Form 10-Q
period 2017-06-30
MYOMO INC
filed 2017-08-14
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to  ________

Commission File Number 001-38109

MYOMO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0944526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 617-996-9058

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No:  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a small reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes:    ☐    No:  ☑

At August 2, 2017, the registrant had 6,087,215 shares of common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q constitutes forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our ability to achieve reimbursement from third-party payers for our products;

●

our dependence upon external sources for the financing of our operations, particularly given that our auditors’ report for our 2016 financial statements, which is included in our Offering Circular (“Offering Circular”) that forms part of the Company’s Registration Statement on Form 1-A (File No.024-10662), which was qualified by the Securities and Exchange Commission (“SEC”) on June 9, 2017, contains a statement concerning our ability to continue as a “going concern;”

●	our ability to effectively execute our business plan;

●	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;

●	our expectations as to our clinical research program and clinical results;

●	our ability to improve our products and develop new products;

●	our ability to manage the growth of our operations over time;

●	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

●	our ability to gain and maintain regulatory approvals;

●	our ability to maintain relationships with existing customers and develop relationships with new customers; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

Although the forward-looking statements in this Quarterly Report on Form 10-Q, are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to re-issue this Quarterly Report on Form 10-Q, or otherwise make public statements updating our forward-looking statements.

TABLE of CONTENTS

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2017 and December 31, 2016 (audited)	1

Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016	2

Condensed Statements of Changes in Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the six months ended June 30, 2017	3

Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016	4

Notes to Condensed Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(revised)
ASSETS
Current Assets:
Cash	$7,110,241	$797,174
Accounts receivable	254,031	114,506
Inventories	123,028	82,435
Prepaid expenses and other	273,970	152,337
Total Current Assets	7,761,270	1,146,452
Restricted cash	52,000	52,000
Deferred offering costs	-	438,237
Equipment (net)	22,004	21,563
Total Assets	$7,835,274	$1,658,252

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Notes payable, shareholder, current	$-	$876,458
Notes payable, MLSC, current	586,742	1,193,984
Accounts payable and other accrued expenses	1,308,349	714,010
Accrued interest, current	5,247	149,580
Deferred revenue	81,560	67,263
Total Current Liabilities	1,981,898	3,001,295
Notes payable, shareholder, net of current portion	876,458	-
Notes payable, MLSC, net of current portion	575,035	-
Convertible promissory notes, net of debt discount	-	2,204,235
Convertible promissory notes, related party	-	1,180,000
Accrued interest, net of current portion	167,592	130,937
Derivative liabilities	311,733	-
Total Liabilities	3,912,716	6,516,467

Redeemable and Convertible Preferred Stock:
Series B-1 convertible preferred stock par value $0.0001 per share; 0 and 1,862,500 shares authorized at June 30, 2017 and December 31, 2016, respectively; 0 and 1,662,104 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	-	8,174,693
Series A-1 convertible preferred stock par value $0.0001 per share; 0 and 1,594,958 shares authorized at June 30, 2017 and December 31, 2016, respectively; 0 and 960,083 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	-	4,497,548
Total Redeemable and Convertible Preferred Stock	-	12,672,241

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Common stock par value $0.0001 per share; 100,000,000 shares authorized; 6,037,386 and 1,124,888 shares issued and 6,036,578 and 1,124,080 shares outstanding as of June 30, 2017 and December 31, 2016, respectively.	604	112
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized as of June 30, 2017; No shares issued or outstanding	-	-
Additional paid-in capital	35,741,980	5,351,204
Accumulated deficit	(31,813,562)	(22,875,308)
Treasury stock	(6,464)	(6,464)
Total Stockholders' Equity (Deficiency)	3,922,558	(17,530,456)
Total Redeemable and Convertible Preferred Stock and Stockholders' Equity (Deficiency)	3,922, 558	(4,858,215)

Total Liabilities, Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficiency)	$7,835,274	$1,658,252

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$306,683	$254,070	$522,914	$470,990

Cost of revenue	98,641	50,186	177,210	109,252

Gross margin	208,042	203,884	345,704	361,738

Operating expenses:
Research and development	708,622	258,282	1,065,507	471,366
Selling, general and administrative	1,432,862	634,180	2,577,328	1,137,067

	2,141,484	892,462	3,642,835	1,608,433

Loss from operations	(1,933,442)	(688,578)	(3,297,131)	(1,246,695)

Other expense (income)
Change in fair value of derivative liabilities	130,162	-	155,008	-
Debt discount or convertible notes	5,172,000	-	5,172,000	-
Interest and other expense, net	146,250	71,311	314,115	140,765
	5,448,412	71,311	5,641,123	140,765

Net loss	(7,381,854)	(759,889)	(8,938,254)	(1,387,460)
Deemed discount – accreted preferred stock discount	(246,827)	(27,182)	(274,011)	(54,367)
Cumulative dividend to Series B-1 preferred stockholders	(125,903)	(163,674)	(287,779)	(327,348)
Net loss available to common stockholders	$(7,754,584)	$(950,745)	$(9,500,044)	$(1,769,175)

Weighted average number of common shares outstanding:
Basic and diluted	2,312,649	1,016,644	1,722,168	1,007,642

Net loss per share available to common stockholders:
Basic and diluted	$(3.35)	$(0.94)	$(5.52)	$(1.76)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE AND CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY) (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

											Total
	Redeemable and Convertible Preferred Stock						Additional				Stockholders'
	Series B-1		Series A-1		Common Stock		Paid-in	Accumulated	Treasury Stock		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficiency)

Balance as of January 1, 2017	1,662,104	$8,174,693	960,083	$4,497,548	1,124,080	$112	$5,351,204	$(22,875,308)	808	$(6,464)	$(17,530,456)

Accretion of preferred stock	-	31,493	-	242,518	-	-	(274,011)	-	-	-	(274,011)

Proceeds from IPO, net of offering costs of $1,006,157	-	-	-	-	665,498	67	3,985,011	-	-	-	3,985,078

Proceeds from private placement, net of offering costs of $2,500	-	-	-	-	557,216	56	2,922,829	-	-	-	2,922,885

Conversion of Series A-1 and Series B-1 convertible preferred stock into common stock	(1,662,104)	(8,206,186)	(960,083)	(4,740,066)	2,622,187	262	12,945,990	-	-	-	12,946,252

Conversion of convertible promissory notes into common stock	-	-	-	-	1,055,430	106	5,467,283	-	-	-	5,467,389

Fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	5,172,000	-	-	-	5,172,000

Warrants issued to IPO selling agent deemed to be derivative liability	-	-	-	-	-	-	(156,725)	-	-	-	(156,725)

Common stock issued for the exercise of common stock options	-	-	-	-	8,167	1	2,981	-	-	-	2,982

Shares of common stock issued for services	-	-	-	-	4,000	-	30,000	-	-	-	30,000

Stock-based compensation	-	-	-	-	-	-	295,418	-	-	-	295,418

Net loss	-	-	-	-	-	-	-	(8,938,254)	-	-	(8,938,254)

Balance as of June 30, 2017	-	$-	-	$-	6,036,578	$604	$35,741,980	$(31,813,562)	808	$(6,464)	$3,922,558

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,938,254)	$(1,387,460)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,546	3,996
Stock-based compensation	295,418	27,688
Amortization of debt discount	17,765	2,329
Debt discount on convertible notes	5,172,000	-
Excess and obsolete inventory reserve	36,028	-
Common stock issued for services	30,000	-
Change in fair value of derivative liabilities	155,008	-
Changes in operating assets and liabilities:
Accounts receivable	(139,525)	(119,598)
Inventories	(76,621)	49,545
Prepaid expenses and other	(121,633)	15,819
Accounts payable and other accrued expenses	594,339	193,450
Accrued interest	209,627	138,528
Deferred revenue	14,297	91,210

Net cash used in operating activities	(2,747,005)	(984,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,987)	-

Net cash used in investing activities	(4,987)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO, net of offering costs (1)	4.423.315	-
Proceeds from private placement, net of offering costs	2,922,885	-
Proceeds from convertible promissory notes, net	1,770,000	585,903
Repayment of note payable, MLSC	(54,123)	-
Proceeds from exercise of stock options	2,982	132

Net cash provided by financing activities	9,065,059	586,035

Net increase (decrease) in cash	6,313,067	(398,458)

Cash, beginning of period	797,174	1,042,618

Cash, end of period	$7,110,241	$644,160

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$59,536	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest to principal	$21,916	$443,984
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$430,000	$-
Accretion of convertible preferred stock to redemption value	$274,011	$54,367
Conversion of convertible preferred stock into common stock	$12,946,252	$-
Conversion of convertible promissory notes and accrued interest into common stock	$5,467,389	$-
Issuance of selling agent warrants in connection with IPO	$156,725
Deferred offering costs to additional paid-in capital upon IPO closing (1)	$438,237	$-
IPO issuance costs included in accounts payable and accrued expense	$31,930	$-

(1) IPO gross proceeds of $4,991,236 are reduced by $567,921 of IPO offering costs that were incurred in 2017. Another $438,237 of IPO deffered offering costs were paid for in prior periods.

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Description of Business

Myomo Inc. (“Myomo” or the Company”) is a medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells the product to orthotics and prosthetics practices or clinics, as well as Veteran Administration and other hospitals in the United States of America, and, beginning in 2017, through a distribution agreement with Ottobock. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Initial Public Offering under Regulation A and Private Placement under Regulation D

On June 9, 2017, the Company completed its initial public offering (“IPO”) under Regulation A of the Securities Act of 1933, as amended, raising $4,991,235, before selling agent and other offering expenses of $1,006,157, through the sale of 665,498 shares of its common stock at a price to the public of $7.50 per share. On June 9, 2017, the Company also closed on a private placement under Regulation D Rule 506(b) pursuant to which it sold to accredited investors an aggregate of 557,216 units at $5.25 per unit, for aggregate proceeds of $2,925,385, before offering expenses of $2,500. Each unit consists of one share of common stock and a three-year warrant to purchase one share of common stock exercisable for $7.50 per share. The combined aggregate gross proceeds raised was $7,916,620.

In connection with the closing of the Company’s IPO on June 9, 2017, the Company filed an amended and restated certificate of incorporation and restated bylaws, both of which were approved by the Company’s board of directors and stockholders on October 23, 2016. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue up to 125,000,000 shares of stock, consisting of 100,000,000 shares of common stock, par value $0.0001 and 25,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

Note 2 - Going Concern and Management’s Liquidity Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $8.9 million and $1.4 million during the six months ended June 30, 2017 and 2016, respectively, and has an accumulated deficit of approximately $31.8 million at June 30, 2017. Cash used in operating activities was approximately $2.7 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

The Company will need to raise additional capital to sustain its operations, repay its debt, pursue its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company has access to capital resources through possible additional public or private equity offerings, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan.

Note 3 - Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2017 and for the three months and six months ended June 30, 2017 and 2016. The results of operations for the three months and six ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2016 and 2015, and for the years then ended, included in the Offering Circular (“Offering Circular”) that forms part of the Company’s Registration Statement on Form 1-A (File No. 024-10662), which was qualified by the Securities and Exchange Commission on June 9, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from these estimates. The Company’s significant estimates relate to valuation of warrants and derivative liabilities, uncollectible accounts, deferred tax valuation allowances, warranty obligations and reserves for slow-moving inventory.

Inventories

Inventories are recorded at the lower-of-cost-or-market. Cost is determined using a specific identification method. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

The Company periodically analyzes anticipated product sales based on historical results, current sales pipeline and marketing plans. Based on these analyses, the Company anticipates the amounts of product, if any, that will not be sold during the next twelve months.

Stock-Based Compensation

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Outstanding non-employee grants continue to be adjusted to fair value after the vesting, and the fair value adjustment is expensed.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2017 and 2016, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Common shares potentially issuable at June 30, 2017 and 2016 consist of:

	2017	2016
Options	305,078	306,517
Warrants	1,427,493	8,228
Series B-1 convertible preferred stock	-	1,662,104
Series A-1 convertible preferred stock	-	960,083
Total	1,732,571	2,936,932

Reclassification

Certain amounts in the 2016 financial statements of operations have been reclassified to conform to the 2017 presentation. These reclassifications had no impact on previously reported net loss.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Revision of Financial Statements

During the preparation of its Offering Circular Supplement for the quarterly period ended March 31, 2017, the Company determined it had improperly classified its Notes Payable, MLSC and certain related accrued interest as long-term liabilities, which resulted in an understatement of current liabilities as of December 31, 2016. The Company assessed the materiality of the misstatement in accordance with Staff Accounting Bulletin No. 99, “Materiality” and No. 108, “Quantifying Misstatements”, and concluded that these classification errors were not qualitatively material and there was no impact on the Company’s condensed statements of operations, cash flows, changes in redeemable and convertible preferred stock and stockholders’ equity (deficiency) and net loss per share for the years then ended, nor on the Company’s stockholders’ equity (deficiency). As such, the correction of the error is reflected in the December 31, 2016 balance sheet. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the Company’s balance sheet as of December 31, 2016 was as follows:

	December 31, 2016
	As previously reported	Adjustment	As revised
Total current liabilities	$1,807,311	$1,193,984	$3,001,295
Non-current liabilities	$4,709,156	$(1,193,984)	$3,515,172
Total liabilities	$6,516,467	$-	$6,516,467

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements are described in Note 3 to the Company’s audited financial statements included in the Company’s Offering Circular.

Note 4 - Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016

Finished goods	$101,106	$81,223
Parts and components	21,922	1,212
Total	$123,028	$82,435

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. At June 30, 2017, the Company provided a reserve of approximately $36,000 for excess and obsolete inventories.

Note 5 -Revolving Line of Credit

On June 8, 2017, the Company’s Chief Executive Officer and Director, entered into an agreement with the Company pursuant to which he committed irrevocably to establish an up to $1,000,000 revolving line of credit for the Company. This commitment is subject to the preparation, execution and delivery of definitive loan documentation in customary form, including note(s) incorporating substantially the terms and conditions set forth in the accompanying term sheet. The line of credit will bear an interest rate of 10% of per annum and will terminate upon the earlier of (i) December 31, 2018; and (ii) the Company entering into a debt or loan facility with a bank or non-bank lender in the aggregate amount of not less than the greater of (A) $500,000 and (B) the then outstanding principal and interest under the facility.

Note 6 - Notes Payable, MLSC

On June 6, 2017, Myomo and MLSC entered into an agreement to extend and amend Myomo’s promissory note to MLSC. The promissory note’s maturity date of June 7, 2017 was extended to May 7, 2019, with repayment in twenty-four equal monthly installments beginning June 7, 2017. The unpaid principal and accrued interest is due and payable upon the earlier of (i) May 7, 2019, (ii) the closing of an initial public offering, prior to August 1, 2017, with gross proceeds of not less than $10 million, (iii) the sale of additional equity securities of $5 million or more at any time unless associated with the occurrence of an initial public offering prior to August 1, 2017, (iv) the closing of an acquisition of the Company, and (v) the occurrence of a default, as defined in the promissory note. The amended promissory note bears a reduced interest rate of 7% per annum. MLSC has the right, at its sole discretion, to extend the maturity date. Myomo has the right to redeem the note, in whole or in part, without penalty or premium with thirty days notice to MLSC.

Note 7 - Notes Payable, Shareholder

On May 23, 2017, Myomo and a related party noteholder entered into an agreement to amend Myomo’s related party promissory notes. The maturity date was extended from June 8, 2017 to June 8, 2019, unless prior to that date, the Company completes an equity financing in any twelve month period raising an aggregate of $10 million in gross proceeds (a “Qualified Financing”), excluding the conversion into common stock in an initial public offering of any convertible notes outstanding on the date of this amendment. In such case, these notes become due within 30 days of the completion of the financing. The Company may elect, in its sole discretion, to repay up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under this note by issuing shares of the Company’s equity equal to 80% of the price per share of common stock.

Note 8 - 2016 Convertible Promissory Notes

During the three months ended March 31, 2017 the Company issued the 2016 convertible promissory notes with an aggregate principal balance of $1,770,000 for cash. In addition, during this period the Company entered into an agreement with certain 2015 convertible promissory noteholders whereby the noteholders of the 2015 convertible promissory noteholders exchanged $430,000 notes for an equivalent amount of 2016 convertible promissory notes (See Note 9). The Company did not recognize a gain or loss on the exchange of the notes. The 2016 convertible promissory notes had an interest rate of 8% per annum and matured on December 31, 2018, at which time the principal and any accrued but unpaid interest would be due and payable on demand. The notes were subordinated to the notes payable, MLSC.

The 2016 convertible promissory notes provided that in the event the Company, on or before the date of the repayment in full of these notes, sells shares of its equity securities to investors in any public equity financing resulting in gross proceeds to the Company of at least $5 million (excluding the conversion of these convertible promissory notes and any other indebtedness, but including, for such purposes, all amounts raised in the Company’s initial public offering, then the outstanding principal balance of these notes, and any accrued but unpaid interest will be automatically converted into the equity securities upon the closing of the initial public offering. The number of shares of equity securities of the Company to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest by the lower of (i) a price per share equal to $35,000,000 divided by the aggregate number of shares of capital stock outstanding on a fully diluted basis immediately prior to the initial closing of the Qualified Financing, as defined, and (ii) eighty percent (80%) of the per share price paid by the Investors in the Qualified Financing.

On June 5, 2017, the Company modified the terms of these 2016 convertible promissory notes such that the automatic conversion of these notes will occur upon any public equity financing resulting in gross proceeds to the Company of at least $5,000,000, excluding the conversion of the notes and any other indebtedness, but including, for such purposes, all amounts raised in the IPO and the concurrent private placement.

Upon the closing of the Company’s IPO on June 9, 2017, in accordance with the terms of the 2016 convertible promissory notes, the principal balance of these notes, and all accrued but unpaid interest, totaling $5,467,389 were converted into 1,055,430 shares of common stock at weighted-average price of $5.18 per share.

In connection with the issuance of the 2016 convertible promissory notes, the Company issued, to these noteholders, warrants to purchase common stock which are exercisable for three years from the date of the IPO. One warrant was issued for each share of common stock issued as part of the conversion. Upon the closing of the IPO, and at June 30, 2017, there were warrants outstanding to purchase 799,349 shares of common stock exercisable at $6.47 per share.

In accordance with ASC 470-20-25-20 “Contingent Conversion Option” if the conversion terms of the 2016 convertible promissory notes would be triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options. The Company determined that the future public equity financing is analogous to an IPO and considered to be a contingency outside the control of the holder. Accordingly, upon the closing of the Company’s IPO, it recorded a charge to interest expense in the statement of operations on June 9, 2017 of $4,142,000 for the issuance of the warrants.

The Company had capitalized deferred issuance costs of approximately $20,800 relating to 2016 convertible promissory notes and had amortized approximately $6,700 to interest expense in the statements of operations through the date of its IPO. Debt issuance costs are comprised of incremental legal and accounting fees directly related to the issuance of convertible promissory notes. Debt issuance costs are amortized over the life of the related debt instrument. Net debt issuance costs are included in the balance sheets as a reduction (debt discount) of the related convertible promissory notes prior to the closing of the Company’s IPO.

Note 9 - 2015 Convertible Promissory Notes

For the three months ended March 31, 2017, the noteholders exchanged $430,000 of their 2015 Convertible Promissory Notes for 2016 convertible promissory notes of an equivalent principal amount. The other 2015 Convertible Promissory Notes that were previously outstanding had been exchanged for 2016 convertible promissory notes of an equivalent principal amount in 2016. The Company did not recognize a gain or loss the exchange of the notes. (See Note 8).

In connection with the issuance of the 2015 convertible promissory notes, the Company agreed to issue warrants to purchase common stock to these noteholders, which are exercisable five years from the date of the IPO. The number of shares of stock to be acquired under the warrants is determined by a formula which amounts to 15% of the principal amount invested divided by the lowest price paid per share for the equity securities by the investors in the Equity Financing as defined. Upon the closing of the IPO, the Company issued warrants to purchase 29,425 shares of common stock exercisable at $5.25 per share. All warrants issued were outstanding at June 30, 2017.

In accordance with ASC 470-20-25-20 “Contingent Conversion Option” if the conversion terms of the convertible note would be triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options. The Company determined that the future public equity financing is analogous to an IPO and considered to be a contingency outside the control of the holder. Accordingly the Company recorded a charge to interest expense for the six months ended June 30, 2017 of $1,030,000 for the issuance of the warrants upon the closing of the Company’s IPO.

Note 10 - Stock-based Compensation

The Company recognized stock-based compensation expense related primarily to the issuance of stock option awards to employees and non-employees in the condensed statements of operations as follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Research and development	$509	$-	$1,300	$-
Selling, general and administrative	274,770	16,559	294,118	27,688

Total	$275,279	$16,559	$295,418	$27,688

During the six months ended June 30, 2017, the Company granted options to purchase 69,600 shares of its common stock to certain executives, employees and consultants.

As of June 30, 2017, there was $319,447 of unrecognized compensation cost related to employees and non-employee unvested stock option grants, which is expected to be recognized over a weighted-average remaining service period of approximately 1.5 years.

Note 11 - Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

●	Level 1 - Quoted prices available in active markets for identical assets or liabilities.

●	Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

The carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s notes payables approximates fair value, as the notes include contractual interest rates, taken together with other features such as concurrent issuance of warrants, which are comparable to rates of returns for instruments of similar credit risk.

Derivative liabilities measured at fair value on a recurring basis at June 30, 2017 were as follows:

	In Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	June 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total

Common stock warrant liabilities	$-	$-	$311,733	$311,733

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2017:

Common stock
warrant liability
Balance – January 1, 2017	$-
Issuance of warrants	156,725
Change in fair value of derivative liabilities	155,008
Balance – June 30, 2017	$311,733

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

For Six Months Ended June 30, 2017
Risk-free interest rate	1.72%-1.89%
Expected life	3.9-4.9 years
Expected volatility of underlying stock	80%
Expected dividend yield	-

The expected stock price volatility for the Company’s common stock warrant liabilities was determined by the historical volatilities for industry peers and used an average of those volatilities. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term used is the contractual life of the instrument being valued. The expected dividend yield was not considered in the valuation of the common stock liabilities as the Company historically has not declared any dividends and does not expect to.

The Company’s other financial instruments include cash and cash equivalents and accounts receivable, which management believes approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s trade payables and notes payable also approximates fair value, as the notes bear terms and conditions comparable to the current market for obligations with similar terms and maturities.

Note 12 - Common Stock

On June 9, 2017, the Company completed its IPO raising $4,991,235, before selling and other offering expenses of $1,006,158, through the sale of 665,498 shares of its common stock at a price of $7.50 per share.

On June 9, 2017, the Company also closed on a private placement pursuant to which it sold to accredited investors an aggregate of 557,216 units at $5.25 per unit, for aggregate proceeds of $2,925,385, before offering expenses of $2,500. Each unit consists of one share of common stock and a three-year warrant to purchase one share of common stock exercisable for $7.50 per share.

In June 2017, the Company issued 4,000 shares to an investor relations firm for services performed. The Company recorded a charge to operations for $30,000 for the fair value of the stock issued.

During the six months ended June 30, 2017 the Company issued 8,167 shares of common stock through the exercise of stock options for proceeds of $2,982. During the six months ended June 30, 2016 the Company issued 2,003 shares of common stock through the exercise of stock options for proceeds of $132.

Note 13 - Redeemable and Convertible Preferred Stock

Convertible Preferred Stock consisted of the following as of December 31, 2016:

						Liquidation
						Preference
		Shares			Dividend	Including
	Shares	Issued and	Par Value	Cumulative	Arrearage	Dividend
	Authorized	Outstanding	per Share	Dividends	Per Share	Arrearage
Series B-1 Preferred Stock	1,862,500	1,662,104	$0.0001	$1,495,127	$0.90	$9,701,313
Series A-1 Preferred Stock	1,594,958	960,083	$0.0001	$-	$-	$4,740,066

Upon closing of the IPO, the Company issued 960,083 shares of common stock upon the conversion of 960,083 shares of Series A-1 Preferred Stock, and 1,662,104 shares of common stock upon the conversion of 1,662,104 shares of Series B-1 Preferred Stock. As of June 30, 2017, the Company does not have any convertible preferred stock issued or outstanding.

Note 14 - Stock Options Plans

The Company granted options for 69,600 shares of common stock during the six months ended June 30, 2017, at a weighted-average exercise price of $1.0496. The aggregate fair value of the awards on the grant date was approximately $50,000.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the six months ended June 30, 2017. The assumptions underlying the calculation of grant date fair value are as follows for the six months ended:

	June 30, 2017	June 30, 2016
Volatility	80.00%	81.00%
Risk-free interest rate	0.58%	0.58%
Weighted-average expected option term (in years)	5.50-6.25	5.75-6.25
Dividend yield	-%	-%

The stock price volatility for the Company's options was determined using historical volatilities for industry peers. The risk-free interest rate was derived from U.S. Treasury rates existing on the date of grant for the applicable expected option term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period. The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

Note 15 -Warrants

On June 9, 2017, the Company issued warrants for the purchase of 557,216 shares of common stock to investors in connection with the IPO, as more fully described in Note 1. The warrants are exercisable for three years from the date of the IPO and are fully vested and exercisable at any time by the holder at a price of $7.50 per share. The warrants can only be settled in the Company’s own shares, and as such, under ASC 815 Derivatives and Hedging the warrants were deemed to be equity instruments and, therefore are included in stockholders’ equity and no fair value adjustments are required from period-to-period.

On June 9, 2017, the Company issued warrants for the purchase of 33,275 shares of common stock to its IPO selling agent. The warrants are fully vested, exercisable at any time after December 9, 2017 by the holder at an exercise price of $8.25 per share and have a life of five years. The warrants include a fundamental transaction clause which provide for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly under ASC 815 Derivatives and Hedging the warrants were deemed to be a derivative liability and are marked to market at each reporting period. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the warrants which was $156,725 and on June 30, 2017 the derivative liability was marked to its then fair market value of $250,415.

In connection with the issuance of its 2016 and 2015 convertible promissory notes, as more fully described in Notes 8 and 9, the Company issued warrants that expire three years from the date of its IPO for the purchase of 799,349 shares of common stock and 29,425 warrants that expire five years from the date of its IPO.

In addition, in connection with the issuance of its promissory notes to MLSC and a shareholder, as more fully described in Notes 7 and 8 to our audited financial statements included in our Offering Circular, the Company issued warrants that expire in 2021 for the purchase of 8,228 shares of stock at an exercise price of $6.47 per share.

Note 16 - Related Party Transactions

The Company sells its products to GRE, an orthotics and prosthetics practice, whose ownership includes Jonathan Naft, a minority stockholder and officer of the Company. Sales to this related party are sold at standard list process. Sales to GRE during were approximately $24,400 and $24,500 in the six month ended 2017 and 2016, respectively.

The Company also obtains consulting and fabrication services from GRE. Charges for these services amounted to approximately $118,200 and $61,500 during the six months ended June 30, 2017 and 2016, respectively. Included in accounts payable and accrued expenses at June 30, 2017 and December 31, 2016, is $28,700 and $6,600, respectively, due to the related party.

Certain directors, executive officers and 5% stockholders of the Company purchased 296,669 (53% of total) shares of common stock with warrants, at $5.25 per unit in the Company’s private placement that closed concurrently with the IPO on June 9, 2017.

Note 17 - Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Warranty Liability

Warranty expense amounted to:

Three months ended		Six months ended
June 30,		June 30,
2017	2016	2017	2016

$8,825	$3,558	$15,128	$6,116

Major Customers

For the six months ended June 30, 2017, three customer accounted for approximately 49% (27%-$117,800, 12%-$51,800 and 10%-$45,000) of revenues, excluding grant income.

For the six months ended June 30, 2016, three customers accounted for approximately 61% (25%-$116,600, 25%-$113,700 and 11%-$47,200) of revenues, excluding grant income.

At June 30, 2017, two customers (35%-$89,600 and 10%-$25,000) accounted for approximately 45% of accounts receivable.

At December 31, 2016, four customers (23%-$26,100, 23%-$25,700, 21%-$24,500 [related party] and 13%-$15,200) accounted for approximately 80% of accounts receivable.

Contingently Issuable Shares

The Company, in the first quarter of 2017, accrued $26,000 for contingently issuable shares of its common stock in connection with a technology licensing agreement.

Note 18 - Subsequent Event

Subsequent to June 30, 2017, the Company issued 50,637 shares of common stock for stock option exercises, which had a weighted average exercise price of $0.33.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our unaudited financial condition and results of our operations together with our financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in the Offering Circular that forms part of our Registration Statement on Form 1-A (File No. 024-10662), which was filed with the Securities and Exchange Commission under Regulation A of the Securities Act of 1933 on June 9, 2017 . This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Statement regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Myomo is a medical device company in the medical robotics industry, specializing in myoelectric braces (orthotics) for people with neuromuscular disorders. We are the developer of the MyoPro® product line, which is a myoelectric-controlled upper limb brace (orthosis). The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living (“ADLs”) in the home and community. It is uniquely constructed by a qualified orthotics and prosthetics (“O&P”) practitioner during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through O&P providers, the United States Department of Veterans Affairs (the “VA”) and our exclusive distributor for certain accounts and geographic markets, Ottobock.

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

Our technology was originally developed at the Massachusetts Institute of Technology (“MIT”) in collaboration with medical experts affiliated with Harvard Medical School. Myomo was incorporated in 2004 and completed licensing of its technology from MIT in 2006.

During 2015, we extended our basic MyoPro for the elbow with the introduction of the MyoPro Motion W, a multi-articulated non-powered wrist and the MyoPro Motion G, which includes a powered grasp. The MyoPro Motion W allows the user to use their sound arm to adjust the device and then, for instance, open a refrigerator door, carry a shopping bag, hold a cell phone, or stabilize themselves to avoid a fall and potential injury. The MyoPro Motion G model allows users with severely weakened or clenched hands, such as seen in certain stroke survivors, to open and close their hands and perform a large number of ADLs.

In December 2016, we entered into an agreement with Ottobock, the largest global provider of orthotic and prosthetic devices, to begin distributing the MyoPro product line in the US, Canada, and Germany in 2017. In accordance with the terms of this new agreement, Ottobock has agreed to certain minimum purchase requirements during the year ending December 31, 2017. Accordingly, we expect that our revenue generated from our primary reseller will be higher in the year ending December 31, 2017 than in prior years.

We currently sell almost exclusively in the United States. On July 31, 2017 we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the Europe Union (EU).

Initial Public Offering

On June 9, 2017, we completed our IPO, in which we sold 665,498 shares of common stock at an offering price of $7.50 per share. All outstanding shares of redeemable and convertible preferred stock converted to 2,622,187 shares of common stock at the closing of the IPO. Our shares are traded on the NYSE-American under the symbol “MYO.” We received proceeds from the IPO of $4,659,000, net of selling agent commissions, but before other offering expenses of approximately $674,000. These offering expenses have been recorded as a reduction of the proceeds received.

Private Placement

In a private offering under Regulation D Rule 506(b), that commenced on May 21, 2017 we sold 557,216 units (“Units”) for cash proceeds of $2,925,385. Each Unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. Each Unit was sold at a price of $5.25 and each investor was required to purchase a minimum of 10,000 Units. Concurrently with the closing of the IPO on June 9, 2017, we issued 557,216 shares of common stock.

Convertible Notes

On June 5, 2017, we modified the terms of the 2016 Convertible Notes (which began in June 2016) such that the automatic conversion of these notes will occur upon any public equity financing resulting in gross proceeds to the Company of at least $5,000,000 (excluding the conversion of the notes and any other indebtedness, but including, for such purposes, all amounts raised in our IPO and the concurrent private placement). All outstanding convertible notes converted to 1,055,430 shares of common stock at the closing of the IPO.

Promissory Notes

On May 23, 2017, we and a related party noteholder entered into an agreement to amend our related party’s promissory notes. The maturity date was extended from June 8, 2017 to June 8, 2019, unless prior to that date, we complete an equity financing in any twelve month period raising aggregate gross proceeds of at least $10 million, excluding the conversion into common stock in an initial public offering of any convertible notes outstanding on the date of this amendment. In such case, these notes become due within 30 days of the completion of the financing. We may elect, at our sole discretion, to repay up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under this note by issuing shares of the Company’s equity equal to 80% of the price per share of common stock.

On June 6, 2017, we and MLSC entered into an agreement to extend and amend our promissory note to MLSC. The promissory note’s maturity date of June 7, 2017 was extended to May 7, 2019, with repayment in twenty-four equal monthly installments beginning June 7, 2017. The unpaid principal and accrued interest is due and payable upon the earlier of (i) May 7, 2019, (ii) the closing of an initial public offering, prior to August 1, 2017, with gross proceeds of not less than $10 million, (iii) the sale of additional equity securities of $5 million or more at any time other than in connection with our initial public offering prior to August 1, 2017, (iv) the closing of an acquisition of the Company, and (v) the occurrence of a default, as defined in the promissory note. The amended promissory note bears a reduced interest rate of 7% per annum. MLSC has the right, at its sole discretion, to extend the maturity date. Myomo has the right to redeem the note, in whole or in part, without penalty or premium with thirty days notice to MLSC.

Results of Operations

We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue as we focus our efforts on expanding our sales and marketing efforts to increase our customer base and expand into new markets, invest in development of our MyoPro products, the funding of clinical research studies to support our reimbursement efforts, and increased costs required to comply with the regulatory requirements of the SEC, as a result of our becoming a public company.

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2017	2016	$	%	2017	2016	$	%

Revenue	$306,683	$254,070	$52,613	21%	$522,914	$470,990	$51,924	11%

Cost of revenue	98,641	50,186	48,455	97%	177,210	109,252	67,958	62%

Gross margin	$208,042	$203,884	$4,158	2%	$345,704	$361,738	$(16,034)	(4)%
Gross margin%	68%	80%		(12)%	66%	77%		(11)%

Revenues

We derive revenue primarily from the sale of our products to orthotics and prosthetics practices, as well as the Veteran Administration and other hospitals and through our distributor, Ottobock. We expect that our product revenues will grow as a result of our increased selling efforts and our distribution agreement with Ottobock

We receive federally-funded grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We expect that our grant revenues will become a less significant component of our revenues.

Comparison of the Three Months Ended June 30, 2017 and 2016

Total revenue increased by $53,000, or 21%, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to $64,000 of grant revenue recognized during the three months ended June 30, 2017, which was partially offset by a $12,000 decrease in product revenue, due to a lower average selling price, since revenue in the 2017 period includes a higher proportion of distributor sales which have a lower average selling price.

Comparison of the Six Months Ended June 30, 2017 and 2016

Total revenue increased by $52,000, or 11%, during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to $67,000 of grant revenue recognized during the six months ended June 30, 2017; which was partially offset by a $15,000 decrease in product revenue due to lower unit sales.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our funded grants in cost of revenue.

Comparison of the Three Months Ended June 30, 2017 and 2016

Gross margin decreased to 68% for the three months ended June 30, 2017, as compared to 80% for the three months ended June 30, 2016. This decrease in gross margin during the three months ended June 30, 2017 is due to a lower average selling price in the three months ended June 30, 2017, primarily reflecting the sale of demonstration units to our new distributor Ottobock, which have lower average gross margins than our direct sales to customers; and $17,000 in inventory and warranty reserves provided during the three months ended June 30, 2017 as a result of our introduction of the next version of our MyoPro products. These elements of the reduced gross margin were partially offset by $64,000 in grant revenue associated with the research projects in the 2017 three-month period, with $5,000 in incremental costs. Also, the higher gross margin in the second quarter of 2016 reflects $61,000 of revenue for which most of the costs were previously expensed.

Comparison of the Six Months Ended June 30, 2017 and 2016

Gross margin decreased to 66%, as compared to 77% in the comparable 2016 six month period, reflecting a lower average selling price in the three months ended June 30, 2017, due to the recording in the 2017 period of a $36,000 reserve for excess and obsolete inventory as a result of our recently introduced MyPro 2 products; and a lower average selling price primarily due to the sale of demonstration units to our new distributor Ottobock, which have lower average gross margins than our direct sales to customers; Partially offsetting these drivers of reduced gross margin were the recording of $37,000 in revenue in the first quarter of 2017 relating to minimum purchase requirements in connection with our 2016 Össur distribution agreement, without any associated cost of revenue; and the $67,000 increase in grant revenue in the 2017 period associated with these research projects, without incurring any additional incremental costs.  We expect our product gross margins to vary depending on the mix of our product sales and mix of sales channels.

The following table sets forth our operating expenses for each of the periods presented.

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2017	2016	$	%	2017	2016	$	%

Research and development	$708,622	$258,282	$450,340	174%	$1,065,507	$471,366	$594,141	126%
Selling, general and administrative	1,432,862	634,180	798,682	126%	2,577,328	1,137,067	1,440,261	127%
	$2,141,484	$892,462	$1,249,022	140%	$3,642,835	$1,608,433	$2,034,402	126%

Research and development

Research and development expenses consist of costs for our research and development personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, costs required to comply with the regulatory requirements of the Food and Drug Administration, the cost of certain third-party contractors and travel expense. Research and development costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products, and expect research and development costs to continue to increase.

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and development expenses increased by $450,000, or 174%, during the three months ended June 30, 2017, as compared to the three months ended June 31, 2016. The increase was primarily due to an incentive bonus of $300,000 to an engineering executive and increased costs relating to the development of the next version of our MyoPro products of which $71,000 related to additional engineering personnel costs, and $59,000 to increased engineering, testing, tooling, set-up and prototype costs.

Comparison of the Six Months Ended June 30, 2017 and 2016

Research and development expenses increased by $594,000, or 126%, during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to an incentive bonus of $300,000 to an engineering executive, increased costs relating to the development of the next version of our MyoPro products including $122,000 related to additional engineering personnel costs, and $126,000 in increased engineering, testing, tooling, set-up and prototype costs.

Selling, general and administrative

Selling expenses consist of costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of marketing and promotional events, clinical studies corporate communications, product marketing and travel expenses. Sales commissions are generally earned and recorded as expense when the customer order has shipped. We expect sales and marketing expenses to increase as we expand our business both domestically and internationally.

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products, and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses.. We expect that general and administrative expenses will increase as we pursue insurance reimbursements and seek expanded coverage for our products and add administrative and accounting support structure for our growing business and as a result of becoming a public company

Comparison of the Three Months Ended June 30, 2017 and 2016

Selling, general and administrative costs increased $799,000, or 126%, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to increased stock-based compensation expense of $258,000 during the three months ended June 30, 2017, as a result of the mark-to-market valuation for our non-qualified stock options issued to non-employees. Personnel costs increased $144,000 for additional administrative staff and sales employees hired and $87,000 recorded for estimated executive bonuses. Executive salaries increased by $66,000 as compared to the same period in 2016. During the three months ended March 31, 2016, certain executives of the Company agreed to temporarily reduce their salaries. These salary reductions were restored in October 2016. Professional fees increased $136,000 for accounting, audit and legal fees as we prepared for becoming a public company, as well as increased travel expenses of $69,000 and an increase of $57,000 related to clinical research to support reimbursement efforts for our products.

Comparison of the Six Months Ended June 30, 2017 and 2016

Selling, general and administrative costs increased $1,440,000, or 127%, during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to increased stock-based compensation expense of $266,000 during the six months ended as a result of the mark-to-market valuation for our non-qualified stock options issued to non-employees. Professional fees increased $343,000 for accounting, audit and legal fees as we prepared for our proposed initial public offering. Personnel costs increased by $266,000 for additional administrative staff and sales employees hired and $165,000 recorded for estimated executive bonuses. Executive salaries increased by $120,000 as compared to the same period in 2016. During the three months ended March 31, 2016 executives of the Company agreed to temporarily reduce their salaries. These salary reductions were restored in October 2016. We also had increases in travel expenses of $115,000 and an increase of $106,000 related to clinical research to support reimbursement efforts for our products.

Interest and other expense, net

The following table sets forth our interest and other expense, net for each of the periods presented.

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2017	2016	$	%	2017	2016	$	%

Change in fair value of derivative liabilities	$130,162	$-	130,162	N/M	$155,008	$-	155,008	N/M
Debt discount on convertible notes	5,172,000	-	5,172,000	N/M	5,172,000	-	5,172,000	N/M
Interest and other expense, net	146,250	71,311	74,939	105%	314,115	140,765	173,350	123%
	$5,448,412	71,311	5,377,101	N/M	$5,641,123	$140,765	5,500,358	N/M

Comparison of the Three Months Ended June 30, 2017 and 2016

The change in fair value of derivative liabilities reflects primarily the impact on fair value of the increase in the share price of our common stock. The debt discount on convertible notes is the non-recurring non-cash write-off of unamortized debt discount associated with the conversion of our 2015 and 2016 convertible promissory notes into common stock and warrants. The increase in interest expense, net is due to an increase of $75,000 in interest expense on our convertible promissory notes.

Comparison of the Six Months Ended June 30, 2017 and 2016

The change in fair value of derivative liabilities reflects primarily the impact on fair value of the increase in the share price of our common stock. The debt discount on convertible notes is the non-recurring non-cash write-off of unamortized debt discount associated with the conversion of our 2015 and 2016 convertible promissory notes into common stock and warrants. The increase in interest and other expense, net is due to an increase of $146,000 in interest expense on our convertible promissory notes and $26,000 accrued for contingently issuable shares in connection with a technology license.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional information about our financial results. Adjusted EBITDA is an important supplemental measure used by our board of directors and management to evaluate our operating performance from period-to-period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock based-compensation, the debt discount on convertible notes and the impact of the fair value revaluation of our derivative liabilities.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	Adjusted EBITDA does not include other income (expense);

●	Adjusted EBITDA does not include depreciation expense from fixed assets;

●	Adjusted EBITDA does not include the impact of stock-based compensation;

● ●	Adjusted EBITDA does not include the debt discount on convertible notes, and Adjusted EBITDA does not include the change in value of our derivative liabilities;

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
GAAP net loss	$(7,381,854)	$(759,889)	$(8,938,254)	$(1,387,460)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	146,057	71,417	286,928	140,857
Other (income) expense	193	(106)	27,187	(92)
Depreciation expense	2,377	1,972	4,546	3,996
Stock-based compensation	275,279	16,559	295,418	27,688
Debt discount on convertible notes	5,172,000	-	5,172,000	-
Change in fair value of derivative liabilities	130,162	-	155,008	-
Adjusted EBITDA	$(1,655,786)	$(670,047)	$(2,997,167)	$(1,215,011)

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2017	December 31, 2016
Cash	$7,110,000	$797,000
Working Capital (Deficiency)	$5,779,000	$(1,855,000)

Availability of Additional Funds

Based upon our working capital and stockholders’ equity of $5,779,000 and $3,922,558, respectively, as of June 30, 2017. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations, and repayment of debt (“see Promissory Notes”). Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings.

We may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing, if available, may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Sources and Uses of Cash for the Six Months Ended June 30, 2017 and June 30, 2016

Net Cash used in Operating Activities

We experienced negative cash flows from operating activities of $2,747,000 for the six months ended June 30, 2017, as compared to negative cash flows from operating activities of $984,000 for the six months ended June 30, 2016. The net cash used in operating activities for the six months ended June 30, 2017 was primarily used to fund a net loss of $8,938,000, adjusted for non-cash expenses in the aggregate amount of $5,711,000, of which $5,327,000 of non-cash adjustments related to fair value adjustments of warrants and derivative liabilities, and by $480,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable and prepaid expenses and payments of deferred offering costs. The net cash used in operating activities for the six months ended June 30, 2016 was primarily due to cash used to fund a net loss of $1,387,000, adjusted for non-cash expenses in the aggregate amount of $34,000 and reduced by $369,000 of cash provided by the changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses, deferred revenue and accrued interest partially offset by increases in our accounts receivable.

Net Cash Used in Investing Activities

During the six months ended June 30, 2017 our cash used in investing activities of $5,000 was for the acquisition of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $9,065,000, as compared to $586,000 during the six months ended June 30, 2016. During the six months ended June 30, 2017 we completed our initial public offering generating $4,423,000 in net proceeds and closed our concurrent private placement generating $2,923,000 in net proceeds. During the six months ended June 30, 2017 and 2016, $1,770,000 and $586,000 of cash, respectively was generated from our convertible note offering.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include the allowance for doubtful accounts, the valuation of our deferred tax asset, the fair value of our derivative liabilities and reserves for slow moving inventory.

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Offering Circular.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 3 to our audited financial statements included in our Offering Circular.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1  A.  Risk Factors

Except for the historical information contained herein or incorporated by reference, this report and the information incorporated by reference contain forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report and in any documents incorporated in this report by reference.

You should consider carefully the following risk factors and in all of the other information included or incorporated in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Relating to Our Business

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance or obtain Medicare or private third-party payer reimbursement for our products.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and market acceptance and adoption depend on educating people with limited upper extremity mobility and health care providers as to the distinct features, ease-of-use, positive lifestyle impact and other benefits of MyoPro systems compared to alternative technologies and treatments. MyoPro products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy or amputation with a prosthetic replacement. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value.

We are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If Medicare, the United States Department of Veterans Affairs (the “VA”), health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. As a result, our sales would be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we intend, at some point in the future, to apply for a unique Healthcare Common Procedure Coding System (“HCPCS”) code applicable to our product line. We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, less than ten units have been self-paid or funded by non-profit foundations. The process of obtaining a HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. We cannot make any assurance that a HCPCS code will be issued or that the amount of reimbursement offered will be sufficient to provide a reasonable profit to the Company or to our distributors.

Reimbursement amounts, whether on a case-by-case basis or pursuant to broader coverage policies which may be established in the future, may be insufficient to permit us to generate sufficient gross margins to allow us to operate on a profitable basis. Third-party payers also may deny coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of MyoPro.

Achieving and maintaining market acceptance of MyoPro products could be negatively impacted by many other factors, including, but not limited to:

●	lack of sufficient evidence supporting the benefits of MyoPro over competitive products or other available treatment, or lifestyle management to accommodate the disability;

●	patient resistance to wearing an assistive device or making required insurance co-payments;

●	results of clinical studies relating to MyoPro or similar products;

●	claims that MyoPro, or any component thereof, infringes on patent or other intellectual property rights of third-parties;

●	perceived risks associated with the use of MyoPro or similar products or technologies;

●	the introduction of new competitive products or greater acceptance of competitive products;

●	adverse regulatory or legal actions relating to MyoPro or similar products or technologies; and

●	problems arising from the outsourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships.

Any factors that negatively impact sales of MyoPro would adversely affect our business, financial condition and operating results.

We depend on a single third party to manufacture the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

We have contracted with Cogmedix, Inc. (“Cogmedix”), a contract manufacturer with expertise in the medical device industry, for the manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro, pursuant to our specifications, at its facility in Worcester, Massachusetts. We may terminate our relationship with Cogmedix at any time upon sixty (60) days written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business.

We also rely on third-party suppliers, some of which contract directly with Cogmedix, to supply certain components of the MyoPro products. Both we and Cogmedix do not have long-term supply agreements with most of their suppliers and, in many cases, make purchases on a purchase order basis. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If we, or Cogmedix, fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

Cogmedix generally uses a small number of suppliers for the MyoPro products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, Cogmedix would have to seek alternative sources of supply. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Cogmedix also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of Cogmedix’s suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require Cogmedix to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

We also rely on a limited number of suppliers for the batteries used by the MyoPro and do not maintain any long-term supply agreement with respect to batteries. If we fail to obtain sufficient quantities of batteries in a timely manner, our reputation may be harmed and our business could suffer.

We depend on a related third-party to provide the custom fabrication of the MyoPro.

Currently, we rely on Geauga Rehabilitation Engineering (“GRE”), a small, privately-held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, our General Manager of MyoPro products. We have entered into a contract with GRE for these services which we believe is comparable to an arm’s-length arrangement. Since GRE is currently the only provider of MyoPro fabrication services, our business may be impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In the event, GRE fails to fulfill our orders, we may terminate our contract. If the Company’s relationship with GRE was terminated, we might have difficulty finding a replacement for GRE’s services, in particular, with respect to GRE’s prototyping services. This could result in an adverse impact on the Company’s business and financial condition.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception, we have shipped over 600 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have sold over 250 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

Our financial statements for June 30, 2017 and December 31, 2016 include disclosures that there is substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the six months ended June 30, 2017, we incurred a net loss of $8,938,254, and for the year ended December 31, 2016, we incurred a net loss of $3,617,022. At June 30, 2017, we had an accumulated deficit of $31,813,562. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing effort; invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed the business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the three and six months ended for the year ended December 31, 2016. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

The industries in which the we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

Industrial and medical robotics is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.

We utilize independent distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to select appropriate patients and provide adequate follow-on care.

We rely heavily on our relationships with O&P practices, the U.S. Department of Veterans Affairs and our distribution arrangements, previously with Össur Americas, Inc. (“Össur”) and, as of January 1, 2017, with Otto Bock Healthcare LP (“Ottobock”) to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If any of these key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

If these independent distributors do not follow our inclusion/exclusion criteria for patient selection or do not provide adequate follow-on care, then our reputation may be harmed by patient dissatisfaction. This could also lead to product returns and adversely affect our financial condition. When issues with distributors have arisen in the past, we have supplied additional training and documentation and/or ended the distributor relationship.

We may not have sufficient funds to meet our future capital requirements.

We will need to raise additional funds in the future in order to continue our business, repay our debt, pursue our product development initiatives and penetrate markets for the sale of our products. Any required additional financing may not be available on terms acceptable to us, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Current turmoil and uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly-issued securities may have rights senior to those of the holders of our common stock.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations.  Based on our current operating plan, we anticipate that our existing cash and cash equivalents may not be sufficient to enable us to maintain our currently planned operations beyond the next 12 months. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us.

The market for myoelectric braces (orthotics) is new, and important assumptions about the potential market for our products may be inaccurate.

The market for myoelectric braces (orthotics) is new. Our estimates of market size are derived from statistics regarding the number of individuals with paralysis, but not necessarily limited to their upper extremities. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if myoelectric braces (orthotics) will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the occurrence of upper extremity paralysis in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with upper extremity paralysis would be able to use myoelectric braces (orthotics) in general, or our current or planned future products in particular. In order to use our current products marketed to those with upper extremity paralysis, users must meet a set of inclusion criteria and not have a medical condition which disqualifies them from being an appropriate candidate. Future products for those with upper extremity paralysis may have the same or other restrictions. Our business strategy is based, in part, on our estimates of the number of upper extremity impaired individuals and the incidence of upper extremity injuries in our target markets and the percentage of those groups that would be able to use our current and future products. Our assumptions and estimates may be inaccurate and may change.

If the myoelectric brace (orthotic) market fails to develop or develops more slowly than we expect, or if we have relied on sources or made assumptions or estimates that are not accurate, our business could be adversely affected.

In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the market on the whole. Further, adverse regulatory findings or reimbursement-related decisions with respect to other products could negatively impact the entire market and, accordingly, our business.

We may receive a significant number of warranty claims or our MyoPro may require significant amounts of service after sale.

Sales of MyoPro products include either a one-year or a three-year warranty for parts and services, other than for normal wear and tear. As the number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

Defects in our products or the software that drives them could adversely affect the results of our operations.

The design, manufacture and marketing of the MyoPro products involve certain inherent risks. Manufacturing or design defects, unanticipated use of the MyoPro, or inadequate disclosure of risks relating to the use of MyoPro products can lead to injury or other adverse events. In addition, because the manufacturing of our products is outsourced to Cogmedix, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to MyoPro products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of MyoPro products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Cogmedix contains a limitation on Cogmedix’s liability, and therefore we could be required to incur the majority of related costs. Our agreement with GRE does not contain a similar limitation of liability; however, a defect in connection with the fabrication of our products may result in significant costs in connection with lawsuits or refunds. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals.

MyoPro users may not use MyoPro products in accordance with safety protocols and training, which could enhance the risk of injury. Any such occurrence could cause delay in market acceptance of MyoPro products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

The medical device industry has historically been subject to extensive litigation over product liability claims. We have not been subject to such claims to date, however, we may become subject to product liability claims alleging defects in the design, manufacture or labeling of our products in the future. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

There is no long-term clinical data with respect to the effects of MyoPro products, and our products could cause unforeseen negative effects.

While short-term clinical studies have established the safety of MyoPro products, there is no long-term clinical data with respect to the safety or physical effects of the MyoPro. Future results and experience could indicate that our products are not safe for long-term use or cause unexpected complications or other unforeseen negative effects. Because MyoPro users generally do not have feeling in their upper extremities, users may not immediately notice damaging effects, which could exacerbate their impact. If in the future MyoPro products are shown to be unsafe or cause such unforeseen effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA registration, significant legal liability or harm to our business reputation.

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have recently entered into an arrangement with Ottobock for the distribution of our products in the U.S., and although there are minimum payment requirements from Ottobock, the arrangement may still not be as productive or successful as we hope.

If we pursue collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

If we fail to properly manage our anticipated growth, our business could suffer.

As we expand the number of locations which provide the MyoPro products, including future planned international distribution, we expect that it will place significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.

Moreover, there are significant costs and risks inherent in selling our products in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed.

These and other factors could harm our ability to implement planned international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

We depend on the knowledge and skills of our senior management.

We have benefited substantially from the leadership and performance of our senior management and other key employees. We do not carry key person insurance. Our success will depend on our ability to retain our current management and key employees. Competition for these key persons in our industry is intense and we cannot guarantee that we will be able to retain our personnel. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements.

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our products or technology, or advance our business strategies. Potential acquisitions involve numerous risks, including:

●	problems assimilating the acquired products or technologies;

●	issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with acquisitions;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we have limited or no experience; and

●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

We have no current commitments with respect to any acquisition and no current plans to seek acquisitions; however, depending on industry and market conditions, we may consider acquisitions in the future. If we do proceed with acquisitions, we do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.

Risks Related to Government Regulation

We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

Our medical products and manufacturing operations are subject to regulation by the FDA and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, storage, installation, servicing, advertising, promoting, marketing, distribution, import, export and market surveillance of our MyoPro products.

Our products are regulated as medical devices in the United States under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to promoting or advertising the device. See “Our Business - Government Regulation.”

In 2012, Myomo registered the MyoPro device as a Class I limb orthosis with the FDA. From time to time, the FDA may disagree with classification of a new Class I medical device and require the registered establishment listing that device to apply for approval as a Class II or Class III medical device. As FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we recently elected to change our classification registration to Class II. In the event that the FDA determines that our medical products should be reclassified Class III medical devices, we could be precluded from marketing the devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Reclassification of our products as requiring 510(k) or PMA pre-market approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

Myomo is registered with the FDA as a specifications developer for medical devices. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the FDA’s Quality System Regulation (“QSR”) and comparable foreign regulations.

The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. If the FDA determines that we fail to comply with applicable regulatory requirements, they may issue a warning letter with one or more 483 citations. This directive, if not closed promptly can result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing.

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register the MyoPro once it is already on the market or otherwise impact our ability to market the MyoPro in the US or other countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. For instance, the FDA may issue mandates, known as 522 orders, requiring us to conduct post-market studies of products. Failure to comply could result in enforcement of the FFDCA against us or our products including an agency request that we recall our MyoPro products.

If we or our third-party manufacturers or key suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, our manufacturing operations could be interrupted.

Our key suppliers are also required to comply with the FDA’s QSR which covers the methods and documentation of the production, control, quality assurance, labeling, packaging, storage and shipping of our products. Cogmedix, our electromechanical kit manufacturer, and other key suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process with respect to the market for our products abroad.

We continue to monitor our quality management with our suppliers to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If the facilities of our suppliers are found to be in violation of applicable laws and regulations, or if our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

●	untitled letters, warning letters, Form 483 findings (results from quality system inspections), fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement or refunds;

●	detention, recalls or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	withdrawing our FDA registration;

●	refusing to provide Certificates to Foreign Governments with respect to exports;

●	pursuing criminal prosecution.

Any of these sanctions could impair our ability to produce the MyoPro in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. While we have Business Associate Agreements in place with our distributors, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

We face risks in connection with the Affordable Care Act (the “ACA”), or its possible replacement or modifications.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) were signed into U.S. law. The ACA is introducing unprecedented changes into the US healthcare delivery and payment systems. While there appear to be benefits to the Company – such as a greater number of individuals enrolled in health insurance plans and thus potentially eligible to obtain a MyoPro if needed – it is not clear how future payment schemes, or potential changes to the ACA, will change the reimbursement model for orthotic and prosthetic devices such as the MyoPro. We monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

Risks Related to Our Intellectual Property

We depend on certain patents that are licensed to us. We do not control these patents and any loss of our rights to them could prevent us from manufacturing our products.

We rely on licenses to two core patents that are material to our business, including the development of the MyoPro. We have entered into an exclusive license agreement (the “License Agreement”) with the Massachusetts Institute of Technology (“MIT”) for those certain patents that cover (i) a powered orthotic device worn on a patient’s elbow or other joint, that senses relatively low level signals in the vicinity of the joint generated by a patient having spinal cord or other nerve damage and (ii) a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder in attempt to move a body part with a powered orthotic device. Our rights to use these patents will be subject to the continuation of and our compliance with the terms of those licenses.

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain obligations (the “Obligations Waiver”) under the License Agreement. The Obligations Waiver contemplates that the Company has not met certain revenue obligations (the “Revenue Obligations”) and certain commercialization obligations (the “Commercial Obligations”), which are required under the License Agreement. Pursuant to the Revenue Obligations, the Company was originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, the Company was originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future.

Our revenue exceeded $750,000 for the fiscal year ended December 31, 2016, which satisfied the Revenue Obligations for that fiscal year. The Revenue Obligations are a continuing requirement of the License Agreement. Based on our current distributor agreement, we expect to exceed the required revenue and satisfy the Revenue Obligations in future years; however, we cannot make any assurance that such agreement will remain in effect. Additionally, MIT has the right to terminate the License Agreement upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the License Agreement is terminated for any reason, our business will be harmed.

Specifically, if we were to lose access to these licenses, we would be unable to manufacture the MyoPro or develop new products until we obtained access to a comparable technology.

We may not control the prosecution, maintenance or filing of the patents to which we now hold or in the future intend to acquire licenses. Enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents may be subject to the control or cooperation of our licensors. We cannot be certain that our licensors will prosecute, maintain, enforce and defend the licensed patent rights in a manner consistent with the best interests of our business. We also cannot be certain that drafting or prosecution of the licensed patents and patent applications by the relevant licensors have been or will be conducted in compliance with applicable law.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. In addition, we rely on trade secrets law to protect our proprietary software and product candidates/products in development.

The patent position of myoelectric orthotic inventions can be highly uncertain and involves many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of protection. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products or enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to protect our intellectual property for any significant period of time or at all.

Litigation to establish or challenge the validity of patents, or to defend against or assert against others infringement, unauthorized use, enforceability or invalidity claims, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and our not being granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming and force us to incur significant costs, and any damages or other remedies awarded to us may not be valuable and management’s attention could be diverted from managing our business. In addition, U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination and review in the U.S. Patent and Trademark Office. Foreign patents may also be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

In addition, we seek to protect our trade secrets, know-how and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable.

We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed.

Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

If we are unable to obtain or maintain adequate protection for intellectual property, or if any protection is reduced or eliminated, competitors may be able to use our technologies, resulting in harm to our competitive position.

We are not able to protect our intellectual property rights in all countries.

Filing, prosecuting, maintaining and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are currently limited to the European Union and Japan. In addition, the laws of some foreign countries, especially developing countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in the United States and around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our current and future products.

The medical device industry is characterized by competing intellectual property and a substantial amount of litigation over patent rights. In particular, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, have been issued patents and filed patent applications with respect to their products and processes and may apply for other patents in the future. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.

Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. Even though we have conducted research of issued patents, no assurance can be given that patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, published applications may issue with claims that potentially cover our products, technology or methods.

Infringement actions and other intellectual property claims brought against us, with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our products that infringe, unless we could obtain a license to use the technology covered by such patents or could redesign our products so that they do not infringe. A license may be available on commercially reasonable terms or none at all, and we may not be able to redesign our products to avoid infringement. Further, any modification to our products could require us to conduct clinical trials and revise our filings with the FDA and other regulatory bodies, which would be time consuming and expensive. In these circumstances, we may not be able to sell our products at competitive prices or at all, and our business and operating results could be harmed.

We rely on trademark protection to distinguish our products from the products of our competitors.

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331) and “MYOMO” (Registration No. 4,451,445) in the United States. In jurisdictions where we have not registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees were previously employed at other medical device companies, including our competitors or potential competitors, and we may hire employees in the future that are so employed. We could in the future be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. If any of these technologies or features that are important to our products, this could prevent us from selling those products and could have a material adverse effect on our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and divert the attention of management.

Risks Related to Ownership of Our Common Stock

Our principal stockholders and management beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of June 30, 2017, our executive officers, directors, principal stockholders and their affiliates beneficially owned 56% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been, and may continue to be volatile.

The stock market in general, and the market price of our common stock will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to August 2, 2017, the price of our common stock on the NYSE American has fluctuated from a low of $6.77 to a high of $19.31 per share.

Our financial performance, our industry’s overall performance, changing consumer preferences, technologies, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead purchasers of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the listing of our common stock on the NYSE American.

We may not be able to maintain a listing of our Common Stock on the NYSE American.

We must meet certain financial and liquidity criteria to maintain such listing. If we fail to meet any of the NYSE American’s listing standards, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. A delisting of our common stock could significantly impair our ability to raise capital.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

We have elected to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2022, (b) the date on which we have total annual gross revenue of at least $1 billion, or (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the Jobs Act.

We are obligated to develop and maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

The trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. Lack of research coverage by securities industry analysts may negatively impact the market price and market trading volume of our common stock. In the event we are covered by analysts, and one or more of such analysts downgrade our securities or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

We will be incurring increased costs as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Future issuances of our common stock or equity-related securities, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. Additionally, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with our IPO, we entered into a lock-up agreement with certain shareholders that prevents our directors, officers, more than 5% stockholders and investors in our recent convertible note securities and private placement, subject to certain exceptions, pursuant to which such persons will not sell any shares of our common stock that they own for up to 180 days after the date of our IPO. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect our common stock price.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

●	authorize our board of directors to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

●	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

●	require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

●	prohibit cumulative voting in the election of directors; and

●	provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Equity Securities

(1)	In June 2017, upon the closing of our initial public offering, all 2,622,187 shares of our then-outstanding preferred stock were automatically converted into 2,622,187 shares of common stock.

(2)

In June 2017, upon the closing of our initial public offering, we issued of 1,055,430 shares of common stock upon the conversion of our outstanding convertible notes with a weighted average conversion price of $5.18 per share.

(3)	In June 2017, upon the closing of our initial public offering we issued 557,216 shares of commons stock purchased at $7.50 through our private placement.

(4)	In June 2017, we issued 4,000 shares of common stock to a vendor in lieu of cash payments for services rendered prior to our initial public offering. These shares were issued based upon the initial public offering price of $7.50

(5)	As of August 14, 2017 (the date this Form 10-Q was filed with the SEC), we have the following outstanding warrants that can be converted into common stock:
• 8,228 shares issuable upon the exercise of warrants, with a weighted-average exercise price of approximately $6.47 per share;
• 799,349 shares issuable upon the exercise of warrants, with an exercise price of approximately $6.47 per share;
• 29,425 shares issuable upon the exercise of warrants, with a weighted-average exercise price of approximately $5.25 per share;
• 557,216 shares issuable upon the exercise of warrants, with an exercise price of $7.50 per share; and
• 33,275 shares issuable upon the exercise of warrants, with an exercise price of $8.25 per share.

(6)	In January 2017, we granted stock options to purchase 69,600 shares of our common stock at a weighted-average exercise price of $1.05 per share under our 2014 Stock Option and Incentive Plan. We have not granted any additional stock options through August 14, 2017, the date this Form 10-Q was filed with the SEC.

(7)	From January 1, 2017 through August 3, 2017, we issued and sold an aggregate of 58,804 shares of our common stock to employees and former employees at a weighted-average exercise price of $0.33 per share pursuant to exercises of options granted under our 2004 and 2014 Stock Option and Incentive Plan.

We deemed the offer, sale and issuance of the securities described in paragraphs (3) and (4) above to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, regarding transactions by an issuer not involving a public offering. All purchasers of securities in the transactions described in paragraphs (3) and (4) above provided standard representations for investors in an exempt offering, including that they (i) were accredited investors, (ii) were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof, (iii) could bear the risks of the investment and (iv) could hold the securities for an indefinite period of time. The purchasers of the transactions described in paragraphs (3) and (4) above received written disclosures from us that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants and exercises of stock options described in paragraphs (6) and (7) above as exempt pursuant to Section 4(a)(2) of the Securities Act or to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act which provides an exemption from registration for offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

All certificates representing the securities issued in the transactions described in this Item 2 included legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

Use of Proceeds from Registered Securities

On June 9, 2017, Myomo, Inc. (the “Company”) completed its initial public offering (“IPO”) under Regulation A of the Securities Act of 1933, as amended, raising $4,991,235 through the sale of 665,498 shares of its common stock at a price to the public of $7.50 per share. We received net proceed of $3,985,078, after deducting the selling agent commission and other offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form 1-A (File No.024-10662, which was qualified by the Securities and Exchange Commission on June 9, 2017.

Currently, we hold the funds the funds in a deposit account in a nationally-recognized bank. As of June 30, 2017, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included in cash on our balance sheet at June 30, 2017.

Issuer Purchases of Equity Securities

None

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2017

Myomo, Inc.

/s/ Paul R. Gudonis
Paul R. Gudonis
Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits Index

Exhibit No.	Description

1.1	Amended and Restated Certificate of Incorporation of the Company, effective June __, 2017 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 1-A (File No.024-10662), which was qualified by the Securities and Exchange Commission on June 9, 2017).
2.2	Amended and Restated Bylaws of the Company, effective June __, 2017 (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 1-A (File No.024-10662), which was qualified by the Securities and Exchange Commission on June 9, 2017).
3.1	Form of Selling Agent Warrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 1-A (File No.024-10662), which was qualified by the Securities and Exchange Commission on June 9, 2017.
3.2	Form of Private Placement Warrant
10.1	Form of Amended Shareholder 10% Promissory Notes dated May 23, 2017
10.2	Form of Amended MLSC 7% Promissory Note dated June 6, 2017
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Form 10-Q for the three and six months ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

**	The certification furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

