Form 10-Q
period 2017-09-30
MYOMO INC
filed 2017-11-08
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No:  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

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

At November 1, 2017, the registrant had 6,108,340 shares of common stock, par value $0.0001 per share, outstanding.

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

TABLE of CONTENTS

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

Condensed Balance Sheets at September 30, 2017 and December 31, 2016 (audited)	1

Condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016	2

Condensed Statements of Changes in Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2017	3

Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	4

Notes to Condensed Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	43

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(revised)
Current Assets:
Cash	$4,958,088	$797,174
Accounts receivable, net	225,934	114,506
Inventories	123,351	82,435
Prepaid expenses and other	465,880	152,337
Total Current Assets	5,773,253	1,146,452
Restricted cash	52,000	52,000
Deferred offering costs	111,719	438,237
Equipment, net	21,822	21,563
Total Assets	$5,958,794	$1,658,252

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Notes payable, shareholder, current	$-	$876,458
Notes payable, MLSC, current	597,070	1,193,984
Accounts payable and other accrued expenses	1,130,232	714,010
Accrued interest, current	4,602	149,580
Derivative liabilities	92,359	-
Deferred revenue	68,958	67,263
Total Current Liabilities	1,893,221	3,001,295
Notes payable, shareholder, net of current portion	876,458	-
Notes payable, MLSC, net of current portion	421,838	-
Convertible promissory notes, net of debt discount	-	2,204,235
Convertible promissory notes, related party	-	1,180,000
Accrued interest, net of current portion	191,892	130,937
Total Liabilities	3,383,409	6,516,467

Redeemable and Convertible Preferred Stock:
Series B-1 convertible preferred stock par value $0.0001 per share; 0 and 1,862,500 shares authorized at September 30, 2017 and December 31, 2016, respectively; 0 and 1,662,104 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	-	8,174,693
Series A-1 convertible preferred stock par value $0.0001 per share; 0 and 1,594,958 shares authorized at September 30, 2017 and December 31, 2016, respectively; 0 and 960,083 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	4,497,548
Total Redeemable and Convertible Preferred Stock	-	12,672,241

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Common stock par value $0.0001 per share; 100,000,000 shares authorized; 6,109,148 and 1,124,888 shares issued; 6,108,340 and 1,124,080 shares outstanding as of September 30, 2017 and December 31, 2016, respectively.	611	112
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized as of September 30, 2017; No shares issued or outstanding	-	-
Additional paid-in capital	35,653,749	5,351,204
Accumulated deficit	(33,072,511)	(22,875,308)
Treasury stock	(6,464)	(6,464)
Total Stockholders' Equity (Deficiency)	2,575,385	(17,530,456)
Total Redeemable and Convertible Preferred Stock and Stockholders' Equity (Deficiency)	2,575,385	(4,858,215)

Total Liabilities, Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficiency)	$5,958,794	$1,658,252

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$488,540	$184,194	$1,011,454	$655,184

Cost of revenue	124,098	77,082	301,308	186,334

Gross margin	364,442	107,112	710,146	468,850

Operating expenses:
Research and development	329,357	237,688	1,394,865	714,333
Selling, general and administrative	1,470,058	803,249	4,047,385	1,932,522

Total operating expenses	1,799,415	1,040,937	5,442,250	2,646,855

Loss from operations	(1,434,973)	(933,825)	(4,732,104)	(2,178,005)

Other expense (income)
Change in fair value of derivative liabilities	(219,374)	-	(64,366)	-
Debt discount on convertible notes	-	-	5,172,000	-
Interest and other expense, net	43,350	84,439	357,465	227,719
Total other expense (income)	(176,024)	84,439	5,465,099	227,719

Net loss	(1,258,949)	(1,018,264)	(10,197,203)	(2,405,724)
Deemed discount – accreted preferred stock discount	-	(27,187)	(274,011)	(81,554)
Cumulative dividend to Series B-1 preferred stockholders	-	(165,472)	(287,779)	(492,820)
Net loss available to common stockholders	$(1,258,949)	$(1,210,923)	$(10,758,993)	$(2,980,098)

Weighted average number of common shares outstanding:
Basic and diluted	6,081,195	1,107,564	3,191,144	1,041,550

Net loss per share available to common stockholders:
Basic and diluted	$(0.21)	$(1.09)	$(3.37)	$(2.86)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE AND CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY) (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

											Total
	Redeemable and Convertible Preferred Stock						Additional				Stockholders'
	Series B-1		Series A-1		Common Stock		Paid-in	Accumulated	Treasury Stock		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficiency)

Balance as of January 1, 2017	1,662,104	$8,174,693	960,083	$4,497,548	1,124,080	$112	$5,351,204	$(22,875,308)	808	$(6,464)	$(17,530,456)

Accretion of preferred stock	-	31,493	-	242,518	-	-	(274,011)	-	-	-	(274,011)

Proceeds from IPO, net of offering costs of $1,061,157	-	-	-	-	665,498	67	3,930,011	-	-	-	3,930,078

Proceeds from private placement, net of offering costs of $2,500	-	-	-	-	557,216	56	2,922,829	-	-	-	2,922,885

Conversion of Series A-1 and Series B-1 convertible preferred stock into common stock	(1,662,104)	(8,206,186)	(960,083)	(4,740,066)	2,622,187	262	12,945,990	-	-	-	12,946,252

Conversion of convertible promissory notes into common stock	-	-	-	-	1,055,430	106	5,467,283	-	-	-	5,467,389

Fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	5,172,000	-	-	-	5,172,000

Warrants issued to IPO selling agent deemed to be derivative liability	-	-	-	-	-	-	(156,725)	-	-	-	(156,725)

Common stock issued for the exercise of common stock options	-	-	-	-	79,929	8	26,946	-	-	-	26,954

Shares of common stock issued for services	-	-	-	-	4,000	-	30,000	-	-	-	30,000

Stock-based compensation	-	-	-	-	-	-	238,222	-	-	-	238,222

Net loss	-	-	-	-	-	-	-	(10,197,203)	-	-	(10,197,203)
Balance as of September 30, 2017	-	$-	-	$-	6,108,340	$611	$35,653,749	$(33,072,511)	808	$(6,464)	$2,575,385

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,197,203)	$(2,405,724)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	6,985	5,864
Stock-based compensation	238,222	72,188
Bad debt expense	29,775	-
Amortization of debt discount	17,765	3,444
Debt discount on convertible notes	5,172,000	-
Excess and obsolete inventory reserve	30,955	-
Common stock issued for services	30,000	-
Change in fair value of derivative liabilities	(64,366)	-
Changes in operating assets and liabilities:
Accounts receivable	(141,203)	(94,598)
Inventories	(71,873)	70,832
Restricted cash	-	(52,000)
Prepaid expenses and other	(313,542)	(160,544)
Deferred offering costs	(111,719)	(306,116)
Accounts payable and other accrued expenses	416,222	213,856
Accrued interest	233,283	221,454
Deferred revenue	1,695	132,531

Net cash used in operating activities	(4,723,004)	(2,298,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(7,244)	-

Net cash used in investing activities	(7,244)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO, net of offering costs (1)	4,368,315	-
Proceeds from private placement, net of offering costs	2,922,885	-
Proceeds from convertible promissory notes, net	1,770,000	1,746,532
Repayment of note payable, MLSC	(196,992)	-
Proceeds from exercise of stock options	26,954	2,876

Net cash provided by financing activities	8,891,162	1,749,408

Net increase (decrease) in cash	4,160,914	(549,405)
Cash, beginning of period	797,174	1,042,618

Cash, end of period	$4,958,088	$493,213

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$79,037	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest to principal	$21,916	$443,984
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$430,000	$-
Accretion of convertible preferred stock to redemption value	$274,011	$51,544
Conversion of convertible preferred stock into common stock	$12,946,252	$-
Conversion of convertible promissory notes and accrued interest into common stock	$5,467,389	$-
Issuance of selling agent warrants in connection with IPO	$156,725	$-
Deferred offering costs to additional paid-in capital upon IPO closing (1)	$438,237	$-
IPO issuance costs included in accounts payable and accrued expense	$55,000	$-

(1) IPO gross proceeds of $4,991,236 are reduced by $622,921 of IPO offering costs that were incurred in 2017. Another $438,237 of IPO deferred offering costs were paid for in 2016.

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Description of Business

Myomo Inc. (“Myomo” or the Company”) is a commercial-stage medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells the product to orthotics and prosthetics practices or clinics, as well as Veteran Administration and other hospitals in the United States of America, and, beginning in 2017, through a distribution agreement with Otto Bock Healthcare L.P. (“Ottobock”). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Initial Public Offering under Regulation A and Private Placement under Regulation D

On June 9, 2017, the Company completed its initial public offering (“IPO”) under Regulation A of the Securities Act of 1933, as amended, raising $4,991,235, before selling agent and other offering expenses of $1,061,157, through the sale of 665,498 shares of its common stock at a price to the public of $7.50 per share. On June 9, 2017, the Company also closed on a private placement under Regulation D Rule 506(b) pursuant to which it sold to accredited investors an aggregate of 557,216 units at $5.25 per unit, for aggregate proceeds of $2,925,385, before offering expenses of $2,500. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock exercisable for $7.50 per share. The combined aggregate gross proceeds raised were $7,916,620.

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

Note 2 - Going Concern and Management’s Liquidity Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $10.2 million and $ 2.4 million during the nine months ended September 30, 2017 and 2016, respectively, and has an accumulated deficit of approximately $33.1 million at September 30, 2017. Cash used in operating activities was approximately $4.7 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. These aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Note 3 - Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2017 and for the three months and nine months ended September 30, 2017 and 2016. The results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2016 and 2015, and for the years then ended, included in the Offering Circular (“Offering Circular”) that forms part of the Company’s Registration Statement on Form 1-A (File No. 024-10662), which was qualified by the Securities and Exchange Commission on June 9, 2017.

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

Stock-Based Compensation

The Company accounts for options and restricted shares granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options, restricted shares and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Outstanding non-employee grants continue to be adjusted to fair value after the vesting, and the fair value adjustment is expensed.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Common shares potentially issuable at September 30, 2017 and 2016 consist of:

	2017	2016
Options	250,160	236,691
Restricted stock	44,500	-
Warrants	1,427,493	8,228
Series B-1 convertible preferred stock	-	1,662,104
Series A-1 convertible preferred stock	-	960,083
Total	1,722,153	2,867,106

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” that enhances the guidance surrounding sale leaseback transactions, accounting for taxes on leveraged leases and leases with third party value. The related amendments to the Topics described above become effective on the same schedule as Topics 605, 606, 840 and 842.

In addition to the above, see discussion of recent accounting pronouncements are described in Note 3 to the Company’s audited financial statements included in the Company’s Offering Circular.

Note 4 - Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016

Finished goods	$133,994	$81,223
Parts and components	20,312	1,212
Total cost	154,306	82,435
Less: Excess and obsolete inventory reserve	(30,955)	-
Total inventories, net	$123,351	$82,435

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. At September 30, 2017, the Company provided a reserve of approximately $31,000 for excess and obsolete inventories.

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

Note 6 - Notes Payable, MLSC

On June 6, 2017, Myomo and MLSC entered into an agreement to extend and amend Myomo’s promissory note to MLSC. The promissory note’s maturity date of June 7, 2017 was extended to May 7, 2019, with repayment in twenty-four equal monthly installments beginning June 7, 2017. The unpaid principal and accrued interest is due and payable upon the earlier of (i) May 7, 2019, (ii) the closing of an initial public offering, prior to August 1, 2017, with gross proceeds of not less than $10 million, (iii) the sale of additional equity securities of $5 million or more at any time unless associated with the occurrence of an initial public offering prior to August 1, 2017, (iv) the closing of an acquisition of the Company, and (v) the occurrence of a default, as defined in the promissory note. The amended promissory note bears a reduced interest rate of 7% per annum. MLSC has the right, at its sole discretion, to extend the maturity date. Myomo has the right to redeem the note, in whole or in part, without penalty or premium with thirty days’ notice to MLSC.

Note 7 - Notes Payable, Shareholder

On May 23, 2017, Myomo and a related party noteholder entered into an agreement to amend Myomo’s related party promissory notes. The maturity date was extended from June 8, 2017 to June 8, 2019, unless prior to that date, the Company completes an equity financing in any twelve-month period raising an aggregate of $10 million in gross proceeds (a “Qualified Financing”), excluding the conversion into common stock in an initial public offering of any convertible notes outstanding on the date of this amendment. In such case, these notes become due within 30 days of the completion of the financing. The Company may elect, in its sole discretion, to repay up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under this note by issuing shares of the Company’s equity equal to 80% of the price per share of common stock.

The Company was notified in October 2017 that the noteholder liquidated all of its outstanding common stock. As of September 30, 2017, the Noteholder is no longer a related party.

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

In connection with the issuance of the 2016 convertible promissory notes, the Company issued, to these noteholders, warrants to purchase common stock which are exercisable for three years from the date of the IPO. One warrant was issued for each share of common stock issued as part of the conversion. Upon the closing of the IPO, the warrants became exercisable and the warrant terms became fixed, such that at June 30, 2017, there were warrants outstanding to purchase 799,349 shares of common stock exercisable at $6.47 per share. As of the IPO date, the Company determined that the relative fair value of the warrants attributable to 2016 convertible promissory note holders (excluding those issued in conjunction with the exchange of the 2015 convertible promissory notes) was $1,628,006.

In accordance with ASC 470-20-25-20 “Contingent Conversion Option” if the conversion terms of the 2016 convertible promissory notes are triggered by future events not controlled by the issuer, they shall be accounted for as contingent conversion options. The Company determined that the future public equity financing (the IPO) is considered to be a contingency outside the control of the issuer. Accordingly, upon the closing of the Company’s IPO, the Company determined that the embedded conversion option was a beneficial conversion feature with a value of $3,825,320. Because the combined relative fair value of the warrants and the value of the beneficial conversion feature exceeded the principal value of the 2016 convertible promissory notes, which were automatically converted pursuant to their terms on the IPO date, the Company recorded an immediate charge to interest expense for the debt discount in the statement of operations on June 9, 2017 equal to the $4,142,000 principal value of the notes.

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

In connection with the issuance of the 2015 convertible promissory notes, the Company agreed to issue warrants to purchase common stock to these noteholders, which are exercisable for five years from the date of the IPO. The number of shares of stock to be acquired under the warrants is determined by a formula which amounts to 15% of the principal amount invested divided by the lowest price paid per share for the equity securities by the investors in the Equity Financing as defined. Upon the closing of the IPO, the Company issued warrants to purchase 29,425 shares of common stock exercisable at $5.25 per share. All warrants issued were outstanding at June 30, 2017. As of the IPO date, the Company determined that the relative fair value of the warrants attributable to original 2015 convertible promissory note holders (including those issued in conjunction with the exchange into the 2016 convertible promissory notes) was $457,456.

In accordance with ASC 470-20-25-20 “Contingent Conversion Option” if the conversion terms of the convertible note are triggered by future events not controlled by the issuer, they shall be accounted for as contingent conversion options. The Company determined that the future public equity financing (the IPO) is considered to be a contingency outside the control of the issuer. Accordingly, upon the closing of the Company’s IPO, the Company determined that the embedded conversion option was a beneficial conversion feature with a value of $1,003,867. Because the combined relative fair value of the warrants and the value of the beneficial conversion feature exceeded the principal value of the 2015 convertible promissory notes (as exchanged), which were automatically converted pursuant to their terms on the IPO date, the Company recorded an immediate charge to interest expense for the debt discount in the statement of operations on June 9, 2017 equal to the $1,030,000 principal value of the notes.

Note 10 - Stock-based Compensation

The Company recognized stock-based compensation expense related primarily to the issuance of stock option awards to employees and non-employees and restricted stock units in the condensed statements of operations as follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Research and development	$1,974	$626	$3,274	$626
Selling, general and administrative	(59,170)	43,874	234,948	71,562

Total	$(57,196)	$44,500	$238,222	$72,188

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the nine months ended September 30, 2017. The assumptions underlying the calculation of grant date fair value are as follows for the nine months ended:

	September 30, 2017	September 30, 2016
Volatility	64% - 80%	81%	%
Risk-free interest rate	0.58% - 2.07%	0.58%	%
Weighted-average expected option term (in years)	5.50-6.25	5.75-6.25
Dividend yield	-%	-%	%

The stock price volatility for the Company's options was determined using historical volatilities for industry peers. The risk-free interest rate was derived from U.S. Treasury rates existing on the date of grant for the applicable expected option term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period. The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

As of September 30, 2017, there was $485,703 of unrecognized compensation cost related to employees and non-employee unvested stock option grants, which is expected to be recognized over a weighted-average remaining service period of approximately 2.0 years.

Restricted Shares

The fair value of the Company’s restricted shares granted to employees is calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2017, there was $259,370 of unrecognized compensation cost related to employees unvested restricted share grants, which is expected to be recognized over a weighted-average remaining service period of approximately 3.9 years. The stock compensation expense is being amortized over the respective vesting periods between 6 months and 4 years. The Company recorded $41,005 of share-based compensation expenses for these restricted shares during the nine months ended September 30, 2017.

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

Derivative liabilities measured at fair value on a recurring basis at September 30, 2017 were as follows:

	In Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
Common stock warrant liabilities	$-	$-	$92,359	$92,359

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2017:

Common stock
warrant liability
Balance – January 1, 2017	$-
Issuance of warrants	156,725
Change in fair value of derivative liabilities	(64,366)
Balance – September 30, 2017	$92,359

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

For Nine Months Ended September 30, 2017
Risk-free interest rate	1.72%-1.92%
Expected life	3.9-4.9 years
Expected volatility of underlying stock	65% - 80%
Expected dividend yield	-

The expected stock price volatility for the Company’s common stock warrant liabilities was determined by the historical volatilities for industry peers and used an average of those volatilities. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term used is the contractual life of the instrument being valued. The expected dividend yield was not considered in the valuation of the common stock liabilities as the Company has never paid, nor has the intention to pay, cash dividends.

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

Note 12 - Common Stock

On June 9, 2017, the Company completed its IPO raising $4,991,235, before selling agent commissions and other offering expenses of $1,061,157, through the sale of 665,498 shares of its common stock at a price of $7.50 per share.

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

During the nine months ended September 30, 2017 the Company issued 79,929 shares of common stock through the exercise of stock options for proceeds of $23,954. During the nine months ended September 30, 2016 the Company issued 124,456 shares of common stock through the exercise of stock options for proceeds of $2,876.

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

Upon closing of the IPO, the Company issued 960,083 shares of common stock upon the conversion of 960,083 shares of Series A-1 Preferred Stock, and 1,662,104 shares of common stock upon the conversion of 1,662,104 shares of Series B-1 Preferred Stock. As of September 30, 2017, the Company does not have any convertible preferred stock issued or outstanding.

Note 14 - Stock Options and Restricted Stock Units

The Company granted options for 91,600 shares of common stock during the nine months ended September 30, 2017, at a weighted-average exercise price of $2.42. The aggregate fair value of the awards on the grant date was approximately $135,000.

The Company granted 46,500 shares of restricted shares to certain executives and employees during the nine months ended September 30, 2017. The aggregate fair value of the awards on the grant date was approximately $314,000.

Note 15 - Warrants

On June 9, 2017, the Company issued warrants for the purchase of 557,216 shares of common stock to investors in connection with a private placement that closed concurrently with the Company’s IPO, as more fully described in Note 1. The warrants are exercisable for three years from the date of the IPO and are fully vested and exercisable at any time by the holder at a price of $7.50 per share. The warrants can only be settled in the Company’s own shares, and as such, under ASC 815 Derivatives and Hedging the warrants were deemed to be equity instruments and, therefore are included in stockholders’ equity and no fair value adjustments are required from period-to-period.

On June 9, 2017, the Company issued warrants for the purchase of 33,275 shares of common stock to its IPO selling agent. The warrants are fully vested, exercisable at any time after December 9, 2017 by the holder at an exercise price of $8.25 per share and have a life of five years. The warrants include a fundamental transaction clause which provides for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivatives and Hedging the warrants were deemed to be a derivative liability and are marked to market at each reporting period. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the warrants which was $156,725 and on June 30, 2017 the derivative liability was marked to its then fair market value of $250,415. On September 30, 2017 the derivative liability was marked to its then fair market value of $92,359.

In connection with the issuance of its 2016 and 2015 convertible promissory notes, as more fully described in Notes 8 and 9, the Company issued warrants that expire three years from the date of its IPO for the purchase of 799,349 shares of common stock and warrants that expire five years from the date of its IPO for the purchase of 29,425 shares of its common stock.

In addition, in connection with the issuance of its promissory notes to MLSC and a shareholder, as more fully described in Notes 7 and 8 to our audited financial statements included in our Offering Circular, the Company issued warrants that expire in 2021 for the purchase of 8,228 shares of stock at an exercise price of $6.47 per share.

Note 16 - Related Party Transactions

The Company sells its products to GRE, an orthotics and prosthetics practice, whose ownership includes Jonathan Naft, a minority stockholder and officer of the Company. Sales to this related party are sold at standard list prices. Sales to GRE were approximately $102,000 and $24,500 in the nine-months ended September 30, 2017 and 2016, respectively.

The Company also obtains consulting and fabrication services from GRE. Charges for these services amounted to approximately $214,000 and $113,000 during the nine months ended September 30, 2017 and 2016, respectively. Included in accounts payable and accrued expenses at September 30, 2017 and December 31, 2016, is $33,800 and $6,600, respectively, due to the related party.

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

Warranty Liability

Warranty expense amounted to:

Three months ended		Nine months ended
September 30,		September 30,
2017	2016	2017	2016

$12,903	$16,705	$28,031	$22,821

Major Customers

For the nine months ended September 30, 2017, three customers accounted for approximately 55% (29%-$258,200, 15%-$130,600, and 11%-$101,700 [related party]) of revenues, excluding grant revenue.

For the nine months ended September 30, 2016, three customers accounted for approximately 58% (27%-$170,100, 18%-$113,700 and 13%-$83,600) of revenues, excluding grant revenue.

At September 30, 2017, six customers accounted for approximately 90% (22%-$57,500, 20%-$51,800 [related party], 15%-37,500, 12%-29,800, 11%-28,800 and 10%-$26,100) of accounts receivable.

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

Overview

Myomo is a commercial-stage medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional ADLs in the home and community. It is custom constructed by a qualified O&P practitioner during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through O&P providers, the VA, and our exclusive distributor for certain accounts and geographic markets, Ottobock.

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

Our technology was originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. Myomo was incorporated in 2004 and completed licensing of its technology from MIT in 2006.

In 2012, we introduced the MyoPro, a custom fabricated orthosis that is individually fabricated for the patient over a positive model of the patient; this fitting process requires specialized education, training, and experience to custom-fabricate and provision to the patient. The primary business focus shifted during this time period from devices which were designed for rehabilitation therapy and sold to hospitals to providing an assistive device through O&P practices to patients who are otherwise impaired for use at home, work, and in the community that facilitates ADLs.

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

In December 2016, we entered into an agreement with Ottobock, the largest global provider of O&P devices, to begin distributing the MyoPro product line in the U.S., Canada, and Germany in 2017 upon regulatory approval. In accordance with the terms of this agreement, Ottobock agreed to certain minimum purchase requirements during the year ending December 31, 2017. Ottobock’s minimum purchase requirements in Germany, Switzerland, and Austria applied only if we obtained the CE Mark for the MyoPro prior to June 30, 2017. We obtained the CE Mark for the MyoPro after such date and Ottobock is not bound by the minimum purchase requirements in those markets. Nevertheless, we expect that our revenue generated from our primary reseller will be higher in the year ending December 31, 2017 than in prior years.

We currently sell almost exclusively in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the Europe Union, or EU. On October 24, 2017, we obtained a Medical Device License in Canada, which will enable us to sell the MyoPro in Canada.

Recent Developments

Initial Public Offering

On June 9, 2017, we completed our initial public offering, or IPO, in which we sold 665,498 shares of common stock at an offering price of $7.50 per share. All then-outstanding shares of redeemable and convertible preferred stock converted to 2,622,187 shares of common stock at the closing of the IPO. Our shares are traded on the NYSE-American under the symbol “MYO.” We received proceeds from the IPO of $4,659,000, net of selling agent commissions, but before other offering expenses of approximately $729,000. Selling agent commissions and other offering expenses have been recorded as a reduction of the proceeds received.

Private Placement

In a private offering in the second quarter of 2017, we sold 557,216 units, or Units, to accredited investors for cash proceeds of $2,925,385. Each Unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. Each Unit was sold at a price of $5.25. Concurrently with the closing of the IPO on June 9, 2017, we issued 557,216 Units, along with the underlying shares of common stock.

Convertible Notes

On June 5, 2017, we modified the terms of the then-outstanding convertible promissory notes that we issued in 2016, which we refer to as the 2016 Convertible Notes such that they would automatically convert into common stock upon any public equity financing resulting in gross proceeds to us of at least $5,000,000 (excluding the conversion of the notes and any other indebtedness, but including, for such purposes, all amounts raised in our IPO and the concurrent private placement). All outstanding convertible notes converted to 1,055,430 shares of common stock at the closing of the IPO.

Promissory Notes

On May 23, 2017, we entered into an agreement with a related party noteholder to amend such related party’s promissory notes. The maturity date was extended from June 8, 2017 to June 8, 2019, unless prior to that date, we complete an equity financing in any twelve-month period raising aggregate gross proceeds of at least $10 million, excluding the conversion into common stock in an initial public offering of any convertible notes outstanding on the date of that amendment. Upon completion of such a financing, these notes will become due within 30 days. However, we may elect, at our sole discretion, to repay on the date of repayment up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under this note by issuing shares of our equity equal to 80% of the price per share of common stock on the repayment date. As of September 30, 2017, we had outstanding an aggregate of approximately $1,068,350, which is comprised of an aggregate principal amount of $876,458 plus accrued but unpaid interest of $191,892, as of September 30, 2017.

On June 6, 2017, we and the MLSC, entered into an agreement to extend and amend our promissory note to MLSC. The promissory note’s maturity date of June 7, 2017 was extended to May 7, 2019, with repayment in twenty-four equal monthly installments beginning June 7, 2017. The unpaid principal and accrued interest is due and payable upon the earlier of (i) May 7, 2019, (ii) the closing of an initial public offering, prior to August 1, 2017, with gross proceeds of not less than $10 million, for which the IPO did not qualify, (iii) the sale of additional equity securities of $5 million or more at any time other than in connection with our initial public offering prior to August 1, 2017, (iv) the closing of an acquisition of our company, and (v) the occurrence of a default, as defined in the promissory note. The amended promissory note bears a reduced interest rate of 7% per annum. MLSC has the right, at its sole discretion, to extend the maturity date. Myomo has the right to redeem the note, in whole or in part, without penalty or premium with thirty days’ notice to MLSC.

Results of Operations

We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue as we focus our efforts on expanding our sales and marketing efforts to increase our customer base and expand into new markets, invest in development of our MyoPro products, the funding of clinical research studies to support our reimbursement efforts, and incur increased costs required to comply with the regulatory requirements of the SEC, as a result of our becoming a public company.

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2017	2016	$	%	2017	2016	$	%

Revenue	$488,540	$184,194	$304,346	165%	$1,011,454	$655,184	$356,270	54%

Cost of revenue	124,098	77,082	47,016	61%	301,308	186,334	114,974	62%

Gross margin	$364,442	$107,112	$257,330	240%	$710,146	$468,850	$241,296	51%
Gross margin%	75%	58%		17%	70%	72%		(2)%

Revenues

We derive revenue primarily from the sale of our products to orthotics and prosthetics practices, as well as the Veterans Health Administration and other hospitals and through our distributor, Ottobock. We expect that our product revenues will grow as a result of our increased selling efforts and our distribution agreement with Ottobock.

We receive federally-funded grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We expect that our grant revenues, in the future, will become a less significant component of our revenues.

Comparison of the Three Months Ended September 30, 2017 and 2016

Total revenue increased by $304,000, or 165%, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, product revenue increased $279,000 versus the comparable period of 2016. The increase was due primarily to increased product sales to our distributor Ottobock. We recognized $30,000 of grant revenue during the three months ended September 30, 2017 as compared to $5,000 for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Total revenue increased by $356,000, or 54%, during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, product revenue increased $264,000 versus the comparable period of 2016. The increase was primarily due to increased product sales to our distributor Ottobock and $37,000 in revenue relating to our 2016 Össur distribution agreement, and reflects the higher average selling price of units sold. Our 2016 Össur distribution agreement was scheduled to expire on December 31, 2016, but we verbally extended the agreement for one quarter for specified orders in Ossur’s sales pipeline at December 31, 2016, and extended the minimum purchase requirements for this amount. In the first quarter of 2017, Össur had not yet closed all these orders, so we recognized $37,000 of minimum purchase requirement related revenue that had been deferred in 2016. The nine months ended September 30, 2016 included $61,000 of revenue associated with prior year sales that was not recognized until the six months ended June 30, 2016 due to the uncertainty of payment at the time of shipment. We recognized $113,000 of grant revenue during the nine months ended September 30, 2017 as compared to $21,000 for the nine months ended September 30, 2016.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our funded grants in cost of revenue.

Comparison of the Three Months Ended September 30, 2017 and 2016

Gross margin increased to 75% for the three months ended September 30, 2017, as compared to 58% for the three months ended September 30, 2016. The lower gross margin for three months ended September 30, 2016 is due primarily to a $15,000 write-off of inventory; and $10,000 in higher inventory and warranty provisions as compared to three months ended September 30, 2017. Gross margins for the three months ended September 30, 2017 also benefited from increase in grant revenue of $30,000 associated with the research projects, which had $4,000 in incremental costs, as compared to $5,000 in grant revenue with $2,000 in incremental costs for the comparable period of 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Gross margin decreased to 70% for the nine months ended September 30, 2017, as compared to 72% in the comparable 2016 period, primarily due to the recording in the 2017 period of a $31,000 reserve for excess and obsolete inventory as a result of our recently introduced MyoPro 2 products; and a lower average selling price on sales of demonstration units to our new distributor Ottobock, which have lower average gross margins than our direct sales to customers; Partially offsetting these drivers of reduced gross margin were the recording of $37,000 in revenue in the first quarter of 2017 relating to minimum purchase requirements in connection with our 2016 Össur distribution agreement, without any associated cost of revenue; and the $92,000 increase in grant revenue in the 2017 period associated with research projects, without incurring any additional incremental costs.  Our 2016 Össur distribution agreement was scheduled to expire on December 31, 2016, but we verbally extended the agreement for one quarter for specified orders in Ossur’s sales pipeline at December 31, 2016, and extended the minimum purchase requirements for this amount. In the first quarter of 2017, Össur had not yet closed all these orders, so we recognized $37,000 of minimum purchase requirement related revenue, without any associated cost of revenue, which had been deferred in 2016. We expect our product gross margins to vary depending on the mix of our product sales and mix of sales channels.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2017	2016	$	%	2017	2016	$	%

Research and development	$329,357	$237,688	$91,669	39%	$1,394,865	$714,333	$680,532	95%
Selling, general and administrative	1,470,058	803,249	666,809	83%	4,047,385	1,932,522	2,114,863	109%
Total operating expenses	$1,799,415	$1,040,937	$758,478	73%	$5,442,250	$2,646,855	$2,795,395	106%

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

Comparison of the Three Months Ended September 30, 2017 and 2016

Research and development expenses increased by $92,000, or 39%, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was primarily due to additional engineering personnel costs of $72,000.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Research and development expenses increased by $681,000, or 95%, during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase was primarily due to an incentive bonus of $300,000 to an engineering executive, increased costs relating to the development of the next version of our MyoPro products including $235,000 related to additional engineering personnel costs, and $125,000 in increased engineering, testing, tooling, set-up and prototype costs.

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

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products, and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase as we pursue insurance reimbursements and seek expanded coverage for our products and add administrative and accounting support structure for our growing business and as a result of becoming a public company.

Comparison of the Three Months Ended September 30, 2017 and 2016

Selling, general and administrative costs increased $667,000, or 83%, during the three months ended September 30, 2017, as compared to the three months September 30, 2016. The increase was primarily due to increases in personnel costs of $178,000 for additional administrative staff and sales personnel hired and $86,000 recorded for estimated executive bonuses. Executive salaries increased by $154,000 as compared to the same period in 2016. During the three months ended March 31, 2016, certain executives of the Company agreed to temporarily reduce their salaries. These salary reductions were restored in October 2016. Administrative costs including insurance, rent and office expenses increased $95,000, travel expenses increased $79,000, clinical expenses increased $70,000 related to clinical research to support reimbursement efforts for our products and marketing expenses increased $35,000. These increases were partially offset by decreases in stock-based compensation expense of $103,000 during the three months ended September 30, 2017, as a result of the mark-to-market valuation for our non-qualified stock options issued to non-employees.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Selling, general and administrative costs increased $2,115,000, or 109%, during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase was primarily due to increases in personnel costs of $439,000 for additional administrative staff and sales personnel hired and $252,000 recorded for estimated executive bonuses. Executive salaries increased by $297,000 as compared to the same period in 2016. During the three months ended March 31, 2016, certain executives of the Company agreed to temporarily reduce their salaries. These salary reductions were restored in October 2016. Professional fees increased $355,000 for accounting, audit and legal fees as we prepared for our initial public offering and transitioned to a publicly traded company. Stock-based compensation expense increased $163,000 during the nine months ended September 30, 2017, as a result of the mark-to-market valuation for our non-qualified stock options issued to non-employees. Travel expenses increased $194,000, clinical expenses increased $176,000 related to clinical research to support reimbursement efforts for our products and administrative costs including insurance, rent and office expenses increased $142,000.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2017	2016	$	%	2017	2016	$	%

Change in fair value of derivative liabilities	$(219,374)	$-	$(219,374)	N/M	$(64,366)	$-	$(64,366)	N/M
Debt discount on convertible notes	-	-	-	-	5,172,000	-	5,172,000	N/M
Interest and other expense, net	43,350	84,439	(41,089)	(49)%	357,465	227,719	129,746	57%
Total interest and other expense (income)	$(176,024)	$84,439	$(260,463)	(308)%	$5,465,099	$227,719	$5,237,380	N/M

Comparison of the Three Months Ended September 30, 2017 and 2016

The decrease in the fair value of derivative liabilities is due to the mark-to-market adjustment of our derivative liabilities primarily due to the decline in our stock price during the three months ended September 30, 2017. The decrease in interest expense, net is due to the conversion of our convertible promissory notes into common stock on June 9, 2017, our IPO closing date.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The change in the fair value of derivative liabilities of $64,000 is due to recording a derivative liability relating to warrants issued during the nine months ended September 30, 2017. The debt discount on convertible notes resulted from the closing of our IPO, as the measurement of the value of the previously contingent embedded beneficial conversion option was now determinable and we were required under generally accepted accounting principles (GAAP) to recognize the value of the embedded beneficial conversion features and the warrants issued with the notes as a charge to interest expense. Because the combined relative fair value of the warrants and the value of the beneficial conversion feature exceeded the principal value of the convertible promissory notes, we recorded an immediate charge to interest expense for the debt discount in the statement of operations on June 9, 2017, our IPO closing date, equal to the $5,172,000 principal value of the notes. The increase in interest and other expense of $130,000, net is primarily due to an increase in interest expense on our convertible promissory notes and $26,000 accrued for contingently issuable shares in connection with a technology license.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	Adjusted EBITDA does not include other income (expense);

●	Adjusted EBITDA does not include depreciation expense from fixed assets;

●	Adjusted EBITDA does not include the impact of stock-based compensation;

●	Adjusted EBITDA does not include the debt discount on convertible notes, and

●	Adjusted EBITDA does not include the change in value of our derivative liabilities;

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
GAAP net loss	$(1,258,949)	$(1,018,264)	$(10,197,203)	$(2,405,724)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	43,150	84,034	330,065	224,784
Other (income) expense	200	405	27,400	2,935
Depreciation expense	2,439	1,868	6,985	5,864
Stock-based compensation	(57,196)	44,500	238,222	72,188
Debt discount on convertible notes	-	-	5,172,000	-
Change in fair value of derivative liabilities	(219,374)	-	(64,366)	-
Adjusted EBITDA	$(1,489,730)	$(887,457)	$(4,486,897)	$(2,099,953)

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2017	December 31, 2016
Cash	$4,958,088	$797,174
Working Capital (Deficiency)	$3,880,032	$(1,854,843)

Availability of Additional Funds

We had working capital and stockholders’ equity of $3,880,000 and $2,575,000, respectively, as of September 30, 2017. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations, and to repay our debt (see “Promissory Notes”). Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings.

Based upon our working capital, line of credit and forecasted continued operating losses, we expect that the cash we currently have available and the net proceeds of this offering will fund our operations into the first half of 2019. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt, unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize and market our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

We may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Sources and Uses of Cash for the Nine Months Ended September 30, 2017 and September 30, 2016

Net Cash used in Operating Activities

We experienced negative cash flows from operating activities of $4,723,000 for the nine months ended September 30, 2017, as compared to negative cash flows from operating activities of $2,299,000 for the nine months ended September 30, 2016. The net cash used in operating activities for the nine months ended September 30, 2017 was primarily used to fund a net loss of $10,197,000, adjusted for non-cash expenses in the aggregate amount of $5,461,000, of which $5,108,000 of non-cash adjustments related to fair value adjustments of warrants and derivative liabilities, and by $13,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable, prepaid expenses and other current assets and payments of deferred offering costs. The net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to cash used to fund a net loss of $2,406,000, adjusted for non-cash expenses in the aggregate amount of $81,000 and reduced by $25,000 of cash provided by the changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses, deferred revenue and accrued interest partially offset by increases in our accounts receivable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2017 our cash used in investing activities of $7,200 was for the acquisition of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $8,891,000, as compared to $1,749,000 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017 we completed our initial public offering generating $4,368,000 in net proceeds, excluding $438,000 of offering expenses incurred in 2016, and closed our concurrent private placement generating $2,923,000 in net proceeds. During the nine months ended September 30, 2017 and 2016, $1,770,000 and $1,747,000 of cash, respectively was generated from our convertible note offering. The increases in cash provided by financing activities during the nine months ended September 30, 2017 was partially offset by $197,000 in repayments of our note with MLSC.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this standard on our financial statements.

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” that enhances the guidance surrounding sale leaseback transactions, accounting for taxes on leveraged leases and leases with third party value. The related amendments to the Topics described above become effective on the same schedule as Topics 605, 606, 840 and 842.

In addition to the above, see discussion of recent accounting pronouncements in Note 3 to our audited financial statements included in our Offering Circular.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our unrestricted cash, totaling approximately $5.0 million as of September 30, 2017, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A.  Risk Factors

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

Risks Relating to Our Business

We currently rely, and in the future, will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance or obtain Medicare or private third-party payer reimbursement for our products.

We currently rely, and in the future, will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and market acceptance and adoption depend on educating people with limited upper extremity mobility and healthcare providers as to the distinct features, ease-of-use, positive lifestyle impact and other benefits of MyoPro systems compared to alternative technologies and treatments. MyoPro products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy or amputation with a prosthetic replacement. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value.

We are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If Medicare, the United States Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. As a result, our sales would be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we intend, at some point in the future, to apply for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line. We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, as of September 30, 2017, fewer than ten units have been self-paid or funded by non-profit foundations. The process of obtaining an HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. We cannot make any assurance that a HCPCS code will be issued or that the amount of reimbursement offered will be sufficient to provide a reasonable profit to us or to our distributors.

Reimbursement amounts, whether on a case-by-case basis or pursuant to broader coverage policies, which may be established in the future, may be insufficient to permit us to generate sufficient gross margins to allow us to operate on a profitable basis. Third-party payers also may deny coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of MyoPro.

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

We have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the manufacture of all our products and the sourcing of all our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro pursuant to our specifications at its facility in Worcester, Massachusetts. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, or ISO, standard 13485.

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

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately-held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, our General Manager of MyoPro products. However, another member of the GRE management team oversees the fabrication contract that we have entered for these services which is at arm’s-length. Since GRE is currently the only provider of MyoPro fabrication services, our business may be impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In the event GRE fails to fulfill our orders, then we may terminate our contract. In addition, Mr. Naft’s employment with us is at-will and there can be no assurance that we can retain his services to us. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services, in particular, with respect to GRE’s prototyping services. This could result in an adverse impact on our business and financial condition.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through the date of this report, we have shipped approximately 600 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have sold approximately 350 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operations losses and our financial statements for September 30, 2017 and December 31, 2016 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the nine months ended September 30, 2017, we incurred a net loss of $10,197,203, and for the year ended December 31, 2016, we incurred a net loss of $3,617,022. At September 30, 2017, we had an accumulated deficit of $33,072,511. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the three and nine months ended September 30, 2017, and for the year ended December 31, 2016. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations. Based on our current operating plan, we anticipate that our existing cash and cash equivalents not be sufficient to enable us to maintain our currently planned operations beyond the next 12 months. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us.

The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

Industrial and medical robotics are characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.

We utilize independent distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to select appropriate patients and provide adequate follow-on care.

We rely heavily on our relationships with O&P practices, the VA and our distribution arrangements, previously with Össur Americas, Inc., or Össur, and, as of January 1, 2017, with Otto Bock Healthcare LP, or Ottobock, to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If any of these key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

The market for myoelectric braces is new and uncertain, and important assumptions about the potential market for our products may be inaccurate.

The market for myoelectric braces, or orthotics, is new and uncertain. Our estimates of market size are derived from statistics regarding the number of individuals with paralysis, but not necessarily limited to their upper extremities. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if orthotics will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the occurrence of upper extremity paralysis in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with upper extremity paralysis would be able to use orthotics in general, or our current or planned future products in particular. In order to use our current products marketed to those with upper extremity paralysis, users must meet a set of inclusion criteria and not have a medical condition which disqualifies them from being an appropriate candidate. Future products for those with upper extremity paralysis may have the same or other restrictions. Our business strategy is based, in part, on our estimates of the number of upper extremity impaired individuals and the incidence of upper extremity injuries in our target markets and the percentage of those groups that would be able to use our current and future products. Our assumptions and estimates may be inaccurate and may change.

If the orthotic market fails to develop or develops more slowly than we expect, or if we have relied on sources or made assumptions or estimates that are not accurate, our business could be adversely affected.

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

Sales of MyoPro products generally include a one-year or a three-year warranty for parts and services, other than for normal wear and tear. As the number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

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

The medical device industry has historically been subject to extensive litigation over product liability claims. We have not been subject to such claims to date; however, we may become subject to product liability claims alleging defects in the design, manufacture or labeling of our products in the future. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have recently entered into an arrangement with Ottobock for the distribution of our products in the U.S. and certain other countries, and although there are minimum payment requirements from Ottobock, we did not meet the condition for such requirements to apply in certain markets, and the arrangement may not be as productive or successful as we hope.

If we pursue collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be contrary to our interests, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

If we fail to properly manage our anticipated growth, our business could suffer.

As we expand the number of locations which provide the MyoPro products, including future planned international distribution, we expect that it will place significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to misallocate management or financial resources and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.

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

Our medical products and manufacturing operations are subject to regulation by the U.S. Food and Drug Administration, or FDA, and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, storage, installation, servicing, advertising, promoting, marketing, distribution, import, export and market surveillance of our MyoPro products.

Our products are regulated as medical devices in the United States under the Federal Food, Drug and Cosmetic Act, or the FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to promoting or advertising the device. See “Business - Government Regulation.”

In 2012, we registered the MyoPro device as a Class I limb orthosis with the FDA. From time to time, the FDA may disagree with classification of a new Class I medical device and require the registered establishment listing that device to apply for approval as a Class II or Class III medical device. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we recently elected to change our classification registration to Class II. In the event that the FDA determines that our medical products should be reclassified as Class III medical devices, we could be precluded from marketing the devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Reclassification of our products as requiring 510(k) or pre-market approval, or PMA, could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

We are registered with the FDA as a specifications developer for medical devices. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the FDA’s Quality System Regulation, or QSR, and comparable foreign regulations.

The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. If the FDA determines that we fail to comply with applicable regulatory requirements, they may issue a warning letter with one or more citations. This directive, if not closed promptly can result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing.

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

If we or our third-party manufacturers or key suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted.

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

We face risks in connection with the Affordable Care Act or its possible replacement or modifications.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the ACA, were signed into U.S. law. The ACA is introducing unprecedented changes into the US healthcare delivery and payment systems. While there appear to be benefits to us – such as a greater number of individuals enrolled in health insurance plans and thus potentially eligible to obtain a MyoPro if needed – it is not clear how future payment schemes, or potential changes to the ACA, will change the reimbursement model for O&P devices such as the MyoPro. We intend to monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

Risks Related to Our Intellectual Property

We depend on certain patents that are licensed to us. We do not control these patents and any loss of our rights to them could prevent us from manufacturing our products.

We rely on licenses to two core patents that are material to our business, including the development of the MyoPro. We have entered into an exclusive license agreement, which we refer to as the License Agreement, with the Massachusetts Institute of Technology, or MIT, for those certain patents that cover (i) a powered orthotic device worn on a patient’s elbow or other joint, that senses relatively low level signals in the vicinity of the joint generated by a patient having spinal cord or other nerve damage and (ii) a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder in attempt to move a body part with a powered orthotic device. Our rights to use these patents will be subject to the continuation of and our compliance with the terms of those licenses.

On November 15, 2016, we and the Massachusetts Institute of Technology, or MIT, entered into a waiver agreement with regard to certain obligations, or the Obligations Waiver, under the License Agreement. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligation, or the Commercial Obligations, which are required under the License Agreement. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future.

Our revenue exceeded $750,000 for the fiscal year ended December 31, 2016, which satisfied the Revenue Obligations for that fiscal year. The Revenue Obligations are a continuing requirement of the License Agreement. Based on our current distributor agreement, while we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the License Agreement upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the License Agreement is terminated for any reason, our business will be harmed.

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

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. In addition, we rely on trade secrets law to protect our proprietary software and product candidates or products in development.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331) and “MYOMO” (Registration No. 4,451,445) in the United States. The MyoPro mark is presently being registered in Canada and in the EU. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

As of September 30, 2017, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 52% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been, and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to November 1, 2017, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.53 to a high of $23.20 per share.

Our financial performance, our industry’s overall performance, changing consumer preferences, technologies, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead purchasers of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the quotation of our common stock on the NYSE American.

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

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. For so long as the MLSC Note is outstanding, we may not declare or pay any dividends or make any distributions upon our equity securities. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2022, (b) the date on which we have total annual gross revenue of at least $1.07 billion, or (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may under certain circumstances still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We currently have research coverage by two securities industry analysts. If no additional securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event that one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage or us, the market price and market trading volume of our common stock could be negatively affected.

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

Future issuances of our common stock or securities convertible into our common stock, or the expiration of lock-up agreements that our directors, officers and certain stockholders entered into in connection with our initial public offering that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

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

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

●	authorize our board of directors to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

●	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

●	require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

●	prohibit cumulative voting in the election of directors; and

●	provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum or by the holders of at least sixty-six and two-thirds percent (66 2/3%) of the issued and outstanding shares of common stock.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Equity Securities

(1)	In June 2017, upon the closing of our initial public offering, all 2,622,187 shares of our then-outstanding preferred stock were automatically converted into 2,622,187 shares of common stock.
(2)	In June 2017, upon the closing of our initial public offering, we issued of 1,055,430 shares of common stock upon the conversion of our outstanding convertible notes with a weighted average conversion price of $5.18 per share.
(3)	In June 2017, upon the closing of our initial public offering we issued 557,216 shares of common stock purchased at a price of $7.50 per share through our concurrent private placement.
(4)	In June 2017, we issued 4,000 shares of common stock to a vendor in lieu of cash payments for services rendered prior to our initial public offering. These shares were issued based upon the initial public offering price of $7.50 per share.
(5)	As of September 13, 2017, we have 1,427,493 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $6.89 per share:
(6)	In January 2017, we granted stock options to purchase 69,600 shares of our common stock at a weighted-average exercise price of $1.05 per share under our 2014 Stock Option and Grant Plan.
(7)	In August 2017, we granted stock options to purchase 22,000 shares of our common stock at an exercise price of $6.75 per share under our 2016 Equity Incentive Plan.
(8)	In August 2017, we granted 46,500 shares of restricted stock under our 2016 Plan.
(9)	From January 1, 2017 through August 30, 2017, we issued and sold an aggregate of 79,929 shares of our common stock to employees and former employees and consultants at a weighted-average exercise price of $0.34 per share pursuant to exercises of options granted under our 2004 Stock Option and Incentive Plan and our 2014 Stock Option and Grant Plan.

(10)	In February 2015, we issued an aggregate of 330,476 shares of our Series B-1 Preferred Stock at a price of $4.94 per share.

(11)	From January 1, 2015 to December 31, 2016, we granted stock options to purchase 147,724 shares of our common stock at a weighted-average exercise price of $0.69 per share under our 2004 Stock Option and Incentive Plan and our 2014 Stock Option and Grant Plan.

(12)	From January 1, 2015 through December 31, 2016, we issued and sold an aggregate of 124,907 shares of our common stock to employee, former employees and consultants at a weighted-average exercise price of $0.26 per share pursuant to exercises of options granted under our 2004 Stock Option and Incentive Plan and our 2014 Stock Option and Grant Plan.

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

Use of Proceeds from Registered Securities

On June 9, 2017, Myomo, Inc. (the “Company”) completed its initial public offering (“IPO”) under Regulation A of the Securities Act of 1933, as amended, raising $4,991,235 through the sale of 665,498 shares of its common stock at a price to the public of $7.50 per share. We received net proceeds of $3,985,078, after deducting the selling agent commission and other offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form 1-A (File No.024-10662, which was qualified by the Securities and Exchange Commission on June 9, 2017.

Currently, we hold the funds in a deposit account in a nationally-recognized bank. As of September 30, 2017, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included in cash on our balance sheet at September 30, 2017.

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

Date November 8, 2017

Myomo, Inc.

/s/ Paul R. Gudonis
Paul R. Gudonis
Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits Index

Exhibit No.	Description

1.1	Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)
2.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Form 10-Q for the three and nine months ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

**	The certification furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

