Form 10-K
period 2017-12-31
MYOMO INC
filed 2018-03-12
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-38109 F

MYOMO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0944526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Broadway, 14th Floor, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 996-9058

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NYSE American

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:   ☐     No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:   ☐     No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒     No:   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2017 was $35,443,695. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 6, 2018, the registrant had 12,392,536 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2017.

MYOMO, INC

2017 FORM 10-K ANNUAL REPORT

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or terminations of distribution arrangements that we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

Unless the context requires otherwise, references to “Myomo,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to Myomo, Inc.

We own various U.S. federal trademark registrations, certain foreign trademark registrations and applications, and unregistered trademarks, including the following registered marks referred to in this Annual Report on Form 10-K: “MyoPro®”, “MYOMO”®. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent possible under applicable law, their rights thereto.

Item 1.	Business

Overview

Myomo is a commercial stage medical device company in the medical robotics industry, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line. MyoPro is a powered upper limb orthosis designed to support the arm and restore function to the weakened or paralyzed arms of patients suffering from CVA stroke, brachial plexus injury, traumatic brain injury, spinal cord injury, ALS or other neuromuscular disease or injury. It is currently the only marketed device that, sensing a patient’s own EMG signals through non-invasive sensors on the arm, can restore an individual’s ability to perform activities of daily living, including feeding themselves, carrying objects and doing household tasks. Many are able to return to work, live independently and reduce their cost of care. It is custom constructed by a qualified orthotics and prosthetics, or O&P, practitioner during a custom fabrication process for each individual user to meet their specific needs.

Our goal is to address the need to restore function to individuals who have suffered partial paralysis and can no longer support or move their arm or hand despite the best efforts of surgeons and rehabilitation therapists.

Our solution, the MyoPro custom fabricated limb orthosis, is for the upper body. It was originally pioneered in the 1960s, recently refined in the labs of MIT, and made commercially feasible through our efforts. Partial paralysis is severe muscle weakness or loss of voluntary movement in one or more parts of the body. The MyoPro is registered with the FDA as a Class II device (Biofeedback Device). We believe it is the only current device able to help neuromuscular-impaired people restore function in weak arms and hands using their own muscle signals. The device consists of a portable arm brace made of a lightweight aerospace metal, and includes advanced signal processing software, non-invasive sensors, and a lightweight battery unit. The product is worn to support the dysfunctional joint and as a functional aid for reaching and grasping, but has also been proven to have therapeutic benefits for some users to increase motor control.

The MyoPro’s control technology utilizes an advanced non-invasive human-machine interface based on non-invasive, patented electromyography, or EMG, control technology that continuously monitors and senses, but does not stimulate, the affected muscles. The patient self-initiates movement through his or her weakened muscle signals that indicate the intention to move. In addition to supporting the weakened limb, the MyoPro functions as a neuro-muscular prosthetic by restoring function to the impaired limb similar to a myoelectric prosthetic for an amputee. It is prescribed by physicians and provided by medical professionals certified to fit orthotics and prosthetics as a custom fabricated myoelectric elbow-wrist-hand orthosis.

In addition to applications for stroke patients, we believe our technology may be used to increase upper extremity movement affected by diagnoses such as peripheral nerve injury, spinal cord injury, other neurological disorders, cerebral palsy, muscular dystrophy and traumatic brain injury.

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform. While we currently focus on upper extremity orthotics, our future products may include devices for the shoulder, leg, knee, and ankle, sized for both adults and children, along with non-medical applications for industrial and military markets.

We are the exclusive licensee of U.S. patents for the myoelectric limb orthosis device based on technology originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. We have licensed 2 patents across 1 patent family to protect our technology. We also hold 10 issued patents in the U.S. and various countries and have 2 pending patent applications. Our devices are currently referred for patients at leading rehabilitation facilities, including, among others, the Mayo Clinic, Cleveland Clinic, Walter Reed National Military Medical Center, and VA hospitals across the country.

We are headquartered in Cambridge, Massachusetts.

Market Opportunity: Common Causes of Arm Paralysis

Stroke

According to the Centers for Disease Control and Prevention, or the CDC, stroke is the leading cause of disability in the U.S. affecting 800,000 people per year. We have working relationships with rehabilitation facilities in the U.S., including the Mayo Clinic, Cleveland Clinic, Spaulding Rehabilitation Hospital, Loma Linda University Medical Center, Kennedy Krieger Institute, and National Rehabilitation Hospital, and have developed an appropriate set of inclusion criteria to determine which persons that are affected by stroke would be medically qualified for the intervention.

A growing diagnosis in the U.S. is the occurrence of stroke in those under the age of 65. Nationally, 34% of stroke survivors are under 65. The challenges for these younger survivors include the need to return to work, child rearing, and community activities that may not exist for older individuals. We believe that this is an important market segment because of their greater need to return to normal activity, and because they are more likely to have their devices reimbursed by insurance providers.

Vehicular and Workplace Accidents

One of the most straightforward applications for the MyoPro is to support the weak arm and restore arm function to individuals who have suffered peripheral nerve injuries. A common outcome of vehicular and workplace accidents is damage to the nerves in the shoulder known as the brachial plexus. Many individuals recover from their related trauma with the exception of the ability to control their elbow and in some cases their hand. Nerve transfer surgery is often a solution; however, these procedures are not always restorative. In some cases, patients undergo amputation and receive myoelectric prosthetics rather than deal with a paralyzed arm. One of the leading medical facilities in the U.S. for treating brachial plexus injuries is the Mayo Clinic. We have been working with surgeons at the Mayo Clinic who have incorporated the MyoPro into their surgical post-operative treatment protocol.

Spinal Cord Injuries

According to the Christopher and Dana Reeve Foundation, spinal cord injuries are the cause of 23% of all paralysis. The level of paralysis depends on where the injury occurs. Currently, medically qualified individuals include those with sufficient remaining EMG signal strength to initiate movement of the devices, as determined by the clinician using a MyoPro evaluation unit.

Cerebral Palsy

Based on data provided by the CDC, the prevalence of cerebral palsy, or CP, in the United States is approximately 74,000 for children ages 6-12 years old. CP is caused by brain injury or brain malformation that occurs before, during, or immediately after birth while the infant’s brain is under development.

Myomo has conducted initial product testing at the Easter Seals Clinic in the Chicago area and the Kennedy Krieger Institute in Baltimore to gauge efficacy of its myoelectric brace on children with CP. Based on this work, we have developed a prototype custom fabricated elbow brace for children ages 6-12 and intend to commercialize this product when product development and testing is completed, which we expect to occur over the next 12-18 months.

Progressive Conditions

The MyoPro has been prescribed in a few cases for individuals with progressive conditions such as multiple sclerosis and ALS. For individuals with these conditions, the MyoPro is used for strength conservation and to extend the time they can maintain independence. As users continue to progress with their condition, settings can be adjusted to provide increasing amounts of assistance.

Arm Paralysis Solutions & Treatments

The standard of care for treating paralysis varies by diagnosis. In the case of neurological injuries such as stroke, occupational / physical therapy is the standard of care. Each year, stroke and other survivors undergo months of rehabilitation. Unfortunately, many result in long term hemiparesis, which is weakness on one side of the body. Interventions such as electrical stimulation, static braces, and continued therapy are available, and yet the prevalence of chronic upper limb paralysis is in the millions.

Our Solutions

Although commercial products for powered prosthetics have been available since the 1970s, we believe that powered orthotics have been held back by issues related to weight and comfort. The MyoPro is known in the medical community as a custom fabricated limb orthosis. It is created individually for each patient from a cast, just like a prosthetic, except for someone who still has a limb but that is non-responsive.

O&P devices are provided by medical professionals trained and certified to custom fabricate and fit these devices. According to the American Orthotics and Prosthetics Association, in 2012, there were approximately 3,000 O&P facilities located both separate from and within hospitals in the U.S. Additionally, the VA has been a pioneer in O&P. In fact, the design of the new MyoPro Motion G powered grasp product is rooted in research conducted at the Boston-area VA in the 1990s. This research demonstrated that it is technically feasible to design a myoelectric hand orthosis; however, we believe that the product was not commercially practical until Myomo was able to incorporate recent technological developments such as improved computer processors and software, lightweight materials, and smaller batteries to create an acceptable orthosis for users.

The MyoPro can enable individuals to self-initiate and control movements of a partially paralyzed or weakened limb using their own muscle signals. When the user tries to move, sensors detect the weak muscle signal, which activates the motor to move the limb in the desired direction. The user is in control of their own limb; the brace amplifies their weak muscle signal to restore function to the affected joint. With the orthosis, a paralyzed individual, such as one who has suffered a brachial plexus injury, stroke or other neuromuscular disorder can perform ADLs including feeding, reaching and lifting.

Patented EMG control technology continuously monitors and senses, but does not stimulate, the affected muscles. The user self-initiates and achieves natural movement patterns by their own muscular signals that indicate intention to move. The system senses an EMG muscle signal and then processes data to a motor on the device that enables desired motion. Importantly, the EMG-driven device requires that users are actively engaged throughout the movement; if they stop, the device stops.

Clinicians who evaluate and fit a patient for a MyoPro require education, training, and experience to complete such tasks. In order to qualify for a MyoPro, candidates must meet a comprehensive set of requirements determined by a certified clinician during an evaluation. These criteria include long term partial paralysis, detection of a muscle signal sufficient to control the device, passing a cognitive test, meeting certain parameters for height and weight, lack of other conditions that might limit the effectiveness or safety of the device such as use of certain pharmaceuticals, high levels of pain, or limits to range of motion, as well as falling within measurement limitations for the arm and hand to be able to fit into the device. Finally, candidates must have meaningful and achievable functional goals that can realistically be accomplished with the device that cannot otherwise be achieved with a less costly intervention such as additional rehabilitation therapy.

Each MyoPro brace is custom fabricated to the patient for optimum mobility and performance. The MyoPro is available only at an O&P practice certified to provide and fit the MyoPro. During the evaluation process, a certified orthotist or prosthetist will qualify an individual for a MyoPro through a physical assessment. Should the individual qualify, the provider will determine whether the device is covered by the individual’s health insurance. If coverage is in effect and the individual is a suitable candidate for MyoPro, the O&P center will initiate the fabrication and fitting process:

•	First an impression plaster molding of the patient’s arm will be taken. This mold is sent off to a central fabrication facility for custom brace fabrication.

•	Fabrication typically takes 2-4 weeks. Once the brace is received by the O&P practice, the patient will be brought back for a fitting. During this fitting, the device will be calibrated to the user’s individual muscle signal profile and minor adjustments to the brace can be made to optimize comfort.

•	The user will be provided with initial training and a set of take home tasks to practice with the brace donned. Research studies have shown that O&P users do better when they receive additional training on how to best use their accommodation device. Follow up training may take place at a MyoPro certified therapy or rehabilitation center or at the O&P practice.

In a cost conscious healthcare environment, we believe that there are two compelling uses for the MyoPro. The first is to enable users to return to work, whether they are young mothers raising children, engineers and technicians working at their vocation, or electricians and mechanics using both arms to accomplish their work.

The second key application is keeping individuals who have difficulty performing ADLs to live safely at home. In the U.S., 5% of community residents require daily help with ADLs and consume 23% of all healthcare spending. We believe that restoring upper limb function to these individuals will result in fewer emergency room visits related to falls, increase their level of activity, and avoid the need for institutionalization. With 70 million Baby Boomers headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

Health Insurance Reimbursement

The standard process for a new medical device to gain reimbursement begins with the FDA. The device must be classified and, depending on the level of risk, registered as a Class I or Class II low risk device not requiring pre-market notification, cleared via 510(K) for a Class II medium risk device, or approved through a PMA process for Class III high risk devices. Having completed registration or clearance with the FDA, as necessary, the device is registered and indications for use as well as contra-indications are defined. Once FDA regulatory work is completed, it is necessary to identify the applicable reimbursement code and benefit category.

Companies marketing medical devices that fit into existing codes are able to submit an application and sample to the Centers for Medicare and Medicaid Services, or CMS, Working Workgroup for device reimbursement and gain confirmation that it can be billed using that an existing code or be advised that another a new code is to be used established for coverage and classification. Devices that do not fit into an existing device code must establish sufficient operating volume, as determined by the CMS Working group, to justify a HCPCS code and submit an application showing that it meets the evidence requirements for “medical necessity” based on claims & reimbursement policy (Chapter 13 of the Medicare Program Integrity Manual for Reasonable and Necessary). During the interim period between regulatory registration and a new code, there is a process enabling providers to bill for the medical device using a general purpose or Not Otherwise Classified, or NOC, code that results in the case by case review of claims by payers. When a new code is assigned, it is often accompanied by a reimbursement coverage policy associated with the device as well as a fee schedule for Medicare reimbursement by state.

In terms of reimbursement, contractors for CMS have previously issued erroneous coding guidance suggesting that the MyoPro should be provided on a rental basis to standard, part B Medicare beneficiaries using the code E1399. There is no unique CMS billing code for a custom fabricated myoelectric limb orthosis that properly describes the MyoPro and conforms with the Social Security Act’s §1834 mandate for lump sum payment for custom fabricated orthoses. Therefore, we applied for 2 new L-codes to CMS’s HCPCS Workgroup in December 2017, which, if approved will provide appropriate access to the MyoPro for standard, part B Medicare beneficiaries using lump-sum payments. CMS will evaluate our application, and either establish unique codes, along with determining coverage policy and the allowable payment to providers – or they may deny our request all together, effectively leaving the status quo intact. There is no guarantee that CMS will act favorably on our initial request, but we have options such as appeals, or re-submission of the code application at a future date, if we are not satisfied with the initial outcome. In the interim, providers are billing for the device using an NOC code, Not Otherwise Classified. This approval process has taken from several weeks to over twelve months, which may include appeals in connection with initial denials, to obtain reimbursement. To date, hundreds of devices have been reimbursed by national insurance companies, regional payers, some state Medicaid plans, and worker’s compensation plans via this process.

Currently, we set the price to distributors for our products. A distributor will only be willing to order a product from us if the level of reimbursement from third party payers is sufficient to provide a reasonable profit to the distributor after paying our price. The process of obtaining reimbursement is handled entirely by the distributor with clinical support from us in some cases. Historically, the reimbursement level has generally been sufficient to lead to sales providing reasonable gross margins to us. However, there can be no assurance that future reimbursement levels will continue to provide acceptable gross margins to us.

We sell our products directly as well as indirectly through our distributors to the VA. In direct sales, we provide a quote for our products, and if accepted, the VA issues a purchase order directly to us. Indirect sales generally are handled in the same manner as other sales of our products to distributors.

We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, as of December 31, 2017, fewer than ten units have been self-paid or funded by non-profit foundations. As described above, the process of obtaining a HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. We cannot make any assurance that a HCPCS code will be issued or that the amount of reimbursement offered will be sufficient to provide a reasonable profit to us or to our distributors.

Research and Development

We are committed to investing in a robust product development program and supporting a variety of clinical research studies to enhance our products, increase the body of evidence to support prescribing and reimbursing our devices, and to grow our range of product offerings. Our R&D team is comprised of eight engineers with a mix of BS, MS and PhD degrees in electrical engineering, mechanical engineering, biomedical engineering and computer science and augmented by outside resources as needed. The R&D team seeks to combine innovative research conducted over the last 50 years with cutting edge innovations in robotics, machine learning, and material science to continue to enhance our products and product offerings. Our regulatory, clinical, and customer service personnel work closely with our suppliers and providers to promote compliance with quality standards and good manufacturing processes, which we believe result in a high-quality product and limited customer issues.

We plan, depending on available resources, to increase our investment in research, development, and customer service in the future in order to continually improve our system architecture and develop new product innovations that increase the value and breadth of our product offerings. Additional product enhancements in the future may be focused on incremental offerings for individual body parts such as the shoulder, wrist, leg and ankle, along with more compact and lighter weight components more appropriate for the needs of children, along with potential non-medical applications for industrial and military markets.

Clinical Research Studies

Evidence of efficacy involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of its technology to restore function to a paralyzed joint as well as the real world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. We funded a study last year at the Ohio State University, which was published in January 2017, and another study at the Rehabilitation Institute of Chicago (now known as the Shirley Ryan Ability Center),), which we expect to be published in the coming year. The studies focused on the ability of MyoPro users to initiate movement of their affected limbs and perform ADLs such as picking up objects so that they may feed themselves and independently manage other household tasks. We have launched a pivotal, multi-site randomized control study that is expected to be completed in the next few years. In addition, various clinical facilities are undertaking their own research projects on outcomes of MyoPro users.

Sales and Marketing

Our strategic goal is to develop and commercialize products that become the standard of care for individuals with paralysis who cannot be successfully treated with less costly interventions such as rehabilitation therapy. Our strategy is to establish ourselves as a market leader in myoelectric-controlled orthotics by building a set of products, software applications, and value-added services based upon our patented technology platform. We recently introduced the first powered grasp orthosis for the hand, and anticipate that our future products may include devices for the shoulder, leg, knee, and ankle, sized for both adults and children, along with potential non-medical applications for industrial and military markets. After developing a larger base of operations in the U.S., we plan to expand into international markets via local and global partnerships and distribution arrangements to meet the large global need that we believe exists for individuals with paralysis.

Our current commercialization model includes a direct sales force targeting hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors. To date, we have had insignificant sales overseas. The MyoPro product line has been approved by the VA system for impaired veterans, and over thirty VA facilities have already ordered devices for their patients. In 2015 and 2016, we had an exclusive distribution agreement with Össur, a major provider of O&P devices, to market the MyoPro product through its U.S. sales force to VA hospitals. In January 2017, we replaced this reseller relationship with an agreement with Ottobock, a global leader in the field of O&P devices, to market the MyoPro product line in the U.S., followed by Canada and certain EU countries upon receiving regulatory approval. We plan to expand our direct sales force and other distribution agreements to increase our penetration into these markets.

Of the 3,000 O&P clinical offices in the U.S., we expect to recruit and train professionals at select locations with proven experience working with sophisticated prosthetic products to provide MyoPro devices for their patients. To facilitate patient access to the MyoPro, we have filed for a unique HCPCS code for the device from CMS, which could make it more easily reimbursed for individuals covered by Medicare and Medicaid. Also, we plan to work with commercial health insurers to establish payment guidelines for their members.

To bring the MyoPro to what we believe is the large number of potential patients outside of the U.S., we have begun discussions with regional companies that have established distribution channels in these markets, and entered into an agreement with Ottobock for distribution in certain EU countries. In July 2017, we obtained CE Mark, which is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation for the MyoPro so that it can be marketed in Europe, and to seek regulatory approval via local partners in select other markets. In October 2017 we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country.

We plan to increase our marketing and advertising expenditures to raise awareness and educate clinicians and patients about the MyoPro.

Competition

An individual with difficulty walking has a wide range of technology alternatives from canes and crutches to powered wheelchairs and exoskeleton suits. However, those with paralysis of the arm, wrist, and hand, whose physical challenges that we seek to address, have few options.

Rehabilitation Therapy

Rehabilitation therapy is the standard of care for upper extremity paralysis and a prerequisite to qualifying for a myoelectric orthosis such as the MyoPro. After a stroke or other traumatic injury, a large portion of survivors are able to regain much or all of their function. However, every year there are many survivors whose upper extremities remain paralyzed despite best efforts of rehabilitation therapists.

Non-Powered Braces

Some individuals are able to accomplish their functional goals with braces that are non-powered or use springs to offset forces of gravity or muscle tightness, referred to as spasticity. Medical professionals who evaluate patients for myoelectric orthotics screen out individuals who could accomplish their goals with a simpler, less costly intervention such as these braces.

Experimental Surgery: Battelle — Brain Implants

An array of experimental interventions currently is being researched at universities and non-profit research facilities around the world. One such innovation recently announced by Battelle Memorial Institute in Ohio involves a craniotomy, which is a surgical opening into the skull performed to implant a sensor chip in the brain. An electrical cable is connected to the top of the head connecting to a system that sends pulses of electrical stimulation to activate muscles in the forearm. The procedure is experimental, invasive, and costly, but may be offered as an alternative to a myoelectric orthosis.

Exoskeleton Suits

During the last few years, a number of companies have emerged to provide exoskeleton suits that enable those with lower extremity paralysis to stand and walk again. Companies in this space include ReWalk, Ekso Bionics, and Cyberdyne. It is possible that companies may begin to compete with solutions such as ours for the upper extremity. Although we are not aware that any of these companies is currently considering upper extremity products, we can provide no assurance that they are not currently developing competing products.

Potential New Products from O&P Manufacturers

If our business grows, interest may develop among existing manufacturers of other O&P devices that compete with the MyoPro, which may or may not challenge the validity of our intellectual property.

Intellectual Property

The MyoPro is protected by two core patents exclusively licensed from MIT for the life of the patents. The first patent (U.S. Pat. No. 7,396,337) covers a powered orthotic device, worn over a patient’s elbow or other joint that senses relatively low-level muscle signals in the vicinity of the joint generated by a patient. In response to the relatively low level signals, the powered orthotic device moves, causing the patient’s body part to move about the joint accordingly with adjustable force and assistance settings. The patent expires on December 1, 2023. The second patent (U.S. Pat. No. 7,367,958) covers a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder by moving a body part about a joint using a powered orthotic device. The patent claims methods that include moving the body part about the joint in two directions based on an EMG signal from a muscle associated with that body part or moving the body part about the joint in one direction based on the EMG signal and in another direction based on a return force in the absence of a sensed EMG signal. This patent expires on November 21, 2023, which represents the earliest patent expiration among Myomo’s intellectual property portfolio.

The two patent licenses discussed above were granted to that certain exclusive licensing agreement, as amended, or the License Agreement. Pursuant to the License Agreement, we have been granted access to those certain patent rights in exchange for the payment of royalties, which vary based on the level of our net sales. As part of the License Agreement, we must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The License Agreement can be terminated if certain sales targets are not achieved.

The future minimum amounts due under this agreement for the next five years and thereafter are as follows:

2018	$25,000
2019	25,000
2020	25,000
2021	25,000
2022 through expiration of the patents	25,000

Under the Licensing Agreement, we issued 6,172 shares of our common stock to MIT. They have the right to purchase additional shares of our common stock to maintain their pro rata ownership.

On November 15, 2016, we entered into a waiver agreement with MIT with regard to certain obligations, or the Obligations Waiver, under the License Agreement. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligations, or the Commercial Obligations, which are required under the License Agreement. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Obligations Waiver cannot be terminated by any other parties.

Myomo has its own issued patents as well. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s two U.S. patents issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994).

In terms of trademarks, the terms Myomo and MyoPro are registered as trademarks with the US Patent & Trademark Office. Within the first ten years from the registration dates shown above, we will be required to complete two (2) “maintenance” filings, one between the 5th and 6th years and the second between the 9th and 10th years. Each successive 10 year period thereafter we will be required to complete a “maintenance” filing between every 9th and 10th year. Our trademarks were registered in 2013 and 2014.

Government Regulation

The MyoPro device and our operations including our supply chain and distribution channels are subject to regulation by the FDA and various other U.S. federal and state agencies. We are also subject to regulation by foreign governmental agencies in connection with international sales. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Under the FFDCA, medical devices are classified as Class I, Class II or Class III, depending on the degree of risk and the extent of control needed to ensure safety and effectiveness. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our classification registration to Class II for the MyoPro 2 family of products. These are generally low risk devices for which safety and effectiveness can be assured by safety and testing adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

We, together with Cogmedix, actively maintain FDA 21 CFR Part 820 QSR and ISO 13485 Quality Management Systems for product design, manufacturing, distribution, and customer feedback processes. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, the product performance, and the advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. We work to anticipate these factors in our product development processes.

Manufacturing

Myomo’s custom fabricated orthosis is comprised of two elements. The first is the electromechanical kit. The kit consists of the motor units, processor, sensors, and battery. Manufacturing for the electromechanical kit is provided by our supplier Cogmedix, a wholly owned subsidiary of Coughlin Companies in Worcester, MA. The second element is the custom fabrication of the orthosis itself from a model of the patient’s arm. Custom fabrication is provided by GRE, privately owned by Jonathan Naft, an executive of Myomo. See “Certain Relationships and Related Party Transactions.”

If the volume and geographic reach of our sales expand, we may seek additional sources for manufacturing and custom fabrication of the devices as our needs may require.

Employees

As of December 31, 2017, we employed a total of 22 full time and 2 part time employees. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Corporate Information

We were incorporated in the state of Delaware on September 1, 2004. On June 9, 2017, we executed our initial public offering, and our common stock trades under the symbol “MYO.” Our principal executive offices are located at One Broadway, 14th Floor, Cambridge, Massachusetts 02142, and our telephone number is (617) 996-9058.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.myomo.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. In addition, our Code of Business Conduct and Ethics and Charters of our Audit, Compensation Lead Independent Director and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder who requests such information.

Item 1A.	Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Associated with Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in the mix of products we sell;

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	the divestiture or discontinuation of a product line or other revenue generating activity;

•	the relocation and integration of manufacturing operations and other strategic restructuring;

•	regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;

•	increased product and price competition, due to the regulatory landscape, market conditions or other factors;

•	market reception of our new or improved product offerings; and

•	the loss of any significant customer.

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

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

In connection with Medicare reimbursement, we have filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line. We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, as of December 31, 2017, fewer than ten units have been self-paid or funded by non-profit foundations. The process of obtaining an HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. We cannot make any assurance that a HCPCS code will be issued or that the amount of reimbursement approved will be sufficient to provide a reasonable profit to us or to our distributors.

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

Achieving and maintaining market acceptance of MyoPro products could be negatively impacted by many other factors, including, but not limited to:

•	lack of sufficient evidence supporting the benefits of MyoPro over competitive products or other available treatment, or lifestyle management to accommodate the disability;

•	patient resistance to wearing an assistive device or making required insurance co-payments;

•	results of clinical studies relating to MyoPro or similar products;

•	claims that MyoPro, or any component thereof, infringes on patent or other intellectual property rights of third-parties;

•	perceived risks associated with the use of MyoPro or similar products or technologies;

•	the introduction of new competitive products or greater acceptance of competitive products;

•	adverse regulatory or legal actions relating to MyoPro or similar products or technologies; and

•	problems arising from the outsourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships.

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

We also rely on third-party suppliers, some of which contract directly with Cogmedix, to supply certain components of the MyoPro products. Both we and Cogmedix do not have long-term supply agreements with most of their suppliers and, in many cases, make purchases on a purchase order basis. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If we, or Cogmedix, fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

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

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately-held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, a Myomo executive. However, another member of the GRE management team oversees the fabrication contract that we have entered into for these services which is at arm’s-length. Since GRE is currently the only provider of MyoPro fabrication services, our business may be impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In the event GRE fails to fulfill our orders, then we may terminate our contract. In addition, Mr. Naft’s employment with us is at-will and there can be no assurance that we can retain his services to us. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services, in particular, with respect to GRE’s prototyping services. This could result in an adverse impact on our business and financial condition.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through December 31, 2017, we have shipped over 700 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 400 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operations losses and our financial statements for December 31, 2017 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the year ended December 31, 2017, we incurred a net loss of $12,097,479, and for the year ended December 31, 2016, we incurred a net loss of $3,617,022. At December 31, 2017, we had an accumulated deficit of $34,972,787. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the year ended December 31, 2017. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We believe that our cash and cash equivalents of approximately $13 million at December 31, 2017, and cash flows from operations, will be sufficient to meet our anticipated cash needs for at least for at least 12 months from the date of the financial statements included in this Form 10-K. Thereafter, we will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

We utilize distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to select appropriate patients and provide adequate follow-on care.

We rely heavily on our relationships with O&P practices, the VA and our distribution arrangements, with Otto Bock Healthcare LP, or Ottobock, to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If any of these key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

The market for myoelectric braces is new and the rate of adoption uncertain, and important assumptions about the potential market for our products may be inaccurate.

The market for myoelectric braces, or orthotics, is new and the rate of adoption uncertain. Our estimates of market size are derived from statistics regarding the number of individuals with paralysis, but not necessarily limited to their upper extremities. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if orthotics will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

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

If the upper extremity orthotics market fails to develop or develops more slowly than we expect, or if we have relied on sources or made assumptions or estimates that are not accurate, our business could be adversely affected.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into an arrangement with Ottobock, effective January 1, 2017, for the distribution of our products in the U.S. and certain other countries. Ottobock has the exclusive distribution rights to specifically identified customers in the U.S. as well as certain other territories. The exclusive distribution right gives Ottobock the right of first negotiation to assume distribution rights should we wish to enter other territories. If no agreement is reached within sixty (60) days of our notification that we intend to enter into a new territory, we may enter into a relationship with other distributors in that territory.

Although there are minimum payment requirements from Ottobock, we did not meet the condition for such requirements to apply in certain markets, and the arrangement may not be as productive or successful as we hope.

In addition, while Ottobock, in accordance with our agreement, agreed to certain minimum purchase requirements during the year ended December 31, 2017, we recently agreed that there would not be guaranteed minimum purchase requirements in 2018. Ottobock will not be required to purchase a minimum number of our products, and as a result, revenues from Ottobock, which was a major customer in 2017, are expected to significantly decline in 2018 as compared to 2017 revenues from Ottobock.

If we pursue collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships, we may not be in a position to exercise sole decision decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

If we fail to properly manage our anticipated growth, our business could suffer.

As we expand the number of locations which provide the MyoPro products, including future planned international distribution, we expect that it will place significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to misallocate management or financial resources and result in losses or weaknesses in our infrastructure, systems, processes and controls, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.

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

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our products or technology, or advance our business strategies. Potential acquisitions involve numerous risks, including:

•	problems assimilating the acquired products or technologies;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from our existing business;

•	risks associated with entering new markets in which we have limited or no experience; and

•	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

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

Our products are regulated as medical devices in the United States under the Federal Food, Drug and Cosmetic Act, or the FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to promoting or advertising the device. See “Business — Government Regulation.”

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

We continue to monitor our quality management with our suppliers to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If the facilities of our suppliers are found to be in violation of applicable laws and regulations, or if our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, Form 483 findings (results from quality system inspections), fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement or refunds;

•	detention, recalls or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	withdrawing our FDA registration;

•	refusing to provide Certificates to Foreign Governments with respect to exports;

•	pursuing criminal prosecution.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the ACA, were signed into U.S. law. The ACA is introducing unprecedented changes into the US healthcare delivery and payment systems, including generally increasing the number of people with health insurance. At the end of 2017, the repeal of the so-called Individual Mandate from the ACA may reduce the overall number of people with insurance. Nevertheless, it is not clear how this change, or other future potential changes to the ACA, will change the reimbursement model and market outlook for O&P devices such as the MyoPro. We intend to monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

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

Our revenue exceeded $750,000 for the fiscal years ended December 31, 2017 and 2016, which satisfied the Revenue Obligations for that fiscal year. The Revenue Obligations are a continuing requirement of the License Agreement., while we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the License Agreement upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the License Agreement is terminated for any reason, our business will be harmed.

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

Risks Related to Our Securities

Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants are exercised or converted.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of December 31, 2017, we had 6,277,443 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $3.85 per share, and 369,004 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $1.765 per share. In addition, we have outstanding 44,188 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 3,572,894 shares of common stock remain outstanding as of March 6, 2018. The common stock warrants that we issued in our December 2017 public offering have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

There is no public market for our warrants to purchase common stock.

There is no established public trading market for our warrants and we do not expect a market to develop. In addition, we do not intend to apply for listing of the warrants on any securities exchange. Without an active market, the liquidity of such warrants will be limited.

Holders of our warrants have no rights as a common stockholder until such holders exercise their warrants and acquire our common stock.

Until holders of warrants acquire shares of our common stock upon exercise of the warrants, holders of warrants will have no rights with respect to the shares of our common stock underlying such warrants. Upon exercise of the warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Our principal stockholders and management beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of December 31, 2017, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 46% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been, and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to March 2, 2018, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.07 to a high of $23.20 per share.

Our financial performance, our industry’s overall performance, changing consumer preferences, technologies, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

•	actual or anticipated variations in our periodic operating results;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher investment return;

•	changes in earnings estimates;

•	changes in market valuations of similar companies;

•	actions or announcements by our competitors;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the media, online forums, or investment community; and

•	our intentions and ability to maintain our common stock on the NYSE American.

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

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We do not have any control over these analysts. We currently have limited research coverage by securities industry analysts and we may be unable to maintain analyst coverage or have analysts initiate coverage on us. If securities industry analysts cease coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage or us, the market price and market trading volume of our common stock could be negatively affected.

We are incurring increased costs as a public company and our management team is required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Future issuances of our common stock or securities convertible into our common stock, or the expiration of lock-up agreements that our directors, officers and certain stockholders entered into in connection with our December 2017 public offering that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	authorize our board of directors to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

•	require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum or by the holders of at least sixty-six and two-thirds percent (66 2/3%) of the issued and outstanding shares of common stock.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to achieve reimbursement from third-party payers for our products;

•	our dependence upon external sources for the financing of our operations, particularly given that our auditors’ report for our 2017 financial statements, which are included as part of this Form 10-K, contains a statement concerning our ability to continue as a “going concern;”

•	our ability to effectively execute our business plan;

•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;

•	our expectations as to our clinical research program and clinical results;

•	our ability to improve our products and develop new products;

•	our ability to manage the growth of our operations over time;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to maintain relationships with existing customers and develop relationships with new customers; and

•	our ability to compete and succeed in a highly competitive and evolving industry.

Although the forward-looking statements in this Annual Report on Form 10-K are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to re-issue this Annual Report on Form 10-K or otherwise make public statements updating our forward-looking statements.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our primary offices are located at the Cambridge Innovation Center, One Broadway, 14th Floor, in Cambridge, Massachusetts, where we have a month-to-month lease to operate an office consisting of 734 square feet of office and laboratory space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the U.S.

Item 3.	Legal Proceedings

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on NYSE American under the symbol “MYO” since June 12, 2017. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by NYSE American:

	High	Low
Second Quarter (from June 12, 2017 to June 30, 2017)	$23.20	$6.77

Third Quarter	$13.50	$5.12

Fourth Quarter	$11.40	$2.21

Holders of Record

On March 2, 2018, the closing price per share of our common stock was $5.23 as reported on The NYSE American, and we had approximately 177 stockholders of record (not including beneficial owners whose shares are held in street name).

Dividend Policy

Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for the development of our business and no dividends will be declared or paid. In the future, our board of directors may decide, in its discretion, whether dividends may be declared and paid, taking into consideration, among other things, our earnings, if any, operating results, financial condition and capital requirements, general business conditions and other pertinent factors.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on Myomo’s common stock with the NYSE American Composite Index, the NYSE American Medical Device Index and a peer group for the period covering from June 9, 2017, the date of our IPO through the end of Myomo’s fiscal year ended December 31, 2017. The graph assumes an investment of $100.00 made on June 912 2017, in (i) Myomo’s common stock, (ii) the stocks comprising the NYSE American’s Composite Index, (iii) the stocks comprising the NASDAQ Medical Equipment Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Myomo under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Myomo’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and the NYSE American’s Composite and NASDAQ Medical Equipment indices as of the close of trading on the last trading day of year presented.

Recent Sales of Unregistered Securities

(1)	In June 2017, upon the closing of our initial public offering, all 2,622,187 shares of our then-outstanding preferred stock were automatically converted into 2,622,187 shares of common stock.

(2)	In June 2017, upon the closing of our initial public offering, we issued of 1,055,430 shares of common stock upon the conversion of our outstanding convertible notes with a weighted average conversion price of $5.18 per share.

(3)	In June 2017, upon the closing of our initial public offering we issued 557,216 shares of common stock purchased at a price of $7.50 per share through our concurrent private placement.

(4)	In June 2017, we issued 4,000 shares of common stock to a vendor in lieu of cash payments for services rendered prior to our initial public offering. These shares were issued based upon the initial public offering price of $7.50 per share.

(5)	As of September 13, 2017, we have 1,427,493 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $6.89 per share.

(6)	In January 2017, we granted stock options to purchase 69,600 shares of our common stock at a weighted-average exercise price of $1.05 per share under our 2014 Stock Option and Grant Plan.

(7)	In August 2017, we granted stock options to purchase 22,000 shares of our common stock at an exercise price of $6.75 per share under our 2016 Equity Incentive Plan.

(8)	In December 2017, we granted stock options to purchase 119,000 shares of our common stock at an exercise price of $2.84 per share under our 2016 Equity Incentive Plan.

(9)	In August 2017, we granted 46,500 shares of restricted stock under our 2016 Plan.

(10)	From January 1, 2017 through December 31, 2017, we issued and sold an aggregate of 80,085 shares of our common stock to employees and former employees and consultants at a weighted-average exercise price of $0.34 per share pursuant to exercises of options granted under our 2004 Stock Option and Incentive Plan and our 2014 Stock Option and Grant Plan.

(11)	On November 13, 2017, the Company repaid all outstanding principal and accrued but unpaid interest under certain notes payable, totaling approximately $1,081,135 in cash by issuing 107,505 shares of the Company’s common stock at a price per share equal to $5.03, 80% of the price per share of common stock on the repayment date, and issuing 86,004 shares of the Company’s common stock at a price per share equal to $6.29, the price per share of common stock on the repayment date.

(12)	In December 2017, we issued 492 additional shares of our common stock pursuant to a software license agreement.

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

All certificates representing the securities issued in the transactions described in this Item 2 included legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth in this Item 5.

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

Currently, we hold the funds in a deposit account in a nationally-recognized bank. As of December 31 2017, we have used $2,509,000 of the $4,958,000 net proceeds from our IPO. The net proceeds were used for the repayment of our note payable to MLSC, including accrued but unpaid interest, of $1,019,000, capital equipment purchases of $60,000 and $1,430,000 for working capital purposes.

On December 4, 2017, the Company completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, the Company’s underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrant, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, the Company sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000.

The offer and sale of the shares in our FPO were registered pursuant to our Registration Statement on Form S-1 (Registration No.333-221053), which declared effective by the Securities and Exchange Commission on November 29, 2017.

Currently, we hold the funds in a deposit account in a nationally-recognized bank. As of December 31 2017, we have not used any of the proceeds from the FPO and as such, the entire amount of the net proceeds is included in cash on our balance sheet at December 31, 2017.

Issuer Purchases of Equity Securities

In the quarter ended December 31, 2017, we did not repurchase any shares of our common stock.

Item 6.	Selected Financial Data

You should read the following selected financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes appearing at the end of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our audited financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that should be expected in the future.

	Year Ended December 31,
	2017	2016	2015
Statement of Operations Data:
Revenue	$1,558,866	$1,103,277	$689,671
Cost of revenue	505,280	282,164	244,407

Gross margin	1,053,586	821,113	445,264

Operating expenses:
Research and development	1,751,731	1,120,951	869,130
Selling, general and administrative	5,849,969	2,975,164	3,109,637

	7,601,700	4,096,115	3,978,767

Loss from operations	(6,548,114)	(3,275,002)	(3,533,503)
Other expense (income)
Loss on early extinguishment of debt	135,244	—	—
Change in fair value of derivative liabilities	(116,795)	—	—
Debt discount on convertible notes	5,172,000	—	—
Interest expense, net	358,916	342,020	196,059

	5,549,365	342,020	196,059

Net loss	(12,097,479)	(3,617,022)	(3,729,562)
Deemed dividend – accreted preferred stock discount	(274,011)	(108,739)	(108,626)
Cumulative dividend to Series B-1 preferred stockholders	(287,779)	(658,293)	(643,979)

Net loss available to common stockholders	$(12,659,269)	$(4,384,054)	$(4,482,167)

Weighted average number of common shares outstanding:
Basic and diluted	4,317,864	1,060,892	999,263

Net loss per share available to common stockholders:
Basic and diluted	$(2.93)	$(4.13)	$(4.49)

	Year Ended December 31,
	2017	2016	2015
		(revised)
Balance Sheet Data:
Cash and cash equivalents	$12,959,373	$797,174	$1,042,618
Working capital (deficiency)	12,360,670	(1,854,543)	424,939
Total assets	13,974,992	1,658,252	1,508,864
Notes payable, shareholder, current	—	876,458	147,650
Notes payable, MLSC, current	—	1,193,984	—
Accounts payable and other accrued expenses	1,277,236	714,010	349,845
Notes payable, MLSC, net of current portion	—	—	747,671
Stockholders’ equity (deficiency)	12.445,778	(17,530,456)	(13,901,662)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

Myomo is a commercial stage medical device company in the medical robotics industry, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional ADLs in the home and community. It is custom constructed by a qualified O&P practitioner during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through O&P providers, the VA, and our distributor in certain accounts and geographic markets, Ottobock.

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

In December 2016, we entered into an agreement with Ottobock, the largest global provider of O&P devices, to begin distributing the MyoPro product line in the U.S., Canada, Germany, Switzerland and Austria in 2017 upon regulatory approval. In accordance with the terms of this agreement, Ottobock agreed to certain minimum purchase requirements during the year ending December 31, 2017. Ottobock’s minimum purchase requirements in Germany, Switzerland, and Austria applied only if we obtained the CE Mark for the MyoPro prior to June 30, 2017. We obtained the CE Mark for the MyoPro after such date and Ottobock is not bound by the minimum purchase requirements in those markets. Ottobock and we recently agreed that there would not be guaranteed minimum purchase requirements in 2018.

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

Follow-on Public Offering

On December 4, 2017, the Company completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, the Company’s underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrant, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, the Company sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000.

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

Promissory Notes

We issued promissory notes, as amended, with a former holder of 5% or more of our common stock (the “Shareholder Notes”). The maturity date of these notes was June 8, 2019. On November 13, 2017, we entered into an agreement with the noteholder to further modify the terms of such promissory notes. Pursuant to the note amendments, we exercised our election to repay (i) up to 50% of the outstanding principal and any accrued but unpaid interest then due and payable under the Notes by issuing shares of the Company’s equity equal to 80% of the price per share of common stock on the repayment date, and (ii) the remainder of the outstanding principal and any accrued but unpaid interest then due and payable under the Notes by issuing shares of the Company’s equity equal to the price per share of common stock on the repayment date. On November 13, 2017, we issued 193,509 shares of common stock in satisfaction of these promissory notes, repaying approximately $1,081,000 in principal and accrued but unpaid interest on these notes. The repayment satisfied all outstanding obligations under this note. In conjunction with this repayment, we recorded a loss on early extinguishment of debt of $135,244 in the fourth quarter of 2017.

On June 6, 2017, we and the MLSC, entered into an agreement to extend and amend our promissory note to MLSC. The promissory note’s maturity date of June 7, 2017 was extended to May 7, 2019, with repayment in twenty-four equal monthly installments beginning June 7, 2017. The unpaid principal and accrued interest was due and payable upon the earlier of (i) May 7, 2019, (ii) the closing of an initial public offering, prior to August 1, 2017, with gross proceeds of not less than $10 million, for which the IPO did not qualify, (iii) the sale of additional equity securities of $5 million or more at any time other than in connection with our initial public offering prior to August 1, 2017, (iv) the closing of an acquisition of our company, and (v) the occurrence of a default, as defined in the promissory note. The amended promissory note bore a reduced interest rate of 7% per annum. MLSC had the right, at its sole discretion, to extend the maturity date. We had the right to redeem the note, in whole or in part, without penalty or premium with thirty days’ notice to MLSC. On December 13, 2017, we repaid MLSC all outstanding principal and accrued but unpaid interest, totaling $874,600. The repayment satisfied all outstanding obligations under this note.

Revolving Line of Credit

On June 8, 2017, we entered into an agreement with Paul R. Gudonis, our Chairman, President and Chief Executive Officer, pursuant to which Mr. Gudonis committed to establish up to a $1,000,000 revolving line of credit for our company. This commitment is subject to the preparation, execution and delivery of definitive loan documentation in customary form. The line of credit would bear an interest rate of 10% of per annum and will terminate upon the earlier of (i) December 31, 2018; and (ii) our company entering into a debt or loan facility with a bank or non-bank lender in the aggregate amount of not less than the greater of (A) $500,000 and (B) the then outstanding principal and interest under the facility.

On December 20, 2017, after completion of our recent FPO which resulted in gross proceeds of approximately $11.5 million, our Board of Directors determined that having this line of credit available was no longer needed. It has determined not to prepare definitive documents for this line of credit and to cancel it.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue as we focus our efforts on continuing to expand our sales and marketing efforts to expand into new geographic markets, invest in development of our MyoPro products, and the funding of clinical research studies to support our reimbursement efforts.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the years presented.

	Year-to-year change
	2017	2016	$	%
Revenue	$1,558,866	$1,103,277	$455,589	41%
Cost of revenue	505,280	282,164	223,116	79%
Gross margin	$1,053,586	$821,113	$232,473	28%
Gross margin%	68%	74%		(6%)

Revenues

We derive revenue primarily from the sale of our products through our distributors which include orthotics and prosthetics practices and Ottobock as well as direct sales to the Veterans Health Administration. As a result of the elimination of a guaranteed minimum purchase requirement in 2018 for Ottobock, revenues from Ottobock, which was a major customer in 2017, are expected to significantly decline in 2018 as compared to 2017 revenues from Ottobock. However, we expect that our total product revenues will grow as a result of our increased selling and marketing efforts.

We receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We expect that our grant revenues, in the future, will become a less significant component of our revenues.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Total revenue increased by $456,000, or 41%, during the year ended December 31, 2017, as compared to the year ended December 31, 2016. During the year ended December 31, 2017, product revenue increased $358,000, or 33%, versus the comparable period of 2016. Results for the year ended December 31, 2016 included $61,000 of revenue associated with prior year sales that was not recognized until the 2016 second quarter due to the uncertainty of payment at the time of shipment. We recognized $118,000 of grant revenue during the year ended December 31, 2017 as compared to $21,000 for the year ended December 31, 2016.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our funded grants in cost of revenue.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Gross margin decreased to 68% for the year ended December 31, 2017, as compared to 74% in the comparable 2016 period, reflecting $104,000 more in revenue recognized in the fourth quarter of 2016 relating to payment received for minimum purchase requirements under our 2016 Össur distribution agreement for which there were no units required to be shipped. Also, the recording in the 2017 period of a $24,000 reserve for excess and obsolete inventory as a result of our recently introduced MyoPro 2 products; and a lower average selling price on sales of demonstration units to our new distributor Ottobock, which have lower average gross margins than our direct sales to customers. Partially offsetting these drivers of reduced gross margin; was an increase of $97,000 in grant revenue in the 2017 period associated with research projects, without incurring any additional incremental costs.

Our 2016 Össur distribution agreement was scheduled to expire on December 31, 2016, but we verbally extended the agreement for one quarter for specified orders in Ossur’s sales pipeline at December 31, 2016 and extended the time for the minimum purchase requirements for this amount. In the first quarter of 2017, Össur had not yet closed all these orders, so we recognized $37,000 of minimum purchase requirement related revenue during the year ended December 31, 2017, without any associated cost of revenue, as compared to $141,000 of minimum purchase requirement related revenue recognized during the year ended December 31, 2016, without any associated cost of revenue.

We expect our product gross margins to vary depending on the mix of our product sales and mix of sales channels.

Operating expenses

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

The following table sets forth our operating expenses for each of the years presented.

	Year-to-year change
	2017	2016	$	%
Research and development	$1,751,731	$1,120,951	$630,780	56%
Selling, general and administrative	5,849,969	2,975,164	2,874,805	97%
Total operating expenses	$7,601,700	$4,096,115	$3,505,585	86%

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

Comparison of the Year Ended December 31, 2017 and December 31, 2016

The increase was primarily due to increased salaries and related expense of $662,000, which includes an incentive bonus of $300,000 to an engineering executive and $228,000 related to additional engineering personnel costs. These increases were partially offset by a $40,000 decrease in engineering, testing, tooling, set-up and prototype costs relating to the development of the next version of our MyoPro, as development was completed and the MyoPro was released in the second quarter of 2017.

Selling, general and administrative

Selling expenses consist of costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of marketing and promotional events, clinical studies, corporate communications, product marketing and travel expenses. Sales commissions are generally earned and recorded as expense when the revenue is recognized. We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products, and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products and add administrative and accounting support structure for our growing business and as a result of becoming a public company.

Comparison of the Year Ended December 31, 2017 and December 31, 2016

The increase was primarily due to increases in personnel costs of $1,358,000, $437,000 for additional administrative staff and sales personnel hired, and $299,000 for executive salary increases as compared to 2016. During the three months ended March 31, 2016, executives of the Company agreed to temporarily reduce their salaries. These salary reductions were restored in October 2016. In 2017 the company recorded estimated bonuses of $474,000 for senior management, of which there were no bonuses earned in the comparable period of 2016. Stock-based compensation expense increased $174,000 during the year ended December 31, 2017, as a result of 2017 grants to employees and thee mark-to-market valuation for our non-qualified stock options issued to non-employees. Professional fees increased $436,000 for accounting, audit and legal fees and other public company costs, as we prepared for our initial public offering and transitioned to a publicly traded company. Travel expenses increased $247,000 for travel related to sales, capital raising and investor conferences, administrative costs which includes insurance, rent and office expenses increased $208,000, clinical expenses increased $166,000 related to clinical research to support reimbursement efforts for our products and increased marketing expenses of $108,000, for public relations, trade shows and other marketing efforts.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Year-to-year change
	2017	2016	$	%
Loss on early extinguishment of debt	$135,244	—	$135,244	N/M
Change in fair value of derivative liabilities	(116,795)	—	(116,795)	N/M
Debt discount on convertible notes	5,172,000	—	5,172,000	N/M
Interest and other expense, net	358,916	342,020	16,896	5%

Total interest and other expense (income)	$5,549,365	$342,020	$5,207,345	N/M

The loss on early extinguishment of debt of $135,000 reflects the payoff of 50% of our Notes Payable, Shareholder balance including accrued but unpaid interest through the issuance of shares of the company at a 20% discount.

The change in the fair value of derivative liabilities of $117,000 is due to recording a derivative liability relating to warrants issued during the year ended December 31, 2017 and subsequent mark-to-market adjustments of our derivative liabilities primarily due to the decline in stock price during the year ended December 31, 2017.

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

The increase in interest and other expense of $17,000, net is primarily due to an increase in interest expense on our convertible promissory notes.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

•	Adjusted EBITDA does not include other income (expense);

•	Adjusted EBITDA does not include depreciation expense from fixed assets;

•	Adjusted EBITDA does not include the impact of stock-based compensation;

•	Adjusted EBITDA does not include the debt discount on convertible notes,

•	Adjusted EBITDA does not include the change in value of our derivative liabilities; and

•	Adjusted EBITDA does not include the loss on early extinguishment of debt.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2017	2016
GAAP net loss	$(12,097,479)	$(3,617,022)
Adjustments to reconcile to Adjusted EBITDA:
Loss on early extinguishment of debt	135,244	—
Interest expense	357,122	342,140
Other (income) expense	1,793	(120)
Depreciation expense	11,415	7,731
Stock-based compensation	279,508	94,094
Debt discount on convertible notes	5,172,000	—
Change in fair value of derivative liabilities	(116,795)	—

Adjusted EBITDA	$(6,257,192)	$(3,173,177)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2017	2016
Cash	$12,959,373	$797,174

Working capital (deficiency)	$12,360,670	$(1,854,843)

We had working capital and stockholders’ equity of $12,360,670 and $12,445,778, respectively, as of December 31, 2017. We believe that working capital and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further develop our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Cash Flows

	Year Ended December 31,
	2017	2016
Net cash (used in) provided by operating activities	$(6,153,419)	$(3,202,670)
Net cash (used in) provided by investing activities	(67,002)	(1,865)
Net cash provided by financing activities	18,382,620	2,959,091

Net increase (decrease) in cash and cash equivalents	$12,162,199	$(245,444)

Operating Activities. The net cash used in operating activities for the year ended December 31, 2017 was primarily used to fund a net loss of $12,097,000, adjusted for non-cash expenses in the aggregate amount of $5,438,000, of which $5,055,000 of non-cash adjustments related to fair value adjustments of warrants and derivative liabilities, and by $506,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable, prepaid expenses and other current assets and payments of deferred offering costs.

The net cash used in operating activities in the year ended December 31, 2016 was primarily due to cash used to fund a net loss of $3,617,022, adjusted for non-cash expenses in the aggregate amount of $107,000 and increased by $307,000 of cash provided by the changes in the levels of operating assets and liabilities, primarily related to increases in deferred offering costs partially offset by reductions in inventories and increases in accounts payable, accrued expenses and accrued interest our notes payable.

Investing Activities. During the year ended December 31, 2017 our cash used in investing activities of $67,000 was for the acquisition of equipment.

During the year ended December 31, 2016 our cash used in investing activities was $2,000 for the acquisition of equipment.

Financing Activities. On December 4, 2017 we completed our initial public offering generating $4,368,000 in net proceeds, excluding $438,000 of offering expenses incurred in 2016, and closed our concurrent private placement generating $2,923,000 in net proceeds. We also completed a secondary offerring in December 2017 generating $10,408,000 in net proceeds. In addition, $1,770,000 of cash, was generated from our convertible note offering which was completed in the first quarter of 2017. We also generated cash from the exercise of stock options and warrants of $27,000 and $103,000, respectively. The increases in cash provided by financing activities was partially offset by $1,216,000 in repayments of our note, and related accrued interest, with MLSC.

During the year ended December 31, 2016, $2,977,000 of cash was provided from debt financings, partially offset by $21,000 paid for issuance costs.

Contractual Obligations and Contingent Liabilities at December 31, 2017

The following table summarizes our significant contractual obligations as of December 31, 2017:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Minimum royalty payments	$150,000	$25,000	$50,000	$50,000	$25,000
Clinical research studies	275,800	275,800	—	—	—

Total	$425,800	$300,800	$50,000	$50,000	$25,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in year ended December 31, 2017, or for the year ended December 31, 2016.

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

Accounts Receivable

We carry accounts receivable at invoiced amounts less an allowance for doubtful accounts. We evaluate our accounts receivable on a continuous basis, and if necessary, establish an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. We do not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. Accounts receivable includes unbilled receivables representing amounts earned under federally-funded grants but not yet billed by us.

Inventories

Inventories are recorded at the lower of cost or market. Cost is determined using a specific identification method. We reduce the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. In addition, the carrying value of consigned inventories is reduced by the value of MyPro devices that will not be sold based on historical experience

We periodically analyze anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, we anticipate the amounts of product that will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, if any, have been classified as non-current in the balance sheet.

Deferred Offering Costs

Deferred offering costs are comprised of direct incremental legal, accounting and financial advisor fees related relating to capital raising efforts. Deferred offering costs are offset against proceeds of an offering. In the event a capital raising effort is terminated, deferred offering costs will be expensed.

Preferred Stock

We apply the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of our convertible preferred stock. Preferred Stock subject to mandatory redemption is classified as liability instruments and is measured at fair value. Conditionally redeemable Preferred Stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, preferred stock is classified as permanent equity.

Our convertible preferred stock featured certain redemption rights that are considered to be outside our control. Accordingly, we present Series A-1 Preferred Stock and Series B-1 Preferred Stock as temporary equity in our balance sheets.

As of the issuance date, the carrying amount of the convertible preferred stock was less than the redemption value. If we were to determine that redemption was probable, the carrying value would be increased by periodic accretions so that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion would be recorded as a preferred stock dividend.

Research and Development Costs

We expense research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Revenue Recognition

We derive revenue primarily from the sale of our products to O&P practices, as well as the VA and other hospitals. We recognize revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable.

We receive federally-funded grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We recognize the revenue on a completion of performance basis where no ongoing obligation exists, or ratably over the term of the grant if no specific performance is required. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Amounts received in advance are deferred.

Income Taxes

We account for income taxes under Accounting Standards Codification 740 Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in our financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on our financial condition, results of operations or cash flows.

Stock-Based Compensation

We account for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2016 and 2015, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Recent Accounting Pronouncements

Revenue Related Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,”, or ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our financial statements or disclosures. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11. ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-11 did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers — Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. We are evaluating the effect of ASU 2014-09, if any, on our financial statements.

In May, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. We are evaluating the effect of ASU 2014-09, if any, on our financial statements.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As such, we have delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating ASU 2016-02 and its impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. We will adopt this standard effective January 1, 2018, using a modified retrospective transition approach, which requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. We elected to no longer calculate an estimate of expected forfeitures and will begin recognizing forfeitures as they occur. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 would be nominal, no adjustment was made.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practical. Early adoption is permitted, including the interim period, and any adjustments should be reflected as of the beginning of the fiscal period. The adoption of ASU 2016-15 is not expected to have a material impact on our financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. We do not expect the adoption of ASU 2016-18 to have a material impact on our financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this standard on our financial statements.

In July 2017, the FASB issued ASU No. 2017-11, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU No. 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU No. 2017-11 requires entities to recognize the effect of the down round feature when calculating earnings per share. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU No. 2017-11 in an interim period, adjustments should be reflected as of the beginning of the interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU No. 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented. During the fourth quarter of 2017, we early adopted ASU No. 2017-11. The early adoption of ASU 2017-11 resulted in the warrants issued in conjunction with our December 2017 FPO, which contain the aforementioned down-round feature, being accounted for as an equity instrument rather than a derivative liability.

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

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $12,959,373 million as of December 31, 2017, was deposited bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards until those standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us as a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

See the financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

On March 9, 2018, we entered into a new employment agreement with Ralph Goldwasser (the “Goldwasser Agreement”) continuing his position as our Chief Financial Officer for the period from January 1, 2018 to December 31, 2018. Pursuant to the Goldwasser Agreement, Mr. Goldwasser’s base annual salary will be $200,000 for the period from January 1, 2018 through June 30, 2018. For periods subsequent to June 30, 2018, we and Mr. Goldwasser will negotiate and agree on the salary terms. Mr. Goldwasser is also eligible to receive an annual performance bonus, with the actual amount of such bonus, if any, to be determined by our Chief Executive Officer with the approval of our Board of Directors and the Compensation Committee. Mr. Goldwasser will also be entitled to participate in the benefits and insurance programs generally available to all of our employees. The Goldwasser Agreement provides further that, if Mr. Goldwasser is terminated without cause, he will be entitled to severance as follows: continuation of base salary for twelve (12) months, continuation of group health plan benefits for up to twelve (12) months, and acceleration of unvested equity by twelve (12) months of vesting. “Cause” is as defined in the Goldwasser Agreement. In the event that such termination without cause or resignation for good reason occurs within a twelve-month period following a change in control (as defined in the Goldwasser Agreement), Mr. Goldwasser will be entitled to full acceleration of unvested equity.

The foregoing summary of the Goldwasser Agreement is qualified in its entirety by reference to the complete text of the Goldwasser Agreement, a copy of which is filed as Exhibit 10.34 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Our Board of Directors has adopted a Code of Business Conduct and Ethics, that applies to all directors, officers, and employees, which is available on our website at www.myomo.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K by disclosing substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website available at www.myomo.com.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements

See Index to Financial Statements on page F-1 of this Annual Report on Form 10-K

(2)	Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included elsewhere in Annual Report on Form 10-K.

2)	Exhibits

Exhibit No.	Exhibit Description
3.1	Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

4.1*	Form of Underwriter’s Warrant

4.2*	Form of Warrant in connection with the Registrant’s December 2017 offering

4.3*	Form of Private Placement Warrant (incorporated by reference to Exhibit 3.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

4.4	Form of Warrant issued in connection with 8% Convertible Promissory Notes, dated December 2015 (incorporated by reference to Exhibit 3.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

4.5*	Form of Warrant issued in connection with 8% Bridge Convertible Promissory Notes, dated June 2016

10.1+	2004 Stock Option and Incentive Plan and form of award agreements (incorporated by reference to Exhibit 6.1 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.2+	2014 Stock Option and Grant Plan and form of award agreements (incorporated by reference to Exhibit 6.2 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.3+	2016 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.4	Form of MLSC 10% Promissory Notes (incorporated by reference to Exhibit 6.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.5	Form of 8% Convertible Promissory Notes, dated December 2015 (incorporated by reference to Exhibit 6.5 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.6*	Form of Amended and Restated Shareholder 10% Promissory Note date September 1, 2015

10.7*	Form of Amended Shareholder 10% Promissory Note dated June 29, 2016

10.8	Form of Amended Shareholder 10% Promissory Note dated May 23, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

10.9	Form of 8% Bridge Convertible Promissory Notes, dated June 2016 (incorporated by reference to Exhibit 6.7 contained in the Registrant’s Form 1-A filed on January 6, 2017)

Exhibit No.	Exhibit Description

10.10+	Employment Letter, dated August 22, 2012, between the Company and Steve Kelly (incorporated by reference to Exhibit 6.8 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.11+	Employment Letter, dated August 22, 2012, between the Company and Paul Gudonis (incorporated by reference to Exhibit 6.9 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.12+	Employment Letter, dated October 2, 2013, between the Company and Jonathan Naft (incorporated by reference to Exhibit 6.10 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.13+	Amendment to Employment Letter, dated June 7, 2015, between the Company and Paul Gudonis (incorporated by reference to Exhibit 6.11 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.14+	Amendment to Employment Letter, dated June 8, 2015, between the Company and Steve Kelly (incorporated by reference to Exhibit 6.12 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.15+	Compensation Letter, dated January 21, 2016, between the Company and Ralph Goldwasser (incorporated by reference to Exhibit 6.13 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.16+	Amendment to Compensation Letter, dated January 21, 2016, between the Company and Jonathan Naft (incorporated by reference to Exhibit 6.14 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.17*	Amendment to Employment Letter, dated January 21, 2016, between the Company and Davie Mendelsohn (incorporated by reference to Exhibit 6.15 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.18*	Management Incentive Plan (incorporated by reference to Exhibit 6.16 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.19*	Form of Management Incentive Plan Letter between the Company and the Executive Officer (incorporated by reference to Exhibit 6.17 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.20*	License Agreement between the Company and the Massachusetts Institute of Technology, dated October 30, 2006 (incorporated by reference to Exhibit 6.18 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.21*	First Amendment to the License Agreement between the Company and the Massachusetts Institute of Technology, dated May 5, 2010 (incorporated by reference to Exhibit 6.19 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.22*	GRE Fabrication Agreement, effective as of September 1, 2012 (incorporated by reference to Exhibit 6.20 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.24*	Waiver to License Agreement between the Company and the Massachusetts Institute of Technology, dated November 15, 2016 (incorporated by reference to Exhibit 6.22 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.25**	Supply and Distribution Agreement between the Company and Ottobock (incorporated by reference to Exhibit 6.23 contained in the Registrant’s Form 1-A filed on January 6, 2017)

Exhibit No.	Exhibit Description

10.26*	Employment Agreement between the Company and Paul R. Gudonis, dated December 23, 2016 (incorporated by reference to Exhibit 6.24 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.27+	Employment Agreement between the Company and Jonathan Naft, dated December 23, 2016 (incorporated by reference to Exhibit 6.25 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.28*	Employment Agreement between the Company and Davie Mendelsohn, dated December 23, 2016 (incorporated by reference to Exhibit 6.26 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.29*	Employment Agreement between the Company and Ralph Goldwasser, dated December 23, 2016 (incorporated by reference to Exhibit 6.27 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.30**	Reseller Agreement with Össur Americas Inc., dated January 21, 2015 (incorporated by reference to Exhibit 6.28 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.31**	Letter for Renewal of Reseller Agreement from Össur Americas Inc., dated December 28, 2015 (incorporated by reference to Exhibit 6.29 contained in the Registrant’s Form 1-A filed on January 6, 2017

10.32*	Form of Amended MLSC 7% Promissory Note dated June 6, 2017 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

10.33*	Form of Amended Shareholder 10% Promissory Note dated November 13, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on November 14, 2017)

10.34	Employment Agreement between the Company and Ralph Goldwasser, dated March 9, 2018

23.1	Consent of Marcum LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

+	Management contract or compensatory arrangement.
*	Previously filed.
**	Portions of this exhibit containing confidential information have been omitted pursuant to a confidential treatment order granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[*]”and has been previously filed separately with the SEC.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2018.

Myomo, Inc.

By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2018

/s/ Ralph A. Goldwasser Ralph A. Goldwasser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ Amy Knapp Amy Knapp	Director	March 12, 2018

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 12, 2018

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 12, 2018

/s/ Steve Sanghi Steve Sanghi	Director	March 12, 2018

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Myomo, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes of redeemable and convertible preferred stock and stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 , in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, used cash from operations, has an accumulated deficit and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

March 12, 2018

MYOMO, INC.

BALANCE SHEETS

December 31,	2017	2016
		(revised)
ASSETS
Current Assets:
Cash and cash equivalents	$12,959,373	$797,174
Accounts receivable	297,039	114,506
Inventories, net	201,155	82,435
Prepaid expenses and other	388,275	152,337

Total Current Assets	13,845,842	1,146,452
Restricted cash	52,000	52,000
Deferred offering costs	—	438,237
Equipment, net	77,150	21,563

Total Assets	$13,974,992	$1,658,252

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Notes payable, shareholder	$—	$876,458
Notes payable, MLSC, current	—	1,193,984
Accounts payable and other accrued expenses	1,277,236	714,010
Accrued interest	—	149,580
Derivative liabilities	39,930	—
Deferred revenue	168,006	67,263

Total Current Liabilities	1,485,172	3,001,295
Convertible promissory notes, net of debt discount	—	2,204,235
Convertible promissory notes, related party	—	1,180,000
Accrued interest	—	130,937
Deferred revenue, net of current portion	44,042	—

Total Liabilities	1,529,214	6,516,467

Redeemable and Convertible Preferred Stock:
Series B-1 convertible preferred stock par value $0.0001 per share; 1,862,500 shares authorized; 1,662,104 shares issued and outstanding as of December 31, 2016. (liquidation preference of $9,701,313 at December 31, 2016).	—	8,174,693
Series A-1 convertible preferred stock par value $0.0001 per share; 1,594,958 shares authorized; 960,083 shares issued and outstanding as of December 31, 2016. (liquidation preference of $4,740,066 at December 31, 2016)	—	4,497,548

Total Redeemable and Convertible Preferred Stock	—	12,672,241

Commitments and Contingencies	—	—
Stockholders’ Equity (Deficiency):
Common stock par value $0.0001 per share 100,000,000 shares authorized; 11,139,667 and 1,124,888 shares issued as of December 31, 2017 and 2016, respectively, and 11,138,859 and 1,124,080 shares outstanding as of December 31, 2017 and 2016, respectively.	1,114	112
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized at December 31, 2017. No shares issued or outstanding	—	—
Additional paid-in capital	47,423,915	5,351,204
Accumulated deficit	(34,972,787)	(22,875,308)
Treasury stock, at cost; 808 shares of common stock	(6,464)	(6,464)

Total Stockholders’ Equity (Deficiency)	12,445,778	(17,530,456)

Total Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficiency)	12,445,778	(4,858,215)

Total Liabilities, Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficiency)	$13,974,992	$1,658,252

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2017	2016
Revenue	$1,558,866	$1,103,277
Cost of revenue	505,280	282,164

Gross margin	1,053,586	821,113

Operating expenses:
Research and development	1,751,731	1,120,951
Selling, general and administrative	5,849,969	2,975,164

	7,601,700	4,096,115

Loss from operations	(6,548,114)	(3,275,002)
Other expense (income)
Loss on early extinguishment of debt	135,244	—
Change in fair value of derivative liabilities	(116,795)	—
Debt discount on convertible notes	5,172,000	—
Interest and other expense, net	358,916	342,020

	5,549,365	342,020

Net loss	(12,097,479)	(3,617,022)
Deemed dividend – accreted preferred stock	(274,011)	(108,739)
Cumulative dividend to Series B-1 preferred stockholders	(287,779)	(658,293)

Net loss available to common stockholders	$(12,659,269)	$(4,384,054)

Weighted average number of common shares outstanding:
Basic and diluted	4,317,864	1,060,892

Net loss per share available to common stockholders:
Basic and diluted	$(2.93)	$(4.13)

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF CHANGES IN REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIENCY) EQUITY

	Redeemable and Convertible Preferred Stock						Additional paid-in capital				Total Stockholders’ (Deficiency) Equity
	Series B-1		Series A-1		Common stock			Accumulated deficit	Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount
Balance, January 1, 2016	1,662,104	$8,162,406	960,083	$4,401,095	999,624	$100	$5,362,988	$(19,258,286)	808	$(6,464)	$(13,901,662)
Issuance of common stock due to stock option exercises	—	—	—	—	124,456	12	2,861	—	—	—	2,873
Accretion of preferred stock	—	12,287		96,453	—	—	(108,739)	—	—	—	(108,739)
Stock-based compensation	—	—	—	—	—	—	94,094	—	—	—	94,094
Net loss	—	—	—	—	—	—	—	(3,617,022)	—	—	(3,617,022)

Balance, December 31, 2016	1,662,104	8,174,693	960,083	4,497,548	1,124,080	112	5,351,204	(22,875,308)	808	(6,464)	(17,530,456)
Accretion of preferred stock	—	31,493	—	242,518	—	—	(274,011)	—	—	—	(274,011)
Proceeds from IPO, net of offering costs of $1,061,157	—	—	—	—	665,498	67	3,930,011	—	—	—	3,930,078
Proceeds from private placement, net of offering costs of $2,500	—	—	—	—	557,216	56	2,922,829	—	—	—	2,922,885
Conversion of Series A-1 and Series B-1 convertible preferred stock into common stock	(1,662,104)	(8,206,186)	(960,083)	(4,740,066)	2,622,187	262	12,945,990	—	—	—	12,946,252
Conversion of convertible promissory notes into common stock	—	—	—	—	1,055,430	106	5,467,283	—	—	—	5,467,389
Fair value of warrants issued with convertible promissory notes	—	—	—	—	—	—	5,172,000	—	—	—	5,172,000
Warrants issued to IPO selling agent deemed to be derivative liability	—	—	—	—	—	—	(156,725)	—	—	—	(156,725)
Common stock issued for the exercise of common stock options	—	—	—	—	80,085	8	26,946	—	—	—	26,954
Common stock issued for the exercise of warrants	—	—	—	—	34,800	3	102,657	—	—	—	102,660
Restricted stock vested	—	—	—	—	312	—	—	—	—	—	—
Shares of common stock issued for services	—	—	—	—	4,000	—	30,000	—	—	—	30,000
Shares of common stock issued for repayment of promissory notes	—	—	—	—	193,509	19	1,217,153	—	—	—	1,217,172
Proceeds of FBO, net of offering costs of $1,115,294	—	—	—	—	4,801,250	480	10,407,226	—	—	—	10,407,706
Additional shares issued pursuant to software license agreement	—	—	—	—	492.	1	1,844	—	—	—	1,845
Stock-based compensation	—	—	—	—	—	—	279,508	—	—	—	279,508
Net loss	—	—	—	—	—	—	—	(12,097,479)	—	—	(12,097,479)

Balance, December 31, 2017	—	$—	—	$—	11,138,859	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,097,479)	$(3,617,022)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	11,415	7,731
Stock-based compensation	279,508	94,094
Amortization of debt discount	17,765	5,347
Debt discount on convertible notes	5,172,000	—
Inventory reserve	42,355	—
Common stock issued for services and software license	31,845	—
Change in fair value of derivative liabilities	(116,795)	—
Changes in operating assets and liabilities:
Accounts receivable	(182,533)	1,136
Inventories	(161,075)	120,588
Prepaid expenses and other	(235,938)	(38,461)
Restricted cash	—	(52,000)
Deferred offering costs	—	(431,961)
Accounts payable and other accrued expenses	563,225	364,165
Accrued interest	377,503	299,175
Deferred revenue	144,785	44,538

Net cash used in operating activities	(6,153,419)	(3,202,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(67,002)	(1,865)

Net cash used in investing activities	(67,002)	(1,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO, net of offering costs(1)	4,368,315	—
Proceeds from private placement, net of offering costs	2,922,885	—
Proceeds from FPO, net of offering costs	10,407,706	—
Proceeds from convertible promissory notes, net	1,770,000	2,956,218
Repayment of note payable, MLSC	(1,215,900)	—
Proceeds from exercise of stock options	26,954	2,873

Proceeds from exercise of warrants	102,660	—

Net cash provided by financing activities	18,382,620	2,959,091

Net increase (decrease) in cash and cash equivalents	12,162,199	(245,444)
Cash and cash equivalents, beginning of period	797,174	1,042,618

Cash and cash equivalents, end of period	$12,959,373	$797,174

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$97,099	$37,619
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest to principal	$21,916	$443,984
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$430,000	$—
Accretion of convertible preferred stock to redemption value	$274,011	$108,739
Conversion of convertible preferred stock into common stock	$12,946,252	$—
Conversion of convertible promissory notes and accrued interest into common stock	$5,467,389	$—
Issuance of selling agent warrants in connection with IPO	$156,725	$—
Deferred offering costs to additional paid-in capital upon IPO closing(1)	$438,237	$—
Common stock issued for repayment of promissory notes and related accrued interest	$1,217,172	$—

(1)	IPO gross proceeds of $4,991,236 are reduced by $622,921 of IPO offering costs that were incurred in 2017. Another $438,237 of IPO deferred offering costs were paid for in 2016.

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells the product to orthotics and prosthetics practices or clinics, as well as the Veteran Administration and other hospitals in the United States of America, and, beginning in 2017, through a distribution agreement with Otto Bock Healthcare L.P. (“Ottobock”). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

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

Follow-on Public Offering

On December 4, 2017, the Company completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, the Company’s underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrant at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment, the Company sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $12.1 million and $3.6 million during the years ended December 31, 2017 and 2016, respectively, and has an accumulated deficit of approximately $35.0 million and $22.9 million at December 31, 2017 and 2016, respectively. Cash used in operating activities was approximately

$6.2 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. Subsequent to December 31, 2017, 1,193,556 shares of common stock were issued to warrant holders upon the exercise of 1,193,556 warrants, for an aggregate of $3,520,990. The Company will need to raise further capital, through the sale of additional equity or debt securities to support its future operations and to further develop its business plan.

Management plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet its obligations and execute its business plan by pursuing its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. There can be no assurance the Company will be successful in implementing its plans to alleviate substantial doubt.

Note 3 — Summary of Significant Accounting Policies

Reverse Stock Split

On December 20, 2016, the Company filed with the State of Delaware the Seventh Amended and Restated Certificate of Incorporation for a one-for sixteen reverse stock split of the Company’s outstanding common and preferred stock, and common stock equivalents. All share and per share information has been restated retroactively giving effect for the reverse stock split for the year ended December 31, 2016. There was no change to the reported net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s significant estimates include the allowance for doubtful accounts, deferred tax valuation allowances, warranty obligations and reserves for slow-moving inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2017. As of December 31, 2016, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. No allowance for doubtful accounts was necessary at December 31, 2017 and 2016.

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is determined using a specific identification method. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. In addition, the carrying value of consigned inventories is reduced by the value of MyPro devices that will not be sold based on historical experience.

Restricted Cash

Restricted cash consisted of cash deposited with a financial institution as collateral for Company credit cards for sales personnel.

Deferred Offering Costs

Deferred offering costs are comprised of direct incremental legal, accounting and financial advisor fees related relating to capital raising efforts. Deferred offering costs are offset against proceeds of an offering. In the event a capital raising effort is terminated, deferred offering costs are expensed.

Equipment

Equipment is stated at historical cost, net of accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Impairment of Long Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2017 and 2016.

Demonstration and Test Units

Demonstration units represent units provided to customers by the Company for marketing and patient evaluation purposes. These units are manufactured by the Company and are recorded at cost in the statements of operations as part of selling, marketing and general administrative expense. During the years ended December 31, 2017 and 2016, respectively, the Company charged to operations approximately $26,900 and $22,900, respectively, of these units.

Test units represent units provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are recorded at cost in the statements of operations as part of research and development expense. During the year ended December 31, 2017 and 2016 the Company charged to operations approximately $29,200 and $48,000, respectively, of these units.

Accounts Payable and Other Accrued Expenses:

	2017	2016
Trade payables	$264,890	$311,085
Accrued compensation and benefits	642,425	221,630
Accrued directors fees	100,000	—
Accrued offering costs	—	77,326
Other	269,921	103,969

	$1,277,236	$714,010

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its convertible preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.

The Company’s preferred shares at December 31, 2016 featured certain redemption rights that were considered by the Company to be outside the Company’s control. Accordingly, the Series A-1 Convertible Preferred Stock and Series B-1 Convertible Preferred Stock were presented as temporary equity in the Company’s balance sheet.

As of the issuance date, the carrying amount of the Preferred Stock was less than the redemption value. If the Preferred Stock is redeemable at the investor’s option, the carrying value would be increased by periodic accretions so that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion would be recorded as a preferred stock dividend.

Derivative Liabilities

The Company accounts for warrants determined to be derivative financial instruments by recording the warrants as a liability at fair value and marks-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of December 31, 2017, the Company’s only derivative liabilities are warrants issued to the selling agent for its IPO. As of December 31, 2016, derivative liabilities were immaterial and were included as a component of accounts payable and other accrued expenses on the balance sheet.

Revenue Recognition

The Company derives revenue primarily from the sale of its products to orthotics and prosthetics practices, as well as Veteran Administration and other hospitals and, beginning in 2017, through a distribution agreement with Ottobock. The Company recognizes revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable. In certain cases, the Company ships the MyPro device to O&P practices pending reimbursement from third party payors. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro. The Company recognizes revenue when payment has been received, as all of the revenue recognition criteria has been met. During 2017, effective with its introduction of its extended product line, the Company provides a standard three-year warranty. This revenue is recognized ratably over the warranty period. The Company allocates revenue to the warranty element of a sale based upon its fair value as determined by referencing the historical selling price of it in similar transactions.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As such, we have delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

The Company receives federally-funded grants that require the Company to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. The Company’s grant revenue is recognized when persuasive evidence of the arrangement exists, the service has been provided and adherence to specific parameters of the awarded grant have been met, the amount is fixed and determinable and collection is reasonable assured. The Company recognized approximately $118,100, $20,800 and $131,900, respectively, of grant income in 2017, 2016 and 2015, respectively. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Cost of revenue includes reimbursable costs of approximately $11,600 and $10,100 in 2017 and 2016, respectively. Amounts received in advance are deferred.

Shipping and Handling Costs

Shipping and handling costs paid by customers are netted against the related shipping costs we incur. The net cost is recorded in cost of sales. Historically, such costs have not been material.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification ASC 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ASC 740 requires that the tax effects of changes in tax laws or rates be recognized in the financial statement in the period in which the law is enacted.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s financial condition, results of operations or cash flows.

The Company files income tax returns in federal and state jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2014. Currently, there are no income tax audits in process.

Stock-Based Compensation

The Company accounts for stock awards to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Stock-based compensation expense of approximately $279,500 and $94,100 was recorded in selling, general and administrative expense in 2017 and 2016, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2017 and 2016, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2017 and 2016 consist of:

	2017	2016
Options	369,004	246,344
Warrants	6,277,443	10,781
Series B-1 convertible preferred stock	—	1,662,104
Series A-1 convertible preferred stock	—	960,083

Total	6,646,447	2,879,312

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $31,000 and 41,600 in 2017 and 2016, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Reclassification

Certain amounts in the 2016 financial statements of operations have been reclassified to conform to the 2017 presentation. These reclassifications had no impact on previously reported net loss.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

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

The effect of this revision on the line items within the Company’s balance sheet as of December 31, 2016 was as follows:

	December 31, 2016
	As previously reported	Adjustment	As revised
Total current liabilities	$1,807,311	$1,193,984	$3,001,295
Non-current liabilities	4,709,156	(1,193,984)	3,515,172

Total liabilities	$6,516,467	$—	$6,516,467

Recent Accounting Pronouncements

Revenue Related Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements or disclosures. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers—Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. ASU 2016-08 is not expected to have a material impact on the financial statements or disclosures.

On May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-09, if any, on its financial statements.

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” that enhances the guidance surrounding sale leaseback transactions, accounting for taxes on leveraged leases and leases with third party value. The related amendments to the Topics described above become effective on the same schedule as Topics 605, 606, 840 and 842

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As such, the Company has delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company will adopt this standard effective January 1, 2018, using a modified retrospective transition approach, which requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. We elected to no longer calculate an estimate of expected forfeitures and will begin recognizing forfeitures as they occur. As the cumulative-effect adjustment to accumulated deficit at January 1, 2018 would be nominal.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practical. Early adoption is permitted, including the interim period, and any adjustments should be reflected as of the beginning of the fiscal period. ASU 2016-15 is not expected to have a material impact on the financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial statements or disclosures.

In July 2017, the FASB issued ASU No. 2017-11, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU No. 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU No. 2017-11 requires entities to recognize the effect of the down round feature when calculating earnings per share. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU No. 2017-11 in an interim period, adjustments should be reflected as of the beginning of the interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU No. 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented. During the fourth quarter of 2017, we early adopted ASU No. 2017-11. The early adoption of ASU 2017-11 resulted in the warrants issued in conjunction with our December 2017 FPO, which contain the aforementioned down-round feature, being accounted for as an equity instrument rather than a derivative liability.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at December 31:

	2017	2016
Finished goods	$122,000	$81,223
Consigned inventory	97,980	—
Parts and components	23,530	1,213

	243,510	82,435

Less: excess and obsolete inventory reserves	(23,739)	—
Less: consigned inventory reserves	(18,616)	—

Inventories, net	$201,155	$82,435

Consigned inventory represents products that have been delivered for which the Company does not have the right to bill. At December 31, 2017, the Company has recorded reserves for consigned inventory for units that will not sold based on historical experience.

At December 31, 2017, as a result of its introduction of its MyoPro 2 products, the Company recorded excess and obsolete inventory reserves of $23,700.

Note 5 — Equipment

Equipment consists of the following at December 31:

	2017	2016
Computer equipment	$32,257	$19,258
Sales demonstration units	54,003	—
R&D tools and molds	22,650	22,650

	108,910	41,908
Less: accumulated depreciation	(31,760)	(20,345)

Equipment, net	$77,150	$21,563

Note 6 — Revolving Line of Credit

On June 8, 2017, the Company’s Chairman, President, and Chief Executive Officer, entered into an agreement with the Company pursuant to which he committed irrevocably to establish an up to $1,000,000 revolving line of credit for the Company. This commitment is subject to the preparation, execution and delivery of definitive loan documentation in customary form, including note(s) incorporating substantially the terms and conditions set forth in the accompanying term sheet. The line of credit will bear an interest rate of 10% of per annum and will terminate upon the earlier of (i) December 31, 2018; and (ii) the Company entering into a debt or loan facility with a bank or non-bank lender in the aggregate amount of not less than the greater of (A) $500,000 and (B) the then outstanding principal and interest under the facility.

On December 20, 2017, after completion of our recent FBO which resulted in gross proceeds of $11.5 million, the Company’s Board of Directors determined that having this line of credit available was no longer needed. It was determined not to prepare definitive documents for this line of credit and to cancel it. Accordingly, on this date the Company canceled the line of credit.

Note 7 — Notes Payable, MLSC

Notes payable, MLSC represent promissory notes in the aggregate amount of $750,000 entered into with the Massachusetts Life Sciences Center (“MLSC”). The promissory notes are unsecured and bear interest at the rate of 10% per annum. The principal and accrued interest is due and payable upon the earlier of (i) June 7, 2016, (ii) the closing of a Qualified Financing in a single transaction or series of transactions in any 12 month period yielding net proceeds of at least $5,000,000 or a qualified sale, as defined in the promissory notes, or (iii) the occurrence of a default, as defined in the promissory notes.

In addition, in connection with the issuance of the promissory notes to MLSC, the Company issued warrants that are exercisable immediately at the election of the holder on a net share cashless basis or for $30,000 as calculated in the formula defined in the agreement ($750,000 aggregate principal amount multiplied by 4%). The warrants have a life of 10 years. On the date of issuance the maximum number of shares of stock to be acquired under the warrants is determined by the formula and amounted to 4,637 shares. The holder of the warrant has the option to exercise into equity instruments (“Alternative Securities”) of the Company under the following four scenarios:

1)	for common stock at the exercise price equal to $2,500,000 divided by the number of shares of common stock outstanding on the issuance date of the warrants; or

2)	for common stock during the ten-year life of the warrant the Company sells shares of common stock at a price less than the exercise price described in scenario (1) above, that becomes the new exercise price for common stock; or

3)	for any class or series of preferred stock sold by the Company during the ten-year life of the warrants at the preferred stock issuance price; or

4)	for the equity interests sold in a qualified financing (as defined) during the ten-year life of the warrants at the qualified financing price per share of the equity interests.

The Company accounted for the issuance of the note in accordance with ASC 815 “Derivatives and Hedging”. The warrants have a feature that included a reset provision considered to be a down-round protection. Accordingly, the warrants were recorded as derivative liabilities at fair value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the issuance of the note are recorded net of a discount and is charged to interest expense ratably over the term of the note. On the date of issuance the debt discount was deemed to be immaterial.

On May 18, 2016, the Company restructured its promissory note with MLSC, extending the maturity date to June 7, 2017. The outstanding principal amount of the note now includes the principal amount and all accrued but unpaid interest thereon in the amount of approximately $1,194,000. The note bears interest at 10% per annum with accrued interest payable quarterly which began on September 30, 2016, and is secured by substantially all the Company’s assets. The Company did not recognize a gain or loss with the modification of the extension date of this note and no other terms of the notes changed.

On June 6, 2017, the Company restructured its promissory note with MLSC, extending the maturity date to June 7, 2017. The outstanding principal amount of the note now includes the principal amount and all accrued but unpaid interest thereon in the amount of approximately $1,216,000. . The note bears interest was reduced to 7% per annum with approximately $54,000 in interest payable monthly beginning on June 7, 2019 with the principal and any remaining unpaid accrued interest due the earlier of June 7, 2019, or Company completes an equity financing in any twelve-month period raising an aggregate of $10 million in gross proceeds (a “Qualified Financing”), excluding the conversion into common stock in an initial public offering of any convertible notes outstanding on the date of this amendment. In such case, these notes become due within 30 days of the completion of the financing. The Company did not recognize a gain or loss with the modification of the notes.

On June 9, 2017, Myomo closed on its IPO and concurrent private placement that met the amended definition of a Qualified Financing included the warrants. Accordingly, the warrants were no longer convertible into Alternative Securities at a floating price and the aggregate warrant shares became fixed at 4,637 and the exercise price became fixed at the weighted average offering price of $6.47 per share.

On December 13, 2017, the Company repaid MLSC all outstanding principal and accrued but unpaid interest, totaling $874,600. The repayment satisfied all outstanding obligations under this note.

Note 8 — Notes Payable, Shareholder

Notes payable, shareholder represents promissory notes in the aggregate amount of approximately $580,800 entered into with one of the Company’s shareholders. The promissory notes were unsecured, bore interest at a rate of 10% per annum, and were set to mature on May 25, 2016 at which time principal and accrued interest was due and payable.

In addition, in connection with the issuance of the promissory notes to a shareholder, the Company issued warrants that are exercisable immediately at the election of the holder on a net share cashless basis or for cash totaling $23,232 ($580,800 aggregate original principal amount of notes multiplied by 4%) as calculated in the formula defined in the agreement. The warrants have a life of 10 years. On the date of issuance the maximum number of shares of stock to be acquired under the warrants is determined by the formula and amounted to 4,706 shares. The holder of the warrant has the option to exercise into equity instruments (“Alternative Securities”) of the Company under the following four scenarios:

1)	for common stock at the exercise price equal to $2,500,000 divided by the number of shares of common stock outstanding on the issuance date of the warrants; or

2)	if during the ten-year life of the warrant the Company sells shares of common stock at a price less than the exercise price determined at (1) above, that becomes the new exercise price for common stock; or

3)	for any class or series of preferred stock sold by the Company during the ten-year life of the warrants at the preferred stock issuance price; or

4)	for the equity interests sold in a qualified financing (as defined) during the ten-year life of the warrants at the qualified financing price per share of the equity interests.

The Company accounted for the issuance of the notes in accordance with ASC 815 “Derivatives and Hedging”. The warrants have a feature that included a reset provision considered to be a down-round protection. Accordingly, the warrants were recorded as derivative liabilities at fair value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount and is charged to interest expense ratably over the term of the note. On the date of issuance the debt discount was deemed to be immaterial.

On September 1, 2015, the Company reached an agreement with the shareholder to modify the terms of the promissory notes. The promissory notes were amended and restated to include approximately $295,700 of accrued and unpaid interest resulting in a total principal amount of approximately $876,500. The amended and restated promissory notes are unsecured, bear interest at a rate of 10% per annum, and mature on August 1, 2018. Any accrued and unpaid interest through September 1, 2016 was converted into principal. The promissory notes required monthly payments of principal and interest in the aggregate amount of approximately $44,500 commencing on September 1, 2016 through August 1, 2018. The Company did not recognize a gain or loss with the modification of this note.

On June 29, 2016, prior to the maturity date, the Company reached an agreement with a shareholder to modify the terms of its promissory notes from the Company. The amended and restated promissory notes are unsecured, bear interest at a rate of 10% per annum, and are subordinated to the Note Payable, MLSC and the Company’s convertible subordinated promissory notes. The outstanding principal and any accrued but unpaid interest shall be due and payable upon the earlier of (i) June 7, 2017 or (ii) within 30 days following the closing of a Qualified Financing, as defined. In the event of a closing of a Qualified Financing, the Company may elect, in its sole discretion, to repay up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under this note as of the date of the Qualified Financing by issuing shares of the Company’s equity issued in the Qualified Financing, equal to 80% of the price per share paid by the purchasers of such equity in the Qualified Financing. The Company did not recognize a gain or loss with the modification of this note.

On May 23, 2017, Myomo and a related party noteholder entered into an agreement to amend Myomo’s related party promissory notes. The maturity date was extended from June 8, 2017 to June 8, 2019, unless prior to that date, the Company completes an equity financing in any twelve-month period raising an aggregate of $10 million in gross proceeds (a “Qualified Financing”), excluding the conversion into common stock in an initial public offering of any convertible notes outstanding on the date of this amendment. In such case, these notes become due within 30 days of the completion of the financing. The Company may elect, in its sole discretion, to repay up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under this note by issuing shares of the Company’s equity equal to 80% of the price per share of common stock. The Company did not recognize a gain or loss with the modification of the note. The conversion price modification is contingent on the price of the IPO and any charge will be recorded on the date of the IPO.

On June 9, 2017, Myomo closed on its IPO and concurrent private placement that met the amended definition of a Qualified Financing included the warrants. Accordingly, the warrants were no longer convertible into Alternative Securities at a floating price and the aggregate warrant shares became fixed at 3,591 and the exercise price became fixed at the weighted average offering price of $6.47 per share.

The Company was notified in October 2017 that the noteholder liquidated all of its outstanding common stock. As of September 30, 2017, the Noteholder is no longer a related party.

On November 13, 2017, the Company and the Noteholder entered into an agreement to further modify the terms of its promissory notes from the Company. Pursuant to the note amendments, the Company may elect, in its sole discretion, if its common stock is then-traded on the NYSE American or another stock exchange or over-the-counter dealer quotation system, to repay (i) up to 50% of the outstanding principal and any accrued but unpaid interest as shall be due and payable under the Notes by issuing shares of the Company’s equity equal to 80% of the price per share of common stock on the repayment date, and (ii) the remainder of the outstanding principal and any accrued but unpaid interest as shall be due and payable under the Notes by issuing shares of the Company’s equity equal to the price per share of common stock on the repayment date. In addition, if the Company elects to repay the Notes in shares of equity, such election must be made no later than 90 days following a financing by the Company of its equity or equity-linked securities in which the Company receives gross proceeds of at least $2.0 million. The Company did not recognize a gain or loss with the modification of the note. The conversion price modification was contingent on the price of the IPO.

On November 13, 2017, the Company repaid the Noteholder all outstanding principal and accrued but unpaid interest under the notes, totaling approximately $1,081,135 in cash by issuing 107,505 shares of the Company’s common stock at a price per share equal to $5.03, 80% of the price per share of common stock on the repayment date, and issuing 86,004 shares of the Company’s common stock at a price per share equal to $6.29, the price per share of common stock on the repayment date. In conjunction with this repayment, the Company recorded a $135,244 loss on early extinguishment of debt in the fourth quarter of 2017.

Note 9 — Convertible Promissory Notes 2016

During the year-ended December 31, 2016, the Company issued convertible promissory notes (Notes) with an aggregate principal balance of $2,372,000 as of December 31, 2016. The Notes bear an interest rate of 8% per annum and mature on December 31, 2018, at which time the principal and any accrued but unpaid interest will be due and payable on demand. The Notes are subordinated to notes payable, MLSC. In the event the Company consummates, prior to the Maturity Date, an equity financing pursuant to which the Company sells common stock, preferred stock or other equity or equity-linked securities with aggregate gross proceeds of not less than $5 million, excluding any and all indebtedness under the Notes that is converted into equity securities of the

Company, the outstanding principal of the Notes and any accrued but unpaid interest will be converted into the equity securities upon the closing of the Next Equity Financing, as defined, yielding gross proceeds of at least $5,000,000.

The number of shares of equity securities of the Company to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest by the lower of (i) a price per share equal to $35,000,000 divided by the aggregate number of shares of capital stock outstanding on a fully diluted basis immediately prior to the initial closing of the Qualified Financing, as defined, and (ii) eighty percent (80%) of the price per share of the equity securities being sold. In the event of a sale of the Company, as defined, prior to the conversion or repayment in full of these notes, a cash payments will be made equal to the aggregate amount of principal and accrued, but unpaid, interest then outstanding under these notes. In addition, an amount equal to 25% of the original principal amount of the notes will be paid to the note holder as a “Sale Premium”.

In connection with the issuance of the convertible promissory notes, the Company issued warrants to purchase common stock to the holders of the new convertible promissory notes. The number of shares of stock to be acquired under the warrants, after this additional issuance is determined by a formula which amounts to 100% of the principal amount invested divided by the lowest price paid per share for the equity securities by the investors in the Next Equity Financing.

In accordance with ASC 470-20-25-20 “Contingent Conversion Option” the conversion terms of the convertible note would be triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options. The Company determined that the future equity is analogous to an IPO and considered to be a contingency outside the control of the holder. Accordingly the Company will evaluate any discounts and or, any beneficial conversion features upon the resolution of the contingency. In addition, the terms of the warrants have not yet been defined and are contingently issued upon the terms of the Next Equity Financing. The Company will also evaluate the fair value of the warrants on the date the contingency is triggered.

As of December 31, 2016, the Company had capitalized deferred issuance costs of $20,800 relating to 2016 convertible promissory notes and had amortized $3,000 to interest expense in the statements of operations. Debt issuance costs are comprised of incremental legal and accounting fees related to the issuance of convertible promissory notes. Debt issuance costs are amortized over the life of the related debt instrument. Net debt issuance costs are included in the balance sheets as a reduction (debt discount) of the related convertible promissory notes.

On October 3, 2016, the Company modified the terms of the 2016 Convertible Note Offering (issued beginning in June 2016) such that the automatic conversion of the Notes will additionally require that the Next Equity Financing be a public equity financing. In addition, the prepayment terms of the Notes were modified such that consent of the holder of the Note is required for any prepayment, in whole or in part, by the Company, and the Company is obligated to offer to the holders of all other then-outstanding Notes the opportunity to be prepaid on the same terms and conditions. Finally, the Sales Premium, 25% of the original principal amount of the Notes, was modified such that if the amount that a Holder would have received upon the repayment of the Note upon a Sale of the Company, including the Sales Premium, is less than the amount that the Holder would have received if it had converted into shares of Common Stock the outstanding principal amount plus accrued but unpaid interest on the Note divided by the Capped Conversion Price, as defined, immediately prior to the Sale of the Company, then the Note shall automatically convert into shares of Common Stock in accordance with such formula. On October 12, 2016, the Company issued a Note in the original principal amount of $1,000,000 to one Holder on such modified terms. The Company offered the then other Holders the right to exchange their original Notes for Notes with such modified terms. Since a majority of the other Holders approved the new terms, under the terms of the notes, the Company has issued to all Holders amended and restated notes with the modified terms to replace the terms of the original notes. The Company did not recognize a gain or loss with the modification of the notes.

As of December 31, 2016, as described in Note 10, $630,000 of Convertible Promissory Notes 2015 was exchanged for these notes, resulting in a total of $3,002,000 outstanding as of December 31, 2016.

During the three months ended March 31, 2017, the Company issued additional the 2016 convertible promissory notes with an aggregate principal balance of $1,770,000 for cash. In addition, during this period the Company entered into an agreement with certain 2015 convertible promissory noteholders whereby the noteholders of the 2015 convertible promissory noteholders exchanged $430,000 notes for an equivalent amount of 2016 convertible promissory notes (See Note 10). The Company did not recognize a gain or loss on the exchange of the notes. The 2016 convertible promissory notes had an interest rate of 8% per annum and were to mature on December 31, 2018, at which time the principal and any accrued but unpaid interest would be due and payable on demand. The notes were subordinated to the notes payable, MLSC.

The 2016 convertible promissory notes provided that in the event the Company, on or before the date of the repayment in full of these notes, sells shares of its equity securities to investors in any public equity financing resulting in gross proceeds to the Company of at least $5 million (excluding the conversion of these convertible promissory notes and any other indebtedness, but including, for such purposes, all amounts raised in the Company’s initial public offering, then the outstanding principal balance of these notes, and any accrued but unpaid interest will be automatically converted into the equity securities upon the closing of the initial public offering. The number of shares of equity securities of the Company to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest by the lower of (i) a price per share equal to $35,000,000 divided by the aggregate number of shares of capital stock outstanding on a fully diluted basis immediately prior to the initial closing of the Qualified Financing, as defined, and (ii) eighty percent (80%) of the per share price paid by the Investors in the Qualified Financing. The Company did not record a gain or loss for the exchange. The modification was deemed to be a contingent conversion price adjustment and would only be recognized when the triggering event occurs (i.e. the IPO).

On June 5, 2017, the Company modified the terms of these 2016 convertible promissory notes such that the automatic conversion of these notes will occur upon any public equity financing resulting in gross proceeds to the Company of at least $5,000,000, excluding the conversion of the notes and any other indebtedness, but including, for such purposes, all amounts raised in the IPO and the concurrent private placement. . The Company did not record a gain or loss for the modification of the notes. The modification was deemed to be a contingent conversion price adjustment and would only be recognized when the triggering event occurs (i.e. the IPO).

Upon the closing of the Company’s IPO on June 9, 2017, in accordance with the terms of the 2016 convertible promissory notes, the principal balance of these notes, and all accrued but unpaid interest, totaling $5,467,389 were converted into 1,055,430 shares of common stock at weighted-average price of $5.18 per share.

In connection with the issuance of the 2016 convertible promissory notes, the Company issued, to these noteholders, warrants to purchase common stock which are exercisable for three years from the date of the IPO. One warrant was issued for each share of common stock issued as part of the conversion. Upon the closing of the IPO, the warrants became exercisable and the warrant terms became fixed, such that at September 30, 2017, there were warrants outstanding to purchase 799,349 shares of common stock exercisable at $6.47 per share. As of the IPO date, the Company determined that the relative fair value of the warrants attributable to 2016 convertible promissory note holders (excluding those issued in conjunction with the exchange of the 2015 convertible promissory notes) was $1,628,006.

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

Note 10 — Convertible Promissory Notes 2015

The Company issued convertible promissory notes with an aggregate principal balance of $425,000 in 2015 and an additional $605,000 in 2016, for a total of $1,030,000. The notes are subordinated to the Note Payable, MLSC, bear interest at a rate of 8% per annum, and mature in December 2017. Prior to December 2017 and at the option of the holders of the convertible promissory notes, the outstanding principal, and any accrued, may be converted into equity securities of the Company upon the closing an equity financing, as defined, yielding gross proceeds of at least $5,000,000. The outstanding principal balance and any accrued interest are convertible into shares of equity securities sold in the next equity financing at a price per share equal to 85% of the lowest price per share during the equity financing. In addition, the holders of the notes are entitled to an additional payment equal to 10% of the original principal amount of the convertible promissory notes if held on the maturity date.

In connection with the issuance of the convertible promissory notes, the Company issued warrants to purchase common stock that are exercisable at any time beginning on the date of a future equity financing, as defined in the agreement, and ending on the five year anniversary thereof. The number of shares of stock to be acquired under the warrants is determined by a formula which equals 15% of the amount invested divided by the lowest price paid per share for the equity securities by the investors in the equity financing as defined in the agreement.

In accordance with ASC 470-20-25-20 “Contingent Conversion Option” the conversion terms of a convertible note that would be triggered by future events not controlled by the issuer is accounted for as contingent conversion options. The Company determined that the future equity financing is analogous to an IPO and considered to be a contingency outside the control of the holder. Accordingly, the Company will evaluate any discounts and or any beneficial conversion features upon the resolution of the contingency. In addition, the terms of the warrants have not yet been defined and are contingently issued upon the terms of the future equity financing. The Company will also evaluate the fair value of the warrants on the date the contingency is triggered.

During the fourth quarter of 2016, the Company offered the Holders of its 2015 Convertible promissory notes (issued from December 2015 through April 2016) the right to exchange their notes for 2016 Convertible Notes by cancelling an equivalent amount of outstanding existing notes. These 2016 Convertible Notes were issued on otherwise the same terms and conditions as the participants in the 2016 Convertible Notes offering who paid the purchase price in cash. Holders of the prior notes were able to also retain the warrants issued to them in conjunction with the prior notes. As of December 31, 2016, an aggregate of $630,000 of Prior Notes were cancelled in exchange for the issuance of an equivalent principal amount of new notes in the financing. Subsequent to December 31, 2016, the holders of $400,000 of Prior Notes agreed to exchange their Prior Notes; therefore the remaining Prior Notes were cancelled in exchange for the issuance of an equivalent principal amount of new notes in the financing. The Company did not recognize a gain or loss the exchange of the notes.

For the three months ended March 31, 2017, the noteholders exchanged $430,000 of their 2015 Convertible Promissory Notes for 2016 convertible promissory notes of an equivalent principal amount. The other 2015 Convertible Promissory Notes that were previously outstanding had been exchanged for 2016 convertible promissory notes of an equivalent principal amount in 2016. The Company did not recognize a gain or loss the exchange of the notes. (See Note 9).

In connection with the issuance of the 2015 convertible promissory notes, the Company agreed to issue warrants to purchase common stock to these noteholders, which are exercisable for five years from the date of the IPO. The number of shares of stock to be acquired under the warrants is determined by a formula which amounts to 15% of the principal amount invested divided by the lowest price paid per share for the equity securities by the investors in the Equity Financing as defined. Upon the closing of the IPO, the Company issued warrants to purchase 29,425 shares of common stock exercisable at $5.25 per share. All warrants issued were outstanding at September 30, 2017. As of the IPO date, the Company determined that the relative fair value of the warrants attributable to original 2015 convertible promissory note holders (including those issued in conjunction with the exchange into the 2016 convertible promissory notes) was $457,456.

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

Note 11 — Fair Value of Financial Instruments

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quotable prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents are a money market fund that limits its investments to only short-term U.S. Treasury securities and repurchase agreements related to these securities. The carrying amounts of the Company’s notes payables approximates fair value, as the notes include contractual interest rates, taken together with other features such as concurrent issuance of warrants, which are comparable to rates of returns for instruments of similar credit risk.

Cash equivalents and derivative liabilities (see Note 17) measured at fair value on a recurring basis at December 31, 2017 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017 Total
Cash equivalents	$10,459,435	—	—	$10,459,435
Common stock warrant liabilities	—	—	$39,930	$39,930

There were no cash equivalents at December 31, 2016 and derivative liabilities measured at fair value on a recurring basis were nominal.

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2017 and 2016:

Common stock warrant liability
Balance – January 1, 2016	$2,239
Change in fair value of derivative liabilities	(2,329)

Balance – December 31, 2016	—
Fair value of common stock warrant issued	156,725
Change in fair value of derivative liabilities	(116,795)

Balance – December 31, 2017	$39,930

Assumptions utilized in the valuation of Level 3 liabilities at December 31, were as follows:

	2017	2016
Risk-free interest rate	2.20%	—
Expected life	4.44 years	—
Expected volatility of underlying stock	63%	—
Expected dividend yield	—	—

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

Note 12 — Fair Value of Common Stock December 31, 2016

The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. Until the Company’s IPO on June 9, 2017, the Company’s common stock was not listed on any exchange and, accordingly, the Company hired an independent valuation specialist to assist the Company in arriving at an estimated fair value of the Company’s outstanding securities as of December 31, 2016.

The Company, with the assistance of an independent appraiser, considered the following factors in preparing its fair value analyses of the common stock as of December 31, 2016:

•	Changes in and uncertainties with respect to, regional, national and international economic conditions;

•	The Company’s Enterprise Value using a similar transactions method;

•	The Company’s ability to access the debt and equity capital markets;

•	Other relevant factors such as control premiums or discounts for lack of marketability.

The Company used the discounted cash flow method under the income approach to estimate the fair value of the Company’s equity as of December 31, 2016. Equity value was allocated using the OPM.

The Company used the OPM to determine the relative fair values of its equity securities. As of December 31, 2016 the significant assumptions used in this model was as follows:

2016
Market value	9.0 million
Volatility	81%
Time to liquidity	2.0 years
Risk free rate	0.58%
Discount for lack of marketability	25%

The market value of the Company’s equity as of December 31, 2016 was determined using the discounted cash flow method. Equity value was allocated using a hybrid method. A hybrid method is a probability-weighted expected returns method which uses the OPM in at least once scenario. Two scenarios were considered: an OPM and a second scenario in which the Company’s preferred securities convert to common stock in conjunction with a Reg A offering. For the OPM the assumed time-to-liquidity was 2.00 years as of December 31, 2016, based on management’s estimate. The assumed volatility was derived from historical volatilities of guideline public companies and was determined to be 81% as of December 31, 2016. The DLOM was estimated using a put option model and was estimated to be 25%.

As of December 31, 2016, the fair value of the Company’s outstanding securities was as follows:

2016
Common Stock	$1.04
Series B-1 Preferred Stock	$4.06
Series A-1 Preferred Stock	$1.25

Note 13 — Common Stock

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

On December 4, 2017, the Company completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, the Company’s underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrant, at a combined price to the public of $2.40. After giving effect to the full exercise of the over-allotment, the Company sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000.

On November 13, 2017, the Company repaid all outstanding principal and accrued but unpaid interest under certain notes payable, totaling approximately $1,081,135 in cash by issuing 107,505 shares of the Company’s common stock at a price per share equal to $5.03, 80% of the price per share of common stock on the repayment date, and issuing 86,004 shares of the Company’s common stock at a price per share equal to $6.29, the price per share of common stock on the repayment date.

During the year ended December 31, 2017 and 2016, the Company issued 80,085 and 124,456 shares of common stock through the exercise of stock options for proceeds of $26,954 and $2,873, respectively.

During the year ended December 31, 2017, the Company issued 34,800 shares of common stock through the exercise of warrants for proceeds of $102,660.

In June 2017, the Company issued 4,000 shares to an investor relations firm for services performed. The Company recorded a charge to operations for $30,000 for the fair value of the stock issued.

At December 31, 2016 the Company has authorized 5,600,000 shares of common stock with a par value of $0.0001 per share, of which 2,622,187 are reserved for issuance in connection with the conversion of Series A-1 Preferred Stock and Series B-1 Preferred Stock and 806,313 shares are reserved for issuance upon the exercise of stock options under the 2004 Stock Option and Incentive Plan and the 2014 Stock Option and Grant Plan. At December 31, 2016, 1,124,888 shares of common stock were issued and 1,124,080 were outstanding.

As of December 31, 2016 the Company has outstanding 253,783 shares of restricted common stock previously issued to key executives of the Company. The restricted common stock included provisions for lapsing forfeiture rights that extended up to 48 months. As of December 31, 2016, 2,626 shares of common stock were subject to forfeiture. The stock compensation expense is being amortized over the respective vesting periods. At December 31, 2016, the unamortized stock compensation expense was approximately $2,300 and is expected to be recognized over 0.08 years. The Company recorded a charge of approximately $27,300 for the year ended December 31, 2016.

On December 20, 2016, the Company filed with the State of Delaware the Seventh Amended and Restated Certificate of Incorporation for a one-for sixteen reverse stock split of the Company’s outstanding common and preferred stock. In addition, the Company also amended its authorized shares to be issued to (i) 5,600,000 shares of Common Stock, $0.0001 par value per share, and (ii) 4,100,000 shares of Preferred Stock, $0.0001 par value per share.

Note 14 — Treasury Stock

Treasury stock is reported at cost and consists of 808 shares of common stock as of December 31, 2017 and 2016.

Note 15 — Redeemable Preferred Stock

Upon closing of the IPO, the Company issued 960,083 shares of common stock upon the conversion of 960,083 shares of Series A-1 Preferred Stock, and 1,662,104 shares of common stock upon the conversion of 1,662,104 shares of Series B-1 Preferred Stock. As of December 31, 2017, the Company does not have any convertible preferred stock issued or outstanding.

The following table below summarizes the authorized, issued and outstanding Preferred Stock as of December 31, 2016:

	Shares Authorized	Shares Issued and Outstanding	Par Value per Share	Cumulative Dividends	Dividend Arrearage Per Share	Liquidation Preference Including Dividend Arrearage
Series B-1 Preferred Stock	1,862,500	1,662,104	$0.0001	$1,495,127	$0.90	$9,701,313
Series A-1 Preferred Stock	1,594,958	960,083	$0.0001	$—	$—	$4,740,066

Series B-1 Redeemable Convertible Preferred Stock

As of December 31, 2016, the Company had issued and outstanding 1,662,104 shares of Series B-1 Preferred Stock.

Conversion

Each share of Series B-1 Preferred Stock is convertible, at the holder’s option, into shares of Common Stock as determined by the applicable preferred conversion rate set forth in the Company’s Seventh Amended and Restated Certificate of Incorporation. The initial conversion rate is one share of Common Stock for each share of Series B-1 Preferred Stock subject to anti-dilution and other adjustments as set forth in the Restated Certificate. Mandatory conversion will occur upon (i) the closing of the sale of Common Stock, in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in $15,000,000 of gross proceeds to the Company in which the price of the Common Stock to the public is at least three times the Series B-1 Original Issue Price per share or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least a majority of the then outstanding shares of Series B-1 Preferred Stock, voting together as a single class on an as-converted basis.

On August 23, 2016, the holders of the Company’s preferred stock, voting together as a single class on an as-converted basis, agreed to deem the closing of the Company’s initial public offering as the condition for the mandatory conversion of the Company’s preferred stock upon the terms and conditions set forth in the Company’s then Sixth Amended and Restated Certificate of Incorporation, as may be amended and/or restated from time to time.

Dividends

From and after the date of the issuance of Series B-1 Preferred Stock, dividends shall accrue on shares of Series B-1 Preferred Stock at a rate per annum of $0.3949568 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B-1 Preferred Stock. The Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative, provided that such Accruing Dividends shall be payable only when as, and if declared by the Board. The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock, including Common Stock (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of Series B-1 Preferred Stock shall first or simultaneously receive a dividend on all outstanding shares of Series B-1 Preferred Stock on the terms set forth in the Restated Certificate and the holders of Series A-1 Preferred Stock shall first or simultaneously receive a dividend on all outstanding shares of Series A-1 Preferred Stock on the terms set forth in the Restated Certificate, in a per share amount equal (on an as-if-converted to Common Stock basis) to the amount paid for each share of Common Stock.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of Myomo, the holders of the Series B-1 Preferred Stock have a liquidating preference over the holders of Series A-1 Preferred Stock and Common Stock. The holders of Series B-1 Preferred Stock are entitled to receive an amount equal the Series B-1 Original Issue Price plus Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon (“Series B-1 Liquidation Preference”). If upon any such liquidation, dissolution or winding up of Myomo, the assets available for distribution to the stockholders shall be insufficient to pay the Series B-1 Liquidation Preference, the holders of Series B-1 Preferred Stock shall share ratably in any distribution of assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

The remaining assets available for distribution to the shareholders shall be distributed among the holders of Series A-1 Preferred Stock, Series A-1 Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to Common Stock immediately prior to such dissolution, liquidation or winding up of the Company.

Redemption

The holders of Series B-1 Preferred Stock may elect, but not prior to July 22, 2019, to require the Company to redeem all of the outstanding shares of Series B-1 Preferred Stock. The holders of Series B-1 Preferred Stock will be redeemed at an amount equal to the Series B-1 Original Issue Price plus all declared but unpaid dividends, in three annual installments commencing not more than 60 days after the Company receives a redemption request from a majority of the then outstanding holders of Preferred Stock.

Voting

Each holder of Series B-1Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such holder’s shares are convertible. The holders of Series B-1 Preferred Stock Series A-1 Preferred Stock and Common Stock will vote together as a single class. In addition, at any time when at least a majority of the shares of the originally issued Series B-1 Preferred Stock are outstanding, the Company is not authorized to perform certain activities without the written consent or affirmative vote of the holders of at least a majority of the then outstanding shares of Series B-1 Preferred Stock.

Series A-1 Redeemable Convertible Preferred Stock

As of December 31, 2016, the Company had issued and outstanding 960,083 shares of Series A-1 Preferred Stock.

Conversion

Each share of Series A-1 Preferred Stock is convertible, at the holder’s option, into shares of Common Stock as determined by the applicable preferred conversion rate set forth in the Company’s Sixth Amended and Restated Certificate of Incorporation. The initial conversion rate is one share of Common Stock for each share of Series A-1 Preferred Stock subject to anti-dilution and other adjustments as set forth in the Restated Certificate. Mandatory conversion will occur upon (i) the closing of the sale of Common Stock, in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in $15,000,000 of gross proceeds to the Company in which the price of the Common Stock to the public is at least three times the Series A-1 Original Issue Price per share or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least a majority of the then outstanding shares of Preferred Stock, voting together as a single class on an as-converted basis.

On August 23, 2016, the holders of the Company’s preferred stock, voting together as a single class on an as-converted basis, agreed to deem the closing of the Company’s initial public offering as the condition for the mandatory conversion of the Company’s preferred stock upon the terms and conditions set forth in the Company’s then Sixth Amended and Restated Certificate of Incorporation, as may be amended and/or restated from time to time.

Dividends

The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock, including Common Stock (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of Series B-1 Preferred Stock shall first or simultaneously receive a dividend on all outstanding shares of Series B-1 Preferred Stock on the terms set forth in the restated certificate and the holders of Series A-1 Preferred Stock shall first or simultaneously receive a dividend on all outstanding shares of Series A-1 Preferred Stock on the terms set forth in the Restated Certificate, in a per share amount equal (on an as-if-converted to Common Stock basis) to the amount paid for each share of Common Stock.

Liquidation Preference

The holders of Series A-1 Preferred Stock have a liquidating preference over the holders of Common Stock. The holders of Series A-1 Preferred Stock are entitled to receive an amount equal to the greater of (i) the Series A-1 Original Issue Price plus any dividends declared but unpaid thereon or (ii) the amount per share which would have been payable had each share been converted into Common Stock. If upon any such liquidation, dissolution or winding up of Myomo, its assets available for distribution to its stockholders, after payment of the Series B-1 Liquidation Preference, shall be insufficient to pay the Series A-1 Liquidation Preference, the holders of Series A-1 Preferred Stock will share ratably in any distribution of assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Redemption

The holders of Series A-1 Preferred Stock may elect, but not prior to July 22, 2019, to require the Company to redeem all of the outstanding shares of Preferred Stock. The holders of Series A-1 Preferred Stock shall be redeemed at an amount equal to the Series A-1 Original Issue Price, plus all declared but unpaid dividends, in three annual installments commencing not more than 60 days after the Company receives a redemption request from a majority of the then outstanding holders of Series A-1 Preferred Stock.

Voting

Each holder of Series A-1 Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such holder’s shares are convertible. The holders of Series A-1 Preferred Stock, Series B-1 Preferred Stock and Common Stock will vote together as a single class. In addition, at any time when at least a majority of the shares of the originally issued Series A-1 Preferred Stock are outstanding, the Company is not authorized to perform certain activities without the written consent or affirmative vote of the holders of at least a majority of the then outstanding shares of Preferred Stock.

Note 16 — Stock Award Plans and Stock-based Compensation

Equity Incentive Plan

On October 25, 2016, the Company’s shareholders approved the 2016 Equity Incentive Plan (2016 Plan) which became effective on June 9, 2017, the date that the Company completed its IPO. Upon effectiveness of the 2016 Plan, no additional awards have been granted under the Company’s prior equity incentive plans. The Company has reserved 562,500 shares of its Common Stock for issuance under the 2016 Plan. Participation in the 2016 Plan will continue until all of the benefits to which the participants are entitled have been paid in full.

At December 31, 2017, there were 377,000 shares available for future grant under the 2016 Plan.

In September 2014, the Company established the 2014 Stock Option and Grant Plan and suspended the granting of any new stock awards under the 2004 Stock Option and Incentive Plan, which was established in

November 2004. Under the terms of the Stock Plans, incentive stock options (ISOs) may be granted to officers and employees and non-qualified stock options and awards may be granted to directors, consultants, officers and employees of the Company. The exercise price of ISOs cannot be less than the fair market value of the Company’s Common Stock on the date of grant. The options vest over a period determined by the Company’s Board of Directors, ranging from immediate to four years, and expire not more than ten years from the date of grant.

On August 23, 2016, the Company’s shareholders approved an amendment to its 2014 Stock Option and Grant Plan to increase the number of shares of common stock reserved under the plan to an aggregate of 899,549.

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2017 and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2016	272,494	$0.1088	6.95	$207,146
Granted	101,661	$0.9987
Forfeited or cancelled	(3,352)	$0.5125
Exercised	(124,459)	$0.0259

Balance at December 31, 2016	246,344	$0.5133	7.10	$132,121
Granted	210,600	$2.6568
Forfeited or cancelled	(7,855)	$0.9717
Exercised	(80,085)	$0.3366

Balance at December 31, 2017	369,004	$1.7652	8.65	$732,399

Options exercisable at December 31, 2016	140,724	$0.3464	5.68	$99,879

Options exercisable at December 31, 2017	141,847	$0.6906	7.39	$433,960

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2017 and 2016. The weighted-average grant date fair value per share was $1.62 and $0.72 for the years ended December 31, 2017 and 2016, respectively. The assumptions underlying the calculation of grant date fair value are as follows:

	2017	2016
Volatility	62.71%-80.00%	81.00%
Risk-free interest rate	0.58%-2.29%	0.58%
Weighted-average expected option term (in years)	5.75-6.25	5.75-6.25
Dividend yield	0%	0%

The stock price volatility for the Company’s options was determined using historical volatilities for industry peers. The risk free interest rate was derived from U.S. Treasury rates existing on the date of grant for the applicable expected option term. The expected term represents the period of time that options are expected to be outstanding. Because the Company has only very limited historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period. The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

Restricted Stock Awards

On August 15, 2017, the Company granted 46,500 restricted stock awards to certain executives and other managers at an aggregate fair market value on the date of grant of $313,900. The restricted stock awards vest over a period determined by the Company’s Board of Directors, ranging from five months to four years. The Company recorded $123,000 in compensation expense during the year ended December 31, 2017 in connection with the grant of these restricted stock awards.

Restricted stock activity is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2017	—	$—	—
Awarded	46,500	6.75
Vested	(312)	6.75
Canceled	(2,000)	6.75

Outstanding as of December 31, 2017	44,188	$6.75	6.75

Share-Based Compensation Expense

The Company attributes the value of stock based compensation, net of estimated forfeitures, to operations on the straight-line method such that the expense associated with awards is evenly recognized over the vesting period.

The Company recognized stock-based compensation expense related primarily to the issuance of stock option awards to employees and non-employees and restricted stock awards in the statements of operations as follow:

	2017	2016
Research and development	$12,382	$—
Selling, general and administrative	267,126	94,094

Total	$279,508	$94,094

As of December 31, 2017, there was approximately $348,000 of total unrecognized compensation cost related to unvested stock options and is expected to recognized over a weighted-average period of 2.23 years.

As of December 31, 2017, there was approximately $177,400 of total unrecognized compensation cost related to unvested restricted stock awards and is expected to recognized over a weighted-average period of 3.63 years.

Note 17 — Warrants

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

On June 9, 2017, the Company issued warrants for the purchase of 33,275 shares of common stock to its IPO selling agent. The warrants are fully vested, exercisable at any time after December 9, 2017 by the holder at an exercise price of $8.25 per share and have a life of five years. The warrants include a fundamental transaction clause which provides for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivatives and Hedging the warrants were deemed to be a derivative liability and are marked to market at each reporting period. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the warrants which was $156,725 and at December 31, 2017 the derivative liability was marked to its then fair market value of $39,930.

On December 4, 2017, the Company issued 4,175,000 warrants to purchase shares of its common stock to investors in connection with its FPO, as more fully described in Note 1. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, the Company’s underwriters on its FPO exercised in full their option to purchase 626,250 shares of common stock and accompanying warrant. After giving effect to the full exercise of the over-allotment, the Company issued an aggregate 4,801,250 warrants to purchase an aggregate of 4,801,250 shares of common stock at an exercise price of $2.95 per share of common stock, which expire on December 4, 2022.

The early adoption of ASU 2017-11 by the Company, during the fourth quarter of 2017, resulted in the warrants issued in conjunction with the December 2017 FPO, which contain a “down-round” feature, being accounted for as an equity instrument rather than a derivative liability. Down round features are features of certain equity-linked instruments (or embedded features) that may result in the strike price being reduced on the basis of the pricing of future equity offerings. Upon adoption of ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The warrants can only be settled in the Company’s own shares, and as such, under ASC 815 Derivatives and Hedging, they were deemed to be equity instruments and, therefore are included in stockholders’ equity and no fair value adjustments are required from period-to-period.

On December 4, 2017, the Company issued warrants for the purchase of 83,500 shares of common stock to the underwriter of its FPO. The warrants are fully vested, exercisable at any time after June 2, 2018 by the holder at an exercise price of $2.40 per share and have a life of three years. . The warrants can only be settled in the Company’s own shares, and as such, under ASC 815 Derivatives and Hedging, they were deemed to be equity instruments and, therefore are included in stockholders’ equity and no fair value adjustments are required from period-to-period.

In connection with the issuance of its 2016 and 2015 convertible promissory notes, as more fully described in Notes 8 and 9, the Company issued warrants that expire three years from the date of its IPO for the purchase of 799,349 shares of common stock and warrants that expire five years from the date of its IPO for the purchase of 29,425 shares of its common stock. .The warrants can only be settled in the Company’s own shares, and as such, under ASC 815 Derivatives and Hedging the warrants were deemed to be equity instruments and, therefore are included in stockholders’ equity and no fair value adjustments are required from period-to-period.

In addition, in connection with the issuance of its promissory notes to MLSC and a shareholder, as more fully described in Notes 7 and 8, the Company issued warrants that expire in 2021 for the purchase of an aggregate of 8,228 shares of stock at an exercise price of $6.47 per share.

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2017 and 2016:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2016	8,228	8,228	$6.47	$6.47
Issued	—	—	—	—
Exercised	—	—	—	—

Balance, Dec 31, 2016	8,228	8,228	6.47	6.47
Issued	6,304,015	6,220,515	3.84	3.85
Exercised	(34,800)	(34,800)	2.95	2.95

Balance, Dec 31, 2017	6,277,443	6,193,943	$3.85	$3.86

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2017 was 4.37 years.

Note 18 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minority shareholder and employee of the Company. Sales to this related party are sold at standard list prices. During the years ended December 31, 2017 and 2016 revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $53,500 and $49,100, respectively. Included in accounts receivable at December 31, 2017 and 2016 is approximately $77,600 and $24,500, respectively, and due to the related party.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $356,400 and $156,900 during the years ended December 31, 2017 and 2016, respectively. Included in accounts payable and accrued expenses at December 31, 2017 and 2016 is approximately $65,800 and $6,600, respectively, due to the related party.

Certain directors purchased $1,080,000 of the Company’s subordinated convertible promissory notes in 2016.

Certain directors and officers of the Company purchased 142,653 Series B-1 preferred shares at $4.94 per share, which is the same price paid by other Series B-1 preferred stockholders.

An officer and director purchased 14,000 shares at $7.50 per share in the Company’s June 9, 2017 IPO. Certain directors and officers of the Company purchased 125,238 shares and 125,238 warrants to purchase shares of common stock, in the Company’s private placement under Regulation D Rule 506(b) that also closed on June 9, 2017, at the price of $5.25 per unit. The warrants are exercisable at an exercise price of $7.50 per share of common stock.

Certain directors and officers of the Company purchased 285,000 shares and 285,000 warrants to purchase shares of its common stock in the Company’s FBO, that closed on December, 4, 2017, at the price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock.

Note 19 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Operating Leases

The Company has a month-to-month lease agreement for office space. Rent expense for the years ended December 31, 2017 and 2016 was approximately $221,200 and $108,400, respectively.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales. As part of the agreement, the Company must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The license agreement can be terminated if certain sales targets are not achieved. The royalty charge for each of the years ended December 31, 2017 and 2016 was $25,000 and is included as a component of cost of sales.

The future minimum amounts due under this agreement for the next five years and thereafter are as follows:

2018	$25,000
2019	25,000
2020	25,000
2021	25,000
2022 through expiration of the patents	50,000

Under the licensing agreement, the Company has issued 6,172 shares of Common Stock to the licensor, including 492 shares on December 29, 2017, pursuant to a licensing agreement share adjustment provision in the event that the Company has a dilutive financing, as defined. The licensing agreement also includes an anti-dilution provision such that the licensor’s ownership of the outstanding Common Stock shall not fall below 1% on a fully diluted basis. Such issuances of Common Stock continue until the date upon which the Company received a total of $3,000,000 for its capital stock. After t-he date the funding threshold was met in 2007, the licensor has the right to purchase additional shares of common stock to maintain its pro rata ownership.

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain revenue and commercialization milestones of the Company required under the License Agreement. Under the waiver agreement, MIT waived the compliance with any and all of such milestone obligations prior to the date of the waiver agreement. For the year ended December 31, 2017 the Company met its minimum sales covenant of $750,000.

Clinical Research Studies

The Company has in-process contracts with various universities and a research hospital to conduct clinical research studies in 2018 to enhance the Company’s products, increase the body of evidence to support prescribing and reimbursing the Company’s devices, and to grow its range of product offerings. At December 31, 2017, $275,800 is remaining under these contracts and is expected to be incurred in 2018.

Warranty Liability

The Company accrues an estimate of their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The majority of the Company’s current products carry a three-year warranty, but prior to 2017 most products carried a one-year warranty. The Company assesses the adequacy of their recorded warranty liability annually and adjusts the amount as necessary.

Changes in warranty liability were as follows:

	2017	2016
Accrual provided for warranties issued during the period
Accrued warranty liability, beginning of year	$63,147	$2,994
Accrual provided for warranties issued during the period	14,867	67,382
Adjustments to prior accruals	570	(3,773)
Actual warranty expenditures	(27,859)	(3,456)

Accrued warranty liability, end of year	$50,725	$63,147

Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents and restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash, with balances in excess of federally insured limits, with major financial institutions that management believes are financially sound and have minimum credit risk. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks related to cash.

Major Customers

For the year ended December 31, 2017 three customers accounted for approximately 54% (23%-$334,200; 17%-$241,700 and 14%-197,800) of revenues, excluding grant income.

For the year ended December 31, 2016 four customers accounted for approximately 64% (23%-$253,300; 14%-$155,800; 14%-$155,000 and 12%-$127,200) of revenues, excluding grant income.

As of December 31, 2017 three customers accounted for approximately 55% (26%-$77,640 [related party], 18%-$52,200 and 11%-$32,700) of accounts receivable.

As of December 31, 2016 four customers accounted for approximately 80% (23%-$26,100, 23%-$25,700; 21%-$24,500 [related party] and 13%-$15,200) of accounts receivable.

Economic Dependence

During the years ended December 31, 2017and 2016 the Company contracted the manufacture of its product from one vendor. If the current vendor no longer produces the product, the Company would have to find a new manufacturer.

Note 20 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2017 and 2016 consist of the following:

	12/31/17	12/31/16
U.S. federal
Current	$—	$—
Deferred	(534,000)	(1,184,000)
State and local
Current	—	—
Deferred	(538,000)	(177,000)

	(1,072,000)	(1,361,000)
Deferred tax expense related to tax law change	2,909,000	—

Change in valuation allowance	(1,837,000)	1,361,000

Income tax provision	$—	$—

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2017 and 2016 is as follows:

	12/31/17	12/31/16
U.S. federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	4.67%	5.45%
Federal rate change, deferred items	-23.03%	0.00%
State rate change and other	0.89%	-0.54%
Non-deductible interest	-17.67%	—
Federal NOLs to expire unutilized due to sec 382 limitation	-14.02%	-0.00%
Other permanent items	-0.03%	-0.29%
Change in valuation allowance	15.19%	—38.62%

Effective rate	0.00%	0.00%

As of December 31, 2017, and 2016, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	12/31/17	12/31/16
Net operating loss carryover	$5,925,000	$7,876,000
Tax credits	190,000	189,000
Stock-based compensation	53,000	19,000
Other	219,000	140,000

Total deferred tax asset	6,387,000	8,224,000
Less: valuation allowance	(6,387,000)	(8,224,000)

Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2017 or 2016.

As of December 31, 2017 and 2016, the Company had approximately $26.4 million and $20.4 million of Federal net operating loss (“NOL”), and $22.0 million and $16.9 million of state NOLs, respectively, available to offset future taxable income. The Federal NOLs, if not utilized, begin expiring in the year 2028. The state NOLs, if not utilized, begin to expire in 2019 through 2027.

During 2017, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. The annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

Ownership changes were also determined to have occurred during the third quarter of 2014 and second quarter of 2015.

As a result of these ownership changes, the Company is limited to an approximate $1,559,000 annual limitation on its ability to utilize pre-change NOLs during the carryforward period and has determined that approximately $5,000,000 of the Company’s pre-change NOLs will expire unutilized. Accordingly, the deferred tax asset and valuation allowance have been adjusted by approximately $1,700,000 to reflect the Federal NOLs that will expire unutilized.

On December 22, 2017, the Tax Cuts and Jobs Act (TCIA) was signed into law. The enacted law reduces the corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. ASC 740 requires that the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. As a result of the enacted law, the Company is required to revalue deferred tax assets and liabilities at the enacted rate and reflect that change in its financial statements for the period that includes the date of enactment, since the deferred tax items would be expected to reverse at the reduced rate. As a result of the corporate tax rate decrease from the Tax Cuts and Jobs Act (TCIA), the deferred tax assets and valuation allowance have been reduced by approximately $3,383,000 at December 31, 2017.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2017 and 2016. For the years ended December 31, 2017 and December 31, 2016, the change in valuation allowance was a decrease of $1,837,000 and an increase of $1,361,000, respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2017, 2016 and 2015. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2014.

No accrued interest and penalties are included on the related tax liability accrual on the balance sheet. There are no accrued interest and penalties at December 31, 2017 and December 31, 2016.

Note 21 — Subsequent Events

Common Stock Issue

Subsequent to December 31, 2017, the Company issued:

32,540 shares of common stock issued upon vesting of restricted stock awards with an aggregate fair value of $3.85 at the time of vesting.

27,581 shares of common stock issued upon vesting of restricted stock units (RSUs) with an aggregate fair value of $3.65 at the time of vesting.

1,193,556 shares of common stock to warrant holders upon the exercise of 949,111 warrants, which had a weighted average strike price of $2.95.