Form 10-Q
period 2018-03-31
MYOMO INC
filed 2018-05-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

At May 1, 2018, the registrant had 12,408,732 shares of common stock, par value $0.0001 per share, outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to achieve reimbursement from third-party payers for our products;

•	our dependence upon external sources for the financing of our operations, particularly given that our auditors’ report for our 2017 financial statements, which is included in our Annual Report on Form 10-K for the year ended December 31, 2017, contains a statement concerning our ability to continue as a “going concern”;

•	our ability to effectively execute our business plan;

•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;

•	our expectations as to our clinical research program and clinical results;

•	our ability to improve our products and develop new products;

•	our ability to manage the growth of our operations over time;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to maintain relationships with existing customers and develop relationships with new customers; and

•	our ability to compete and succeed in a highly competitive and evolving industry.

Although the forward-looking statements in this Quarterly Report on Form 10-Q, are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to re-issue this Quarterly Report on Form 10-Q, or otherwise make public statements updating our forward-looking statements.

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,116,430	$12,959,373
Accounts receivable	151,445	297,039
Inventories, net	237,879	201,155
Prepaid expenses and other	373,093	388,275

Total Current Assets	14,878,847	13,845,842
Restricted cash	52,000	52,000
Equipment, net	155,319	77,150

Total Assets	$15,086,166	$13,974,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$949,846	$1,277,236
Derivative liabilities	24,623	39,930
Deferred revenue	142,129	168,006

Total Current Liabilities	1,116,598	1,485,172
Deferred revenue, net of current portion	45,496	44,042

Total Liabilities	1,162,094	1,529,214

Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share 100,000,000 shares authorized; 12,406,915 and 11,139,667 shares issued as March 31, 2018 and December 31, 2017, respectively, and 12,406,107 and 11,138,859 shares outstanding as of March 31, 2018 and December 31, 2017, respectively.	1,240	1,114
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized at March 31, 2018 and December 31, 2017, respectively. No shares issued or outstanding.	—	—
Additional paid-in capital	51,247,485	47,423,915
Accumulated deficit	(37,318,189)	(34,972,787)
Treasury stock, at cost; 808 shares of common stock at March 31, 2018 and December 31, 2017.	(6,464)	(6,464)

Total Stockholders’ Equity	13,924,072	12,445,778

Total Liabilities and Stockholders’ Equity	$15,086,166	$13,974,992

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

For the three months ended March 31,	2018	2017
Revenue	$313,179	$216,231
Cost of revenue	108,080	78,569

Gross margin	205,099	137,662

Operating expenses:
Research and development	372,359	356,885
Selling, general and administrative	2,235,637	1,144,466

	2,607,996	1,501,351

Loss from operations	(2,402,897)	(1,363,689)
Other expense (income)
Change in fair value of derivative liabilities	(15,307)	24,846
Interest income and other expense, net	(42,188)	167,865

	(57,495)	192,711

Net loss	(2,345,402)	(1,556,400)
Deemed dividend – accreted preferred stock	—	(27,184)
Cumulative dividend to Series B-1 preferred stockholders	—	(161,875)

Net loss available to common stockholders	$(2,345,402)	$(1,745,459)

Weighted average number of common shares outstanding:
Basic and diluted	11,899,456	1,125,127

Net loss per share available to common stockholders:
Basic and diluted	$(0.20)	$(1.55)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2018	11,139,667	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 17,570 shares withheld for employee taxes	31,152	3	(63,152)	—	—	—	(63,149)
Common stock issued for the exercise of warrants	1,203,556	120	3,550,370	—	—	—	3,550,490
Restricted stock vested	32,540	3	(3)	—	—	—	—
Stock-based compensation	—	—	336,355	—	—	—	336,355
Net loss	—	—	—	(2,345,402)	—	—	(2,345,402)

Balance, March 31, 2018	12,406,915	$1,240	$51,247,485	$(37,318,189)	808	$(6,464)	$13,924,072

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,345,402)	$(1,556,400)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	14,599	2,169
Stock-based compensation	336,355	20,139
Amortization of debt discount	—	2,213
Inventory reserve	(645)	28,519
Change in fair value of derivative liabilities	(15,307)	24,846
Changes in operating assets and liabilities:
Accounts receivable	145,594	66,168
Inventories	(63,923)	(43,319)
Prepaid expenses and other	15,182	(20,634)
Other assets	—	(97,625)
Accounts payable and other accrued expenses	(327,390)	367,101
Accrued interest	—	79,123
Deferred revenue	(24,423)	(34,058)

Net cash used in operating activities	(2,265,360)	(1,161,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(64,924)	(4,252)

Net cash used in investing activities	(64,924)	(4,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes, net	—	1,770,000
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(63,149)	—
Proceeds from exercise of stock options	—	2,736
Proceeds from exercise of warrants	3,550,490	—

Net cash provided by financing activities	3,487,341	1,772,736

Net increase in cash, cash equivalents and restricted cash	1,157,057	606,726
Cash, cash equivalents and restricted cash, beginning of period	13,011,373	849,174

Cash, cash equivalents and restricted cash, end of period	$14,168,430	$1,455,900

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$59,536
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Inventory capitalized as sales demo equipment	$27,844	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$—	$430,000
Accretion of convertible preferred stock to redemption value	$—	$27,184

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells the product to orthotics and prosthetics practices and clinics, the Veterans Health Administration, other hospitals in the United States, and, through a distribution agreement with OttoBock SE &Co. KGaA, formerly known as Otto Bock Healthcare L.P. (“Ottobock”). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $2.3 million during the three months ended March 31, 2018 and $12.1 million during the year ended December 31, 2017 and has an accumulated deficit of approximately $37.3 million at March 31, 2018. Cash used in operating activities was approximately $2.3 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Management plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet its obligations and execute its business plan by pursuing its product development initiatives and penetrating markets for the sale of its products. Management believes that the Company has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. There can be no assurance the Company will be successful in implementing its plans to alleviate substantial doubt.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2017 and 2016, and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain prior period amounts included in the statement of cash flows for the three months ending March 31, 2017 have been reclassified to conform to the current year’s presentation in accordance with ASU 2016-18. See “Recent Accounting Pronouncements”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s significant estimates include the allowance for doubtful accounts, deferred tax valuation allowances, warranty obligations and reserves for slow-moving and consigned inventory.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2018 and December 31, 2017.

Restricted cash consists of cash deposited with a financial institution as collateral for Company credit cards for sales personnel.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$14,116,430	$12,959,373
Restricted cash	52,000	52,000

Total cash, cash equivalents, and restricted cash in the condensed balance sheet	$14,168,430	$13,011,373

Equipment

Equipment is stated at historical cost, net of accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Demonstration units are sometimes provided to the Company’s indirect sales channel by the Company for marketing and patient evaluation purposes. These units are manufactured by the Company and are recorded at cost in the statements of operations as part of selling, marketing and general administrative expense. During the three months ended March 31, 2018 and 2017, respectively, the Company charged to operations approximately $58,900 and $3,000, respectively, for these units. Demonstration units provided by the Company to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units represent units provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand the use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are recorded at cost in the statements of operations as part of research and development expense. During the three months ended March 31, 2018 and 2017, the Company charged to operations approximately $4,400 and $14,700, respectively, of these units.

Accounts Payable and Other Accrued Expenses:

	March 31, 2018	December 31, 2017
Trade payables	$242,711	$264,890
Accrued compensation and benefits	492,501	642,425
Accrued directors fees	—	100,000
Other	214,634	269,921

	$949,846	$1,277,236

Revenue Recognition

The Company derives revenue primarily from the sale of its products to orthotics and prosthetics (“O&P”) practices, the Veterans Health Administration, other hospitals in the United States and through a distribution agreement with Ottobock. The Company recognizes revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable. In certain cases, the Company ships the MyoPro device to O&P practices pending reimbursement from third party payors. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro. The Company recognizes revenue when payment has been received, as all of the revenue recognition criteria has been met. During 2017, effective with its introduction of its extended product line, the Company provides a standard three-year warranty. This revenue is recognized ratably over the warranty period. The Company allocates revenue to the warranty element of a sale based upon its fair value as determined by referencing the historical selling price of it in similar transactions.

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

The Company receives federally-funded grants that require the Company to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. The Company’s grant revenue is recognized when persuasive evidence of the arrangement exists, the service has been provided and adherence to specific parameters of the awarded grant have been met, the amount is fixed and determinable and collection is reasonable assured. The Company recognized approximately $4,500 and $18,400, respectively, of grant income in the first three months of 2018 and 2017, respectively. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Cost of revenue includes reimbursable costs of approximately $2,500 in the first three months of 2017. Amounts received in advance are deferred.

Stock-Based Compensation

The Company accounts for stock awards to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Prior to January 1, 2018, the Company calculated the fair value after estimated forfeitures. As of January 1, 2018, the Company elected to early adopt ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including forfeitures. Under this ASU, the Company elected to recognize forfeitures as they occur, rather than calculating an estimated forfeiture rate using a modified retrospective transition approach, This ASU requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 was immaterial, so no adjustment was made.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Stock-based compensation expense of approximately $336,400 and $20,100 was recorded in operating expenses in the first three months of 2018 and 2017, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2018 and 2017, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	March 31,
	2018	2017
Stock options	573,504	311,366
Restricted stock units	40,001	—
Restricted stock	26,876	—
Stock warrants	5,073,887	10,782
Series B-1 convertible preferred stock	—	1,662,104
Series A-1 convertible preferred stock	—	960,083

Total	5,714,268	2,944,335

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company adopted this standard effective January 1, 2018, using a modified retrospective transition approach, which requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. The Company elected to no longer calculate an estimate of expected forfeitures and begin recognizing forfeitures as they occur. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 was immaterial.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practical. The Company has adopted this standard and the adoption of this standard did not have a material impact on its financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. The adoption of this standard did not have a material impact to the financial statements or disclosures for the three months ended March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard and did not have a material impact to the financial statements or disclosures for the three months ended March 31, 2018.

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

Note 4 — Inventories

Inventories consist of the following at:

	March 31,	December 31,
	2018	2017
Finished goods	$134,899	$122,000
Consigned inventory	100,959	97,980
Parts and components	45,021	23,530

	280,879	243,510
Less: excess and obsolete inventory reserves	(24,000)	(23,739)
Less: consigned inventory reserves	(19,000)	(18,616)

Inventories, net	$237,879	$201,155

Consigned inventory represents products that have been delivered for which the Company does not have the right to bill. At March 31, 2018 and December 31, 2017, the Company has recorded reserves for consigned inventory for units that will not sold based on historical experience.

Note 5 — Fair Value of Financial Instruments

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

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents are a money market fund that limits its investments to only short-term U.S. Treasury securities and repurchase agreements related to these securities. The carrying amounts of the Company’s notes payables approximates fair value, as the notes include contractual interest rates, taken together with other features such as concurrent issuance of warrants, which are comparable to rates of returns for instruments of similar credit risk.

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at March 31, 2018 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2018 Total
Cash equivalents	$13,586,341	—	—	$13,586,341
Common stock warrant liabilities	—	—	$24,623	$24,623

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2018:

Common stock warrant liability
Balance – January 1, 2018	$39,930
Change in fair value of derivative liabilities	(15,307)

Balance – March 31, 2018	$24,623

Assumptions utilized in the valuation of Level 3 liabilities, for the three months ended March 31, 2018, were as follows:

Risk-free interest rate	2.56%
Expected life	4.19 years
Expected volatility of underlying stock	62.08%
Expected dividend yield	—

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

Note 6 — Common Stock

During the three months ended March 31, 2018, 32,540 restricted stock grants vested and 31,152 (net of 17,570 shares withheld for employee taxes) of restricted stock units vested.

Note 7 — Treasury Stock

Treasury stock is reported at cost and consists of 808 shares of common stock as of March 31, 2018 and December 31, 2017, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three months ended March 31, 2018 and 2017. The weighted-average grant date fair value per share was $2.14 and $1.05 for the three months ended March 31, 2018 and 2017, respectively. The assumptions underlying the calculation of grant date fair value are as follows:

	Three months ended March 31,
	2018	2017
Volatility	62.08%	81.00%
Risk-free interest rate	2.64%	1.89%-1.99%
Weighted-average expected option term (in years)	5.75-6.25	5.25-6.25
Dividend yield	0%	0%

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

On January 3, 2018, the Company issued 15,228 fully vested shares of restricted stock to members of the Company’s board of directors. The Company recorded a compensation expense for these shares in the amount of $60,000 in the three months ended March 31, 2018.

During the first three months of 2018, the Company granted 88,723 restricted stock units to key employees. They were issued with lapsing forfeiture rights extending up to 24 months. At March 31, 2018, 39,999 restricted stock units were subject to forfeiture. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods. The Company recorded a charge in the amount of $178,800 for the three months ended March 31, 2018.

Awards of restricted stock units are generally net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company attributes the value of stock-based compensation to operations on the straight-line method such that the expense associated with awards is evenly recognized over the vesting period.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees, restricted stock awards to employees and directors, and restricted stock units to employees, in the statements of operations as follow:

	March 31,
	2018	2017
Research and development	$31,658	$791
Selling, general and administrative	304,697	19,348

Total	$336,355	$20,139

As of March 31, 2018, there was approximately $681,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.03 years.

As of March 31, 2018, there was approximately $149,000 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 3.38 years.

As of March 31, 2018, there was approximately $150,700 unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.96 years.

Note 9 — Warrants

During the three months ended March 31, 2018, 1,203,556 of the warrants issued in the Company’s follow-on public offering on December 4, 2017, were exercised for aggregate proceeds to the Company of $3,550,000.

Note 10 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minority shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the three months ended March 31, 2018 and 2017, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $75,300 and $24,400, respectively. Included in accounts receivable at March 31, 2018 is approximately $51,700 due from the related party.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $126,700 and $67,400 during the three months ended March 31, 2018 and 2017, respectively. Included in accounts payable and accrued expenses at March 31, 2018 and 2017 is approximately $34,500 and $28,600, respectively, due to the related party.

Note 11 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Clinical Research Studies

The Company has in-process contracts with various universities and a research hospital to conduct clinical research studies in 2018 to enhance the Company’s products, increase the body of evidence to support prescribing and reimbursing the Company’s devices, and to grow its range of product offerings. At March 31, 2018, $182,600 is remaining under these contracts and is expected to be incurred through the completion of the contracts based upon fixed and milestone payments.

Warranty Liability

During the three months ended March 31, 2018 and 2017, warranty expense amounted to $11,800 and $6,300, respectively.

Major Customers

For the three months ended March 31, 2018 two customers accounted for approximately 41% (24%-$75,300 [related party]; and 17%-$50,800) of revenues, excluding grant income.

For the three months ended March 31, 2017 four customers accounted for approximately 68% (23%-$45,000; 20%-$38,700; 13%-$25,700 and 12%-$24,400 [related party]) of revenues, excluding grant income.

At March 31, 2018, four customers accounted for approximately 91% (35%-$51,700 [related party]; 22%-$33,200; 17%-$26,100 and 17%-$26,000) of accounts receivable.

At March 31, 2017, three customers accounted for approximately 99% (38%-$18,500, 37%-$17,700 and 24%-$11,700) of accounts receivable.

Note 12 — Subsequent Events

Subsequent to March 31, 2018, the Company issued 625 shares of common stock issued upon vesting of restricted stock awards with an aggregate fair value of $2,000 at the time of vesting.

Subsequent to March 31, 2018, the Company issued 2,000 shares of common stock upon the exercise of warrants with an exercise price of $2.95 per share.

On April 20, 2018, the Board of Directors of the Company adopted, subject to stockholder approval, the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The number of shares of common stock available for awards under the 2018 Plan will be equal to 706,119 shares, which carries over the remaining 86,119 shares available for grant under the 2016 Plan on April 1, 2018 and increases the share reserve by 620,000 shares, plus on January 1, 2019 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

Myomo is a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, or ADLs, in the home and community. It is custom constructed by a qualified O&P practitioner during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through orthotics and prosthetics, or O&P providers, the Veterans Health Administration, or VA, and our distributor in certain accounts and geographic markets, OttoBock SE & Co. KGaA, or Ottobock.

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

In 2012, we introduced the MyoPro, a custom fabricated orthosis that is individually fabricated for the patient over a positive model of the patient; this fitting process requires specialized education, training, and experience to custom-fabricate and provide to the patient. The primary business focus shifted during this time period from devices which were designed for rehabilitation therapy and sold to hospitals to providing an assistive device through O&P practices to patients who are otherwise impaired for use at home, work, and in the community that facilitates ADLs.

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

In December 2016, we entered into an agreement with OttoBock, the largest global provider of O&P devices, to begin distributing the MyoPro product line in the U.S., Canada, Germany, Switzerland and Austria in 2017 upon regulatory approval. In accordance with the terms of this agreement, Ottobock agreed to certain minimum purchase requirements during the year ending December 31, 2017. Ottobock’s minimum purchase requirements in Germany, Switzerland, and Austria applied only if we obtained the CE Mark for the MyoPro prior to June 30, 2017. We obtained the CE Mark for the MyoPro after such date and Ottobock is not bound by the minimum purchase requirements in those markets. Ottobock recently agreed that there would not be guaranteed minimum purchase requirements in 2018.

We currently sell almost exclusively in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the European Union, or EU. On October 24, 2017, we obtained a Medical Device License in Canada, which will enable us to sell the MyoPro in Canada.

Recent Developments

Initial Public Offering

On June 9, 2017, we completed our initial public offering, or IPO, in which we sold 665,498 shares of common stock at an offering price of $7.50 per share. All then-outstanding shares of redeemable and convertible preferred stock converted to 2,622,187 shares of common stock at the closing of the IPO. Our shares are traded on the NYSE American under the symbol “MYO.” We received proceeds from the IPO of $4,659,000, net of selling agent commissions, but before other offering expenses of approximately $729,000. Selling agent commissions and other offering expenses have been recorded as a reduction of the proceeds received.

Private Placement

In a private offering concurrent with the closing of the IPO on June 9, 2017, we sold 557,216 units, or Units, to accredited investors for cash proceeds of $2,925,385. Each Unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. Each Unit was sold at a price of $5.25.

Follow-on Public Offering

On December 4, 2017, we completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000.

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

Promissory Notes

We issued promissory notes, as amended, to a former holder of 5% or more of our common stock, or the Shareholder Notes. The maturity date of these notes was June 8, 2019. On November 13, 2017, we entered into an agreement with the noteholder to further modify the terms of such promissory notes. Pursuant to the note amendments, we exercised our election to repay (i) up to 50% of the outstanding principal and any accrued but unpaid interest then due and payable under the Shareholder Notes by issuing shares of the Company’s equity equal to 80% of the price per share of common stock on the repayment date, and (ii) the remainder of the outstanding principal and any accrued but unpaid interest then due and payable under the Shareholder Notes by issuing shares of the Company’s equity equal to the price per share of common stock on the repayment date. On November 13, 2017, we issued 193,509 shares of common stock in satisfaction of the Shareholder Notes, repaying approximately $1,081,000 in principal and accrued but unpaid interest on these notes. The repayment satisfied all outstanding obligations under the Shareholder Notes. In conjunction with this repayment, we recorded a loss on early extinguishment of debt of $135,200 in the fourth quarter of 2017.

On June 6, 2017, we, entered into an agreement with the Massachusetts Life Sciences Center, or MLSC, to extend and amend our promissory note to MLSC. The promissory note’s maturity date of June 7, 2017 was extended to May 7, 2019, with repayment in twenty-four equal monthly installments beginning June 7, 2017. The unpaid principal and accrued interest was due and payable upon the earlier of (i) May 7, 2019, (ii) the closing of an initial public offering, prior to August 1, 2017, with gross proceeds of not less than $10 million, for which the IPO did not qualify, (iii) the sale of additional equity securities of $5 million or more at any time other than in connection with our initial public offering prior to August 1, 2017, (iv) the closing of an acquisition of our company, and (v) the occurrence of a default, as defined in the promissory note. The amended promissory note bore a reduced interest rate of 7% per annum. MLSC had the right, at its sole discretion, to extend the maturity date. We had the right to redeem the note, in whole or in part, without penalty or premium with thirty days’ notice to MLSC. On December 13, 2017, we repaid MLSC all outstanding principal and accrued but unpaid interest, totaling $874,600. The repayment satisfied all outstanding obligations under this note.

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

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

The following table sets forth our Revenue, Cost of Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	Three Months Ended March 31,		Period-to-Period Change
	2018	2017	$	%
Revenue	$313,179	$216,231	$96,948	45%
Cost of revenue	108,080	78,569	29,511	38%
Gross margin	$205,099	$137,662	$67,437	49%
Gross margin%	65%	64%		1%

Revenues

We derive revenue primarily from the sale of our products through our distributors which include O&P practices and Ottobock as well as direct sales to the VA. As a result of the elimination of a guaranteed minimum purchase requirement in 2018 for Ottobock, revenues from Ottobock, which was a major customer in 2017, are expected to significantly decline in 2018 as compared to 2017 revenues from Ottobock. However, we expect that our total product revenues will grow as a result of our increased selling and marketing efforts through O&P channel partners.

We receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We expect that our grant revenues, in the future, will become a less significant component of our revenues.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Total revenue increased by $97,000, or 45%, during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, product revenue increased $111,000, or 56%, versus the comparable period of 2017. Results for the three months ended March 31, 2017 included $37,000 of payments made for the remainder of the minimum purchase commitments under our 2016 Össur distribution agreement. We recognized $5,000 of grant revenue during the three months ended March 31, 2018 as compared to $18,000 for the three ended March 31, 2017. We expect that grant revenue will continue to decline in future periods as we complete our research activities associated with the grants.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our federally funded grants in cost of revenue.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Gross margin remained relatively consistent at 65% and 64% for the three months ended March 31, 2018 and 2017, respectively. The three months ended March 31, 2018 included a $28,000 decrease in inventory reserves as compared to the same period in 2017. During the first quarter of 2017, we began to transition to the next version of our MyoPro product, which resulted in an excess and obsolete inventory reserve of $29,000 being recorded in the period. For the three months ended March 31, 2018, our product warranty reserve increased $6,000, compared with the three months ended March 31, 2017, due to a three-year standard product warranty being offered with the new version of our MyoPro product, as opposed to the one-year standard warranty that was offered with previous versions of our products.

Our 2016 Össur distribution agreement was scheduled to expire on December 31, 2016, but we verbally extended the agreement for one quarter for specified orders in Össur’s sales pipeline at December 31, 2016 and extended the time for the minimum purchase requirements for this amount. In the first quarter of 2017, Össur had not yet closed all these orders; therefore, we recognized $37,000 of minimum purchase requirement related revenue without any associated cost of revenue.

During the three months ended March 31, 2018, grant revenue decreased by $14,000, as compared to the same period in 2017. The research projects associated with grant revenue, generally do not incur any additional incremental costs.

We expect our product gross margins to vary depending on the mix of our product sales and sales channels.

Operating expenses

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

The following table sets forth our operating expenses for each of the periods presented.

	Three Months Ended March 31,		Period-to Period Change
	2018	2017	$	%
Research and development	$372,359	$356,885	$15,474	4%
Selling, general and administrative	2,235,637	1,144,466	1,091,171	95%

Total operating expenses	$2,607,996	$1,501,351	$1,106,645	74%

Research and development

Research and development expenses consist of costs for our research and development personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, costs required to comply with the regulatory requirements of the Food and Drug Administration, the cost of certain third-party contractors and travel expense. Research and development costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect research and development costs to continue to increase.

Comparison of the Year Ended March 31, 2018 and March 31, 2017

Research and development expenses increased $15,000, 4%, during the three months ended March 31, 2018, as compared to the same period on 2017. The increase was primarily due to increased employee compensation costs of $38,000, which included $31,000 of share-based compensation expense, and recruiting expense of $29,000. These increases were partially offset by a $50,000 decrease in engineering, testing, tooling, set-up and prototype costs relating to the development of the next version of our MyoPro, as development was completed and this updated MyoPro was released in the second quarter of 2017.

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

Comparison of the Year Ended March 31, 2018 and March 31, 2017

Selling, general and administrative expenses increased $1,091,000, or 95%, during the three months ended March 31, 2018, as compared to the same period on 2017. The increase was primarily due to increases in personnel costs of $595,000, which includes $310,000 was for additional sales, marketing and administrative, sales personnel hired; and share-based compensation expense of $285,000. The increase in share-based compensation expense was primarily due to a portion of 2017 executive bonuses and director compensation being paid in equity grants during the first quarter of 2018. Professional and consulting fees increased $162,000 primarily due to increased costs for accounting fees associated tax and accounting support, investor relations and consulting costs supporting our reimbursement efforts. Travel expenses increased $113,000 for travel related to sales, investor conferences and business development, administrative costs relating to insurance, rent and office expenses increased $106,000, and marketing expenses increased by $85,000, primarily for lead generation, public relations and trade shows.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	Three Months Ended March 31,		Period-to-Period change
	2018	2017	$	%
Change in fair value of derivative liabilities	$(15,307)	$24,846	$(40,153)	N/M
Interest (income) expense and other expense, net	(42,188)	167,865	(210,053)	N/M

Total interest (income) expense and other expense (income)	$(57,495)	$192,711	$(250,206)	N/M

The change in the fair value of derivative liabilities of $40,000 is due to the revaluation of our derivative liabilities in the periods presented using the Black-Scholes method.

We did not incur interest expense during the three months ended March 31, 2018 due to the conversion of our convertible promissory into common stock upon the closing of our IPO on June 9, 2017 and the payoff of our outstanding debt in the fourth quarter of 2017. During the three months ended March 31, 2017, we incurred interest expense of $141,000 and $26,000 for contingently issuable shares in connection with a technology license.

During the three months ended March 31, 2018, we earned interest income of $42,000 as a result of the proceeds received from our follow-on offering on December 4, 2017 and $3.6 million of proceeds received from the exercise of warrants during the three months ended March 31, 2018.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

•	Adjusted EBITDA does not include other income (expense);

•	Adjusted EBITDA does not include depreciation expense from fixed assets;

•	Adjusted EBITDA does not include the impact of stock-based compensation;

•	Adjusted EBITDA does not include the debt discount on convertible notes;

•	Adjusted EBITDA does not include the change in value of our derivative liabilities; and

•	Adjusted EBITDA does not include the loss on early extinguishment of debt.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
GAAP net loss	$(2,345,402)	$(1,556,400)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense	(42,188)	140,871
Other expense	—	26,994
Depreciation expense	14,599	2,169
Stock-based compensation	336,355	20,139
Change in fair value of derivative liabilities	(15,307)	24,846

Adjusted EBITDA	$(2,051,943)	$(1,341,381)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$14,116,430	$12,959,373

Working capital	$13,762,249	$12,360,670

We had working capital and stockholders’ equity of $13,762,249 and $13,924,072, respectively, at March 31, 2018. We believe that working capital and our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Our plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet our obligations and execute our business plan by pursuing our product development initiatives and penetrating markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness; and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. There can be no assurance we will be successful in implementing our plans to alleviate substantial doubt.

Cash Flows

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(2,265,360)	$(1,161,758)
Net cash (used in) provided by investing activities	(64,924)	(4,252)
Net cash provided by financing activities	3,487,341	1,772,736

Net increase (decrease) in cash, cash equivalents and restricted cash	$1,157,057	$606,726

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2018 was primarily used to fund a net loss of $2,345,000, adjusted for non-cash expenses in the aggregate amount of $335,000, of which $15,000 of non-cash adjustments related to fair value adjustments of warrants and derivative liabilities, and by $255,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable, prepaid expenses and other current assets and payments of deferred offering costs.

The net cash used in operating activities in the three months ended March 31, 2017 was primarily due to cash used to fund a net loss of $1,556,000, adjusted for non-cash expenses in the aggregate amount of $78,000, and by $317,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable and accrued expenses and the usage of our prior year inventory for sales made during these three months.

Investing Activities. During the three months ended March 31, 2018 and 2017, our cash used in investing activities was for the acquisition of equipment.

Financing Activities. During the three months ended March 31, 2018, cash provided by financing activities of $3,487,000 was primarily due to $3,550,000 of proceeds received for the exercise of warrants. The increase was partially offset by $63,000 for employee statutory withholding taxes paid with the net settlement of vested restricted stock.

During the three months ended March 31, 2017, $1,770,000 of cash provided by financing activities was generated from our Convertible Note Offering and $3,000 from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in three months ended March 31, 2018.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include the allowance for doubtful accounts, the valuation of our deferred tax asset, the fair value of our derivative liabilities and reserves for slow moving and consigned inventory.

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 3 — Summary of Significant Accounting Policies to our unaudited condensed financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A.	Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Associated with Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in the mix of products we sell;

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	the divestiture or discontinuation of a product line or other revenue generating activity;

•	the relocation and integration of manufacturing operations and other strategic restructuring;

•	regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;

•	increased product and price competition, due to the regulatory landscape, market conditions or other factors;

•	market reception of our new or improved product offerings;

•	the loss of any significant customer; and

•	timing and number of reimbursements of our products by insurance payors.

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

We also rely on third-party suppliers, some of which contract directly with Cogmedix, to supply certain components of the MyoPro products. Cogmedix does not have long-term supply agreements with most of their suppliers and, in many cases, makes purchases on a purchase order basis. We do not have any long-term supply agreements directly with Cogmedix’s suppliers. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If we, or Cogmedix, fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

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

Since inception through March 31, 2018, we have shipped over 700 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 400 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operations losses and our financial statements for March 31, 2018 and December 31, 2017 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the three ended March 31, 2018, we incurred a net loss of $2,345,402, and for the year ended December 31, 2017, we incurred a net loss of $12,097,479. At March 31, 2018, we had an accumulated deficit of $37,318,189. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the three months ended March 31, 2018 and the year ended December 31, 2017. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $14.1 million at March 31, 2018. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

We rely heavily on our relationships with O&P practices, the VA and our distribution arrangements, with Ottobock, to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If any of these key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

Sales of MyoPro products generally include a three-year warranty for parts and services, other than for normal wear and tear. As the number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into an arrangement with Ottobock, effective January 1, 2017, for the distribution of our products in the U.S. and certain other countries. Ottobock has the distribution rights to certain customers in the U.S. as well as other territories.

We recently agreed that there would not be guaranteed minimum purchase requirements in 2018 which gives us the flexibility to enter into distribution agreements with other parties. Ottobock will not be required to purchase a minimum number of our products, and as a result, revenues from Ottobock, which was a major customer in 2017, are expected to significantly decline in 2018 as compared to 2017 revenues from Ottobock.

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

We have benefited substantially from the leadership and performance of our senior management and other key employees. We do not carry key person insurance. Our success will depend on our ability to retain our current management and key employees. Competition for these key persons in our industry is intense and we cannot guarantee that we will be able to retain our personnel. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements.

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

Any of these sanctions could impair our ability to produce the MyoPro in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

On November 15, 2016, we entered into a waiver agreement with the Massachusetts Institute of Technology, or MIT, with regard to certain obligations, or the Obligations Waiver, under the License Agreement. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligation, or the Commercial Obligations, which are required under the License Agreement. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of March 31, 2018, we had 5,073,887 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $4.05 per share, and 573,504 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.47 per share. In addition, we have outstanding 26,876 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. Included in the 5,073,387 of warrants outstanding as of March 31, 2018, are warrants to purchase 3,562,894 shares of our common stock that were issued in our December 2017 follow-on public offering and remain outstanding as of March 31, 2018. These common stock warrants have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of March 31, 2017, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 20.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to May 1, 2018, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.07 to a high of $23.20 per share.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds from Registered Securities

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

As of March 31 2018, we have used all of the $3,930,000 in net proceeds from our IPO. The net proceeds were used for the repayment of our note payable to MLSC, including accrued but unpaid interest, of $1,019,000, capital equipment purchases of $60,000 and the remainder for working capital purposes.

Issuer Purchases of Equity Securities

None

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

Exhibits Index

Exhibit No.	Exhibit Description

3.1*	Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

4.1*	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 10-K filed on March 12, 2018)

4.2*	Form of Warrant in connection with the Registrant’s December 2017 offering (incorporated by reference to Exhibit 4.2 contained in the Registrant’s Form 10-K filed on March 12, 2018)

4.3*	Form of Private Placement Warrant (incorporated by reference to Exhibit 3.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

4.4	Form of Warrant issued in connection with 8% Convertible Promissory Notes, dated December 2015 (incorporated by reference to Exhibit 3.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

4.5*	Form of Warrant issued in connection with 8% Bridge Convertible Promissory Notes, dated June 2016 (incorporated by reference to Exhibit 3.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.1+	2004 Stock Option and Incentive Plan and form of award agreements (incorporated by reference to Exhibit 6.1 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.2+	2014 Stock Option and Grant Plan and form of award agreements (incorporated by reference to Exhibit 6.2 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.3+	2016 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.4*	Form of MLSC 10% Promissory Notes (incorporated by reference to Exhibit 6.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.5*	Form of 8% Convertible Promissory Notes, dated December 2015 (incorporated by reference to Exhibit 6.5 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.6*	Form of Amended and Restated Shareholder 10% Promissory Note date September 1, 2015 (incorporated by reference to Exhibit 10.6 contained in the Registrant’s Form S-1 filed on October 20, 2017)

10.7*	Form of Amended Shareholder 10% Promissory Note dated June 29, 2016 (incorporated by reference to Exhibit 10.7 contained in the Registrant’s Form S-1 filed on October 20, 2017)

10.8*	Form of Amended Shareholder 10% Promissory Note dated May 23, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

10.9*	Form of 8% Bridge Convertible Promissory Notes, dated June 2016 (incorporated by reference to Exhibit 6.7 contained in the Registrant’s Form 1-A filed on January 6, 2017)

Exhibit No.	Exhibit Description

10.10+	Employment Letter, dated August 22, 2012, between the Company and Steve Kelly (incorporated by reference to Exhibit 6.8 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.11+	Employment Letter, dated August 22, 2012, between the Company and Paul Gudonis (incorporated by reference to Exhibit 6.9 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.12+	Employment Letter, dated October 2, 2013, between the Company and Jonathan Naft (incorporated by reference to Exhibit 6.10 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.13+	Amendment to Employment Letter, dated June 7, 2015, between the Company and Paul Gudonis (incorporated by reference to Exhibit 6.11 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.14+	Amendment to Employment Letter, dated June 8, 2015, between the Company and Steve Kelly (incorporated by reference to Exhibit 6.12 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.15+	Compensation Letter, dated January 21, 2016, between the Company and Ralph Goldwasser (incorporated by reference to Exhibit 6.13 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.16+	Amendment to Compensation Letter, dated January 21, 2016, between the Company and Jonathan Naft (incorporated by reference to Exhibit 6.14 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.17*	Amendment to Employment Letter, dated January 21, 2016, between the Company and Davie Mendelsohn (incorporated by reference to Exhibit 6.15 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.18*	Management Incentive Plan (incorporated by reference to Exhibit 6.16 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.19*	Form of Management Incentive Plan Letter between the Company and the Executive Officer (incorporated by reference to Exhibit 6.17 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.20*	License Agreement between the Company and the Massachusetts Institute of Technology, dated October 30, 2006 (incorporated by reference to Exhibit 6.18 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.21*	First Amendment to the License Agreement between the Company and the Massachusetts Institute of Technology, dated May 5, 2010 (incorporated by reference to Exhibit 6.19 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.22*	GRE Fabrication Agreement, effective as of September 1, 2012 (incorporated by reference to Exhibit 6.20 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.24*	Waiver to License Agreement between the Company and the Massachusetts Institute of Technology, dated November 15, 2016 (incorporated by reference to Exhibit 6.22 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.25**	Supply and Distribution Agreement between the Company and Ottobock (incorporated by reference to Exhibit 6.23 contained in the Registrant’s Form 1-A filed on January 6, 2017)

Exhibit No.	Exhibit Description

10.26*	Employment Agreement between the Company and Paul R. Gudonis, dated December 23, 2016 (incorporated by reference to Exhibit 6.24 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.27+	Employment Agreement between the Company and Jonathan Naft, dated December 23, 2016 (incorporated by reference to Exhibit 6.25 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.28*	Employment Agreement between the Company and Davie Mendelsohn, dated December 23, 2016 (incorporated by reference to Exhibit 6.26 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.29*	Employment Agreement between the Company and Ralph Goldwasser, dated December 23, 2016 (incorporated by reference to Exhibit 6.27 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.30**	Reseller Agreement with Össur Americas Inc., dated January 21, 2015 (incorporated by reference to Exhibit 6.28 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.31**	Letter for Renewal of Reseller Agreement from Össur Americas Inc., dated December 28, 2015 (incorporated by reference to Exhibit 6.29 contained in the Registrant’s Form 1-A filed on January 6, 2017

10.32*	Form of Amended MLSC 7% Promissory Note dated June 6, 2017 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

10.33*	Form of Amended Shareholder 10% Promissory Note dated November 13, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on November 14, 2017)

10.34*	Employment Agreement between the Company and Ralph Goldwasser, dated March 9, 2018 (incorporated by reference to Exhibit 10.34 contained in the Registrant’s Form 10-K filed on March 12, 2018)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows and (iv) Notes to Condensed Unaudited Financial Statements.

+	Management contract or compensatory arrangement.
*	Previously filed.
**	Portions of this exhibit containing confidential information have been omitted pursuant to a confidential treatment order granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[*]”and has been previously filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 10, 2018

Myomo, Inc.

/s/ Paul R. Gudonis
Paul R. Gudonis
Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Chief Financial Officer (Principal Financial and Accounting Officer)