Form 10-Q
period 2018-06-30
MYOMO INC
filed 2018-08-08
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0944526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Broadway, 14th Floor, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

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

At August 1, 2018, the registrant had 12,414,306 shares of common stock, par value $0.0001 per share, outstanding.

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q , are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to re-issue this Quarterly Report on Form 10-Q, or otherwise make public statements updating our forward-looking statements.

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	June 30	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,683,729	$12,959,373
Accounts receivable	384,951	297,039
Inventories, net	247,624	201,155
Prepaid expenses and other	462,782	388,275
Total Current Assets	12,779,086	13,845,842
Restricted cash	75,000	52,000
Deferred Offering Costs	49,042	—
Equipment, net	163,849	77,150
Total Assets	$13,066,977	$13,974,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,399,335	$1,277,236
Derivative liabilities	21,962	39,930
Deferred revenue	149,086	168,006
Total Current Liabilities	1,570,383	1,485,172
Deferred revenue, net of current portion	45,496	44,042
Total Liabilities	1,615,879	1,529,214
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share 100,000,000 shares authorized; 12,414,958 and 11,139,667 shares issued as June 30, 2018 and December 31, 2017, respectively, and 12,414,150 and 11,138,859 shares outstanding as of June 30, 2018 and December 31, 2017, respectively.	1,241	1,114
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized at June 30, 2018 and December 31, 2017, respectively. No shares issued or outstanding.	—	—
Additional paid-in capital	51,404,071	47,423,915
Accumulated deficit	(39,947,750)	(34,972,787)
Treasury stock, at cost; 808 shares of common stock at June 30, 2018 and December 31, 2017.	(6,464)	(6,464)
Total Stockholders’ Equity	11,451,098	12,445,778
Total Liabilities and Stockholders’ Equity	$13,066,977	$13,974,992

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$632,369	$306,683	$945,548	$522,914
Cost of revenue	200,446	98,641	308,526	177,210
Gross margin	431,923	208,042	637,022	345,704
Operating expenses:
Research and development	486,982	708,622	859,341	1,065,507
Selling, general and administrative	2,627,005	1,432,862	4,862,642	2,577,328
	3,113,987	2,141,484	5,721,983	3,642,835

Loss from operations	(2,682,064)	(1,933,442)	(5,084,961)	(3,297,131)

Other expense (income)
Change in fair value of derivative liabilities	(2,661)	130,162	(17,968)	155,008
Debt discount on convertible notes	—	5,172,000	—	5,172,000
Interest income and other expense, net	(49,842)	146,250	(92,030)	314,115
	(52,503)	5,448,412	(109,998)	5,641,123

Net loss	(2,629,561)	(7,381,854)	(4,974,963)	(8,938,254)
Deemed dividend – accreted preferred stock	—	(246,827)	—	(274,011)
Cumulative dividend to Series B-1 preferred stockholders	—	(125,903)	—	(287,779)
Net loss available to common stockholders	$(2,629,561)	$(7,754,584)	$(4,974,963)	$(9,500,044)
Weighted average number of common shares outstanding:
Basic and diluted	12,407,758	2,312,679	12,155,600	1,722,168
Net loss per share available to common stockholders:
Basic and diluted	$(0.21)	$(3.35)	$(0.41)	$(5.52)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2018	11,139,667	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 19,262 shares withheld for employee taxes	35,086	2	(68,192)	—	—	—	(68,190)
Exercise of common stock	1,172	—	2				2
Common stock issued for the exercise of warrants	1,205,556	121	3,556,270	—	—	—	3,556,391
Restricted stock vested	33,477	4	(4)	—	—	—	—
Stock-based compensation	—	—	492,080	—	—	—	492,080
Net loss	—	—	—	(4,974,963)	—	—	(4,974,963)
Balance, June 30, 2018	12,414,958	$1,241	$51,404,071	$(39,947,750)	808	$(6,464)	$11,451,098

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,974,963)	$(8,938,254)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	28,900	4,546
Stock-based compensation	492,080	295,418
Amortization of debt discount	—	17,765
Debt discount on convertible notes	—	5,172,000
Excess and obsolete inventory reserve	28,887	36,028
Common stock issued for services	—	30,000
Change in fair value of derivative liabilities	(17,968)	155,008
Changes in operating assets and liabilities:
Accounts receivable	(87,912)	(139,525)
Inventories	(109,498)	(76,621)
Prepaid expenses and other	(74,507)	(121,633)
Accounts payable and other accrued expenses	122,099	594,339
Accrued interest	—	209,627
Deferred revenue	(17,466)	14,297
Net cash used in operating activities	(4,610,348)	(2,747,005)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(81,457)	(4,987)
Net cash used in investing activities	(81,457)	(4,987)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of issuance costs	(49,042)	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(68,190)	—
Proceeds from exercise of stock options	2	2,982
Proceeds from exercise of warrants	3,556,391	—
Proceeds from IPO, net of offering costs (1)	—	4,423,315
Proceeds from private placement, net of offering costs	—	2,922,885
Proceeds from convertible promissory notes, net	—	1,770,000
Repayment of note payable, MLSC	—	(54,123)
Net cash provided by financing activities	3,439,161	9,065,059

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,252,644)	6,313,067

Cash, cash equivalents and restricted cash, beginning of period	13,011,373	849,174

Cash, cash equivalents and restricted cash, end of period	$11,758,729	$7,162,241

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$59,536

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$34,142	$—
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$—	$430,000
Accretion of convertible preferred stock to redemption value	$—	$274,011
Conversion of accrued interest to principal	$—	$21,916
Conversion of convertible preferred stock into common stock	$—	$12,946,252
Conversion of convertible promissory notes and accrued interest into common stock	$—	$5,467,389
Issuance of selling agent warrants in connection with IPO	$—	$156,725
Deferred offering costs to additional paid-in capital upon IPO closing (1)	$—	$438,237
IPO issuance costs included in accounts payable and accrued expense	$—	$31,930

(1) IPO gross proceeds of $4,991,236 are reduced by $567,921 of IPO offering costs that were incurred in 2017. Another $438,237 of IPO deferred offering costs were paid for in 2016.

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells the product to orthotics and prosthetics practices and clinics, the Veterans Health Administration, other hospitals in the United States, and, through a distribution agreement with OttoBock SE &Co. KGaA, formerly known as Otto Bock Healthcare L.P. (“Ottobock”). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $5.0 million and $8.9 million during the six months ended June 30, 2018 and 2017, respectively; and has an accumulated deficit of approximately $40.0 million at June 30, 2018. Cash used in operating activities was approximately $4.6 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2017 and 2016, and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain prior period amounts included in the statement of cash flows for the six months ending June 30, 2017 have been reclassified to conform to the current year’s presentation in accordance with ASU 2016-18. See “ Recent Accounting Pronouncements”.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2018 and December 31, 2017.

Restricted cash consists of cash deposited with a financial institution as collateral for Company credit cards for sales personnel.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$11,683,729	$12,959,373
Restricted cash	75,000	52,000
Total cash, cash equivalents, and restricted cash in the condensed balance sheet	$11,758,729	$13,011,373

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

Demonstration units are sometimes provided to the Company’s indirect sales channel by the Company for marketing and patient evaluation purposes. These units are manufactured by the Company and are recorded at cost in the statements of operations as part of selling, marketing and general administrative expense. During the three months ended June 30, 2018 and 2017, the Company charged to operations approximately $40,600 and $0  respectively, for these units. During the six months ended June 30, 2018 and 2017, the Company charged to operations approximately $99,500 and $3,000, respectively, for these units. Demonstration units provided by the Company to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units represent units provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand the use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are recorded at cost in the statements of operations as part of research and development expense. During the three months ended June 30, 2018 and 2017, the Company charged to operations approximately $14,800 and $4,900, respectively, of these units. During the six months ended June 30, 2018 and 2017, the Company charged to operations approximately $19,200 and $19,600, respectively, of these units.

Accounts Payable and Other Accrued Expenses:

	June 30, 2018	December 31, 2017
Trade payables	$336,976	$264,890
Accrued compensation and benefits	671,232	642,425
Accrued directors fees	—	100,000
Other	391,127	269,921
	$1,399,335	$1,277,236

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

The Company receives federally-funded grants that require the Company to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. The Company’s grant revenue is recognized when persuasive evidence of the arrangement exists, the service has been provided and adherence to specific parameters of the awarded grant have been met, the amount is fixed and determinable and collection is reasonable assured. The Company recognized approximately $9,000 and $82,900, respectively, of grant income in the six months ended June 30, 2018 and 2017, respectively. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Cost of revenue includes reimbursable costs of approximately $7,800 in the six months of 2017. Amounts received in advance are deferred.

Stock-Based Compensation

The Company accounts for stock awards to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Prior to January 1, 2018, the Company calculated the fair value after estimated forfeitures. As of January 1, 2018, the Company elected to early adopt ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including forfeitures. Under this ASU, the Company elected to recognize forfeitures as they occur, rather than calculating an estimated forfeiture rate using a modified retrospective transition approach, This ASU requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 was immaterial.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Stock-based compensation expense of approximately $492,100 and $295,400 was recorded in operating expenses in the six months ended June 30, 2018 and 2017, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2018 and 2017, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	June 30,
	2018	2017
Stock options	594,861	305,078
Restricted stock units	34,375	—
Restricted stock	65,803	—
Stock warrants	5,071,887	1,427,493
Total	5,766,926	1,732,571

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09.

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

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2019.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. The adoption of this standard did not have a material impact to the financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard did not have a material impact to the financial statements or disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Comp, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at:

	June 30,	December 31,
	2018	2017
Finished goods	$164,700	$122,000
Consigned inventory	115,848	97,980
Parts and components	38,318	23,530
	318,866	243,510
Less: excess and obsolete inventory reserves	(34,242)	(23,739)
Less: consigned inventory reserves	(37,000)	(18,616)
Inventories, net	$247,624	$201,155

Consigned inventory represents products that have been delivered for which the Company does not have the right to bill. At June 30, 2018 and December 31, 2017, the Company recorded consigned inventory reserves for units that will not be sold based on historical experience.

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at June 30, 2018 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2018 Total
Cash equivalents	$11,191,431	—	—	$11,191,431
Common stock warrant liabilities	—	—	$21,962	$21,962

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2018:

Common stock warrant liability
Balance – January 1, 2018	$39,930
Change in fair value of derivative liabilities	(17,968)
Balance – June 30, 2018	$21,962

Assumptions utilized in the valuation of Level 3 liabilities, for the six months ended June 30, 2018, were as follows:

Risk-free interest rate	2.73%
Expected life	3.94 years
Expected volatility of underlying stock	60.88%
Expected dividend yield	—

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

Note 6 — Common Stock

During the six months ended June 30, 2018, 33,477 restricted stock grants vested and 35,086 (net of 19,262 shares withheld for employee taxes) of restricted stock units vested.

Note 7 — Treasury Stock

Treasury stock is reported at cost and consists of 808 shares of common stock as of June 30, 2018 and December 31, 2017, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the six months ended June 30, 2018 and 2017.

The assumptions underlying the calculation of grant date fair value per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Number of options granted	30,500	—	237,000	69,600
Volatility	60.45%	—%	60.45%	80.00%
Risk-free interest rate	2.94%	—%	2.94%	0.58%
Weighted-average expected option term (in years)	6.25-9.97	—	6.25-9.97	5.50-6.25
Dividend yield	—%	—%	—%	—%
Weighted-average fair value per share of grants	2.08	—	2.14	1.05

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

On June 19, 2018, the Company’s Shareholders and the Board of Directors approved the Myomo, Inc. 2018 Stock Options and Incentive Plan (the “2018 Plan”).  The number of shares of common stock available for awards under the 2018 Plan will be equal to 706,119 shares which carries over the remaining 86,119 shares available for grant under the 2016 Plan on April 1, 2018 and increases the share reserve by 620,000 shares, plus on January 1, 2018 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

On January 3, 2018, the Company issued 15,228 fully vested shares of restricted stock to members of the Company’s board of directors. The Company recorded a compensation expense for these shares in the amount of $60,000 in the three months ended March 31, 2018.

On June 19, 2018, the Company issued 39,864 shares of restricted stock units to members of the Company’s board of directors. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods.  The restricted stock units become fully vested on June 30, 2019.

During the first three months of 2018, the Company granted 88,723 restricted stock units to key employees. They were issued with lapsing forfeiture rights extending up to 24 months. At June 30, 2018, 34,375 restricted stock units were subject to forfeiture. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods. The Company recorded a charge in the amount of $200,041 for the six months ended June 30, 2018.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees, restricted stock awards to employees and directors, and restricted stock units to employees, in the statements of operations as follow:

	June 30,
	2018	2017
Research and development	$57,624	$1,300
Selling, general and administrative	434,456	294,118
Total	$492,080	$295,418

As of June 30, 2018, there was approximately $631,400  of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.99 years.

As of June 30, 2018, there was approximately $360,400 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 2.38 years.

As of June 30, 2018, there was approximately $449,500 unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.28 years.

Note 9 — Warrants

During the six months ended June 30, 2018, 1,205,556 of the warrants issued in the Company’s follow-on public offering on December 4, 2017, were exercised for aggregate proceeds to the Company of $3,556,400.

Note 10 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the six months ended June 30, 2018 and 2017, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $238,500 and $24,400, respectively. Included in accounts receivable at June 30, 2018 and December 31, 2017 is approximately $155,000 and $77,600, respectively, due from the related party.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $231,800 and $118,200 during the six months ended June 30, 2018 and 2017, respectively. Included in accounts payable and accrued expenses at June 30, 2018 and December 31,2017 is approximately $72,800 and $65,800, respectively, due to the related party.

Note 11 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Clinical Research Studies

The Company has in-process contracts with various universities and a research hospital to conduct clinical research studies in 2018 to enhance the Company’s products, increase the body of evidence to support prescribing and reimbursing the Company’s devices, and to grow its range of product offerings. At June 30, 2018, $70,700 is remaining under these contracts and is expected to be incurred through the completion of the contracts based upon fixed and milestone payments.

Warranty Liability

During the three months ended June 30, 2018 and 2017, warranty expense amounted to $25,500  and $8,800, respectively.  During the six months ended June 30, 2018 and 2017, warranty expense amounted to $37,900 and $15,100, respectively.

Major Customers

For the six months ended June 30, 2018, one customers accounted for approximately 26% (26%-$238,500 related party-Note 10) of revenues, excluding grant income.

For the six months ended June 30, 2017, three customers accounted for approximately 49% (27%-$117,800; 12%-$51,800; 10%-$45,000) of revenues, excluding grant income.

At June 30, 2018, two customers accounted for approximately 55% (40%-$155,000 [related party-Note 10] and 15%-$57,500)  of accounts receivable.

At December 31, 2017, three customers accounted for approximately 55% (26%-$77,640 [related party-Note 10]; 18%-$52,200; and 11%-$32,700) of accounts receivable.

Note 12 — Subsequent Events

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof of the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf.   The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitation thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement.

On July 9, 2018, the Company announced the hiring of a Chief Commercial Officer and pursuant to his employment agreement, the Company made the following grants of equity compensation to the Chief Commercial Officer:

•	30,000 Incentive Stock Options which vest 25% on the first anniversary of the July 9, 2018 grant date, and thereafter in 36 equal monthly installments, subject to continuous service with the Company;
•	5,000 Restricted Stock Units, which vest in full on the first anniversary of the July 9, 2018 grant date, subject to continuous service with the Company; and
•	10,000 Restricted Stock Units which vest 25% on the first anniversary of the July 9, 2018 grant date, and thereafter in 36 equal monthly installments, subject to continuous service with the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2016, we entered into an agreement with Ottobock, the largest global provider of O&P devices, to begin distributing the MyoPro product line in the U.S., Canada, Germany, Switzerland and Austria in 2017 upon regulatory approval. In accordance with the terms of this agreement, Ottobock agreed to certain minimum purchase requirements during the year ending December 31, 2017. Ottobock’s minimum purchase requirements in Germany, Switzerland, and Austria applied only if we obtained the CE Mark for the MyoPro prior to June 30, 2017. We obtained the CE Mark for the MyoPro after such date and Ottobock is not bound by the minimum purchase requirements in those markets. We and Ottobock recently agreed that there would not be guaranteed minimum purchase requirements in 2018.

We currently sell almost exclusively in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the European Union, or EU. On October 24, 2017, we obtained a Medical Device License in Canada, which will enable us to sell the MyoPro in Canada.

In May 2018, we announced that the Centers for Medicare & Medicaid Services ("CMS") has published a favorable preliminary decision regarding the Company’s application for Healthcare Common Procedure Coding System (HCPCS) “L” codes. We had filed this application in December 2017 to have CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.” If the decision is made permanent, the codes will become effective on January 1, 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.

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

Follow-on Public Offering

On December 4, 2017, we completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subject to the FPO, an aggregate of 1,205,556 warrants were exercised for additional gross proceeds of $3,556,000 during the six months ended June 30, 2018.

Shelf Registration

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement.

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

Comparison of the three and six months ended June 30, 2018 and 2017

The following table sets forth our Revenue, Cost of Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2018	2017	$	%	2018	2017	$	%
Revenue	$632,369	$306,683	$325,686	106%	$945,548	$522,914	$422,634	81%
Cost of revenue	200,446	98,641	101,805	103%	308,526	177,210	131,316	74%
Gross margin	$431,923	$208,042	$223,881	108%	$637,022	$345,704	$291,318	84%
Gross margin%	68%	68%		—%	67%	66%		1%

Revenues

We derive revenue primarily from the sale of our products through our O&P practices and Ottobock, our independent distributor, as well as direct sales to the VA. As a result of the elimination of a guaranteed minimum purchase requirement in 2018 for Ottobock, revenues from Ottobock, which was a major customer in 2017, are expected to significantly decline in 2018 as compared to 2017 revenues from Ottobock. However, we expect that our total product revenues will grow as a result of our increased selling and marketing efforts through O&P channel partners and direct sales.

We receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We expect that our grant revenues, in the future, will become a less significant component of our revenues.

Comparison of the three months ended June 30, 2018 and 2017

Total revenue increased by $325,700, or 106%, during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, product revenue increased $385,700, or 159%, versus the comparable period of 2017. Results for the three months ended June 30, 2018, included increase in units as well as number of direct sales which resulted in a higher average selling price. Results for the three months ended June 30, 2017 included $64,000 of grant revenue that was partially offset by a $12,000 decrease in product revenue, due to a lower average selling price. We recognized $4,500 of grant revenue during the three months ended June 30, 2018 as compared to $64,000 for the three ended June 30, 2017. We expect that grant revenue will continue to decline in future periods as we complete our research activities associated with the grants.

Comparison of the six months ended June 30, 2018 and 2017

Total revenue increased by $422,600, or 81%, during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, product revenue increased $496,500, or 113%, versus the comparable period of 2017. Results for the six months ended June 30, 2018, included an increase in units as well as a higher average selling price due to increase in direct sales. Grant revenue for the six months ended June 30, 2018, was $9,000 compared with $83,000 of grant revenue recognized during the six months ended June 30, 2017.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our federally funded grants in cost of revenue.

Comparison of the three months ended June 30, 2018 and 2017

Gross margin remained relatively consistent at 68% for each of the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018, our product warranty reserve increased $14,000, compared to the three months ended June 30, 2017, due to a three-year standard product warranty being offered with the new version of our MyoPro product, as opposed to the one-year standard warranty that was offered with previous versions of our products.

During the three months ended June 30, 2018, grant revenue decreased by $60,000, as compared to the same period in 2017 due the completion of the researrch projects. The research projects associated with grant revenue generally do not result in our incurring any additional incremental costs.

We expect our product gross margins to vary depending on the mix of our product sales and sales channels.

Comparison of the six months ended June 30, 2018 and 2017

Gross margin remained relatively consistent at 67% and 66% for each of the six months ended June 30, 2018 and 2017. The six months ended June 30, 2018 included a $25,500 decrease in inventory reserves as compared to the same period in 2017. For the six months ended June 30, 2018, our product warranty reserve increased $26,300, compared to the six months ended June 30, 2017, due to a three-year standard product warranty being offered with the new version of our MyoPro product, as opposed to the one-year standard warranty that was offered with previous versions of our products.

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

Operating expenses

Comparison of the three and six months ended June 30, 2018 and  2017

The following table sets forth our operating expenses for each of the periods presented.

	Three Months Ended June 30,		Period-to Period Change		Six Months Ended June 30,		Period-to Period Change
	2018	2017	$	%	2018	2017	$	%
Research and development	$486,982	$708,622	$(221,640)	(31)%	$859,341	$1,065,507	$(206,166)	(19)%
Selling, general and administrative	2,627,005	1,432,862	1,194,143	83%	4,862,642	2,577,328	2,285,314	89%
Total operating expenses	$3,113,987	$2,141,484	$972,503	45%	$5,721,983	$3,642,835	$2,079,148	57%

Research and development

Research and development expenses consist of costs for our research and development personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, costs required to comply with the regulatory requirements of the Food and Drug Administration, the cost of certain third-party contractors and travel expense. Research and development costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect research and development costs to continue to increase on an annual basis.

Comparison of the three months ended June 30, 2018 and 2017

Research and development expenses decreased $221,600, or 31%, during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease was primarily due to an incentive bonus of $300,000 to an engineering executive in the second quarter of 2017. The decrease is partially offset by a $50,800 increase in compensation costs relating to increase in engineering personnel and a $22,900 increase in engineering, testing, tooling, set-up and prototype costs.

Comparison of the six months ended June 30, 2018 and 2017

Research and development expenses decreased $206,200, or 19%, during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease was primarily due to an incentive bonus of $300,000 to an engineering executive in the second quarter of 2017. The decrease is partially offset by a $58,400 increase in compensations costs relating to increase in engineering personnel and a $26,800 increase in engineering, testing, tooling, set-up and prototype costs.

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

Comparison of the three months ended June 30, 2018 and  2017

Selling, general and administrative expenses increased $1,194,100, or 83%, during the three months ended June 30, 2018, as compared to the same period on 2017. The increase was primarily due to increases in personnel costs of $635,200, which includes $418,600 for additional sales, marketing and administrative personnel hired, offset by a decrease in share-based compensation expense of $145,000. The decrease in share-based compensation expense was primarily due to mark-to-market valuation of non-qualified stock options issued to non-employees in the second quarter of 2017. Professional and consulting fees increased $233,300 primarily due to increased costs for legal, accounting fees associated tax and accounting support, investor relations and consulting costs supporting our reimbursement efforts. Travel expenses increased $66,800 for travel related to sales, investor conferences and business development, administrative costs relating to insurance, rent and office expenses increased $106,300 and marketing expenses increased  $113,000, primarily for lead generation, public relations and trade shows.

Comparison of the six months ended June 30, 2018 and 2017

Selling, general and administrative expenses increased $2,285,300, or 89%, during the six months ended June 30, 2018, as compared to the same period on 2017. The increase was primarily due to increases in personnel costs of $944,900, which includes $718,400 was for additional sales, marketing and administrative, sales personnel hired; and an increase in share-based compensation expense of $140,338. The increase in share-based compensation expense was primarily due to a portion of 2017 executive bonuses and directors compensation being paid in equity grants during the first quarter of 2018 and new hire stock options issued in the second quarter of 2018. Professional and consulting fees increased $396,100 primarily due to increased costs for accounting fees associated tax and accounting support, investor relations and consulting costs supporting our reimbursement efforts. Travel expenses increased $179,500 for travel related to sales, investor conferences and business development, administrative costs relating to insurance, rent and office expenses increased $213,100 and marketing expenses increased by $196,700, primarily for lead generation, public relations and trade shows.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	Three Months Ended June 30,		Period-to-Period change		Six Months Ended June 30,		Period-to-Period change
	2018	2017	$	%	2018	2017	$	%
Change in fair value of derivative liabilities	$(2,661)	$130,162	$(132,823)	(102)%	$(17,968)	$155,008	$(172,976)	(112)%
Debt discount on convertible notes	—	5,172,000	(5,172,000)	(100)%	—	5,172,000	(5,172,000)	(100)%
Interest (income) expense and other expense, net	(49,842)	146,250	(196,092)	(134)%	(92,030)	314,115	(406,145)	(129)%
Total interest (income) expense and other expense (income)	$(52,503)	$5,448,412	$(5,500,915)	(101)%	$(109,998)	$5,641,123	$(5,751,121)	(102)%

Comparison of the three months ended June 30, 2018 and 2017

The decrease in the fair value of derivative liabilities is due to the mark-to-market adjustment of our liabilities primarily due to the decline in our stock price during the three months ended June 30, 2018.  The decrease in debt discount on convertible notes is directly due to the closing of our IPO in June 2017, as the combined relative fair value of the warrants and the value of the beneficial conversion feature exceeded the principal value of the convertible notes that resulted in interest expense on the debt discount in the statement of operations on June 9, 2017, our IPO closing date, equal to $5,172,000 principal value of the notes.  During the three months ended June 30, 2018 the company generated interest income of $50,000, as compared to incurring interest expense of $146,250 in the same period of 2017. We did not incur interest expense during the three months ended June 30, 2018 due to the payoff of our outstanding debt and our convertible promissory notes being converted into common stock upon the closing of our IPO on June 9, 2017.

Comparison of the six months ended June 30, 2018 and 2017

We did not incur interest expense during the six months ended June 30, 2018 due to the conversion of our convertible promissory into common stock upon the closing of our IPO on June 9, 2017 and the payoff of our outstanding debt in the fourth quarter of 2017. During the six months ended June 30, 2017, we incurred interest expense of $146,000 for contingently issuable shares in connection with a technology license.

During the six months ended June 30, 2018, we earned interest income of $92,000 as a result of the proceeds received from our follow-on offering on December 4, 2017 and $3.6 million of proceeds received from the exercise of warrants during the six months ended June 30, 2018.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;
•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not include other income (expense);
•	Adjusted EBITDA does not include depreciation expense from fixed assets;
•	Adjusted EBITDA does not include the impact of stock-based compensation;
•	Adjusted EBITDA does not include the debt discount on convertible notes;
•	Adjusted EBITDA does not include the change in value of our derivative liabilities; and
•	Adjusted EBITDA does not include loss on early extinguishment of debt.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net loss	$(2,629,561)	$(7,381,854)	$(4,974,963)	$(8,938,254)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense	(49,842)	146,057	(92,030)	286,928
Other expense	—	193	—	27,187
Depreciation expense	14,301	2,377	28,900	4,546
Stock-based compensation	155,724	275,279	492,080	295,418
Change in fair value of derivative liabilities	(2,661)	130,162	(17,968)	155,008
Debt discount on convertible notes	—	5,172,000	—	5,172,000
Adjusted EBITDA	$(2,512,039)	$(1,655,786)	$(4,563,981)	$(2,997,167)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$11,683,729	$12,959,373
Working capital	$11,208,703	$12,360,670

We had working capital and stockholders’ equity of $11,208,700 and $ 11,451,100 , respectively, at June 30, 2018. We believe that working capital, and in view of our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. We will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Cash Flows

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(4,610,348)	$(2,747,005)
Net cash used in investing activities	(81,457)	(4,987)
Net cash provided by financing activities	3,439,161	9,065,059
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,252,644)	$6,313,067

Operating Activities . The net cash used in operating activities for the six months ended June 30, 2018 was primarily used to fund a net loss of $4,975,000, adjusted for non-cash expenses in the aggregate amount of $531,900, and by $167,300 of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable, inventories, prepaid expenses and other current assets.

The net cash used in operating activities in the six months ended June 30, 2017, was primarily used to fund a net loss of $8,938,000, adjusted for non-cash expenses in the aggregate amount of $5,711,000, of which $5,327,000 of non-cash adjustments related to fair value adjustments of warrants and derivative liabilities, and by $480,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable and prepaid expenses and payments of deferred offering costs.

Investing Activities . During the six months ended June 30, 2018 and 2017, our cash used in investing activities was for the purchase of equipment.

Financing Activities . During the six months ended June 30, 2018, cash provided by financing activities of $3,439,200 was primarily due to $3,556,400 of proceeds received for the exercise of warrants. The increase was partially offset by $68,200 for employee statutory withholding taxes paid with the net settlement of vested restricted stock and $49,000 for payments of issuance costs.

During the six months ended June 30, 2017, $4,423,000 of cash was provided by financing activities from net proceeds of the initial public offering, $2,923,000 from net proceeds from our private placement, and $1,770,000 from our convertible note offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in three months ended June 30, 2018.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information

2018 Stock Option and Incentive Plan

At the Annual Meeting of Stockholders held on June 19, 2018 (the "Meeting"), the stockholders of the Company approved the Myomo, Inc. 2018 Stock Option and Incentive Plan (the "2018 Plan"). The 2018 Plan previously had been approved by the Board of Directors of the Company, subject to stockholder approval of the 2018 Plan. The 2018 Plan is described in greater detail in the Company's proxy statement for the 2018 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 26, 2018, under the caption "Proposal Three: Approval of the Myomo, Inc. 2018 Stock Option and Incentive Plan", which disclosure is incorporated herein by reference. The description of the 2018 Plan contained in such proxy statement is qualified in its entirety by reference to the full text of the 2018 Plan, which is attached as Appendix 1 thereto and is incorporated herein by reference.

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

In connection with Medicare reimbursement, we have filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line. We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, as of December 31, 2017, fewer than ten units have been self-paid or funded by non-profit foundations. The process of obtaining an HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. While we received a favorable preliminary decision on our application in May 2018, we cannot make any assurance that a HCPCS code will be issued or that the amount of reimbursement approved will be sufficient to provide a reasonable profit to us or to our distributors.

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

Since inception through June 30, 2018, we have shipped over 750 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 450 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operations losses and our financial statements for June 30, 2018 and December 31, 2017 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the six ended June 30, 2018, we incurred a net loss of $4,974,963, and for the year ended December 31, 2017, we incurred a net loss of $12,097,479. At June 30, 2018, we had an accumulated deficit of $39,947,750. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the six months ended June 30, 2018 and the year ended December 31, 2017. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $11.7 million at June 30, 2018. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

We rely heavily on our relationships with O&P practices, the VA and our distribution arrangements, with Ottobock, to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent distributor were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA and the General Date Protection Regulation (“GDPR”) across the EU. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. While we have Business Associate Agreements in place with our distributors, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331) and “MYOMO” (Registration No. 4,451,445) in the United States. The MyoPro mark is registered in Canada and in the select EU with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Risks Related to Our Securities

Our stockholders will experience significant dilution if the shares of our common stock underlying our warrants are exercised or converted.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of June 30, 2018, we had 5,071,887 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $4.05 per share, and 594,861 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.53 per share. In addition, we have outstanding 65,803 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. Included in the 5,071,387 of warrants outstanding as of June 30, 2018, are warrants to purchase 3,560,894 shares of our common stock that were issued in our December 2017 follow-on public offering and remain outstanding as of June 30, 2018. These common stock warrants have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of June 30, 2018, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 21.1% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to August 1, 2018, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.07 to a high of $23.20 per share.

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

We have elected to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to :

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

Future issuances of our common stock or equity-related securities could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into our common stock could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, could adversely affect the market price of our common stock.

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

(a) Recent Sales of Unregistered Securities

On June 19, 2018, the Company issued 39,864 shares of restricted stock units to members of the Company’s board of directors. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods becoming fully vested on June 30, 2019.

(b) Use of Proceeds from Registered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

Exhibits Index

Exhibit No.	Exhibit Description

10.1**	Fabrication and Services Agreement, effective as of June 1, 2018, between the Company and Geauga Rehabilitation Engineering, Inc.

10.2+	Employment Agreement between the Company and Micah Mitchell, dated July 9, 2018

10.3*	2018 Stock Option and Incentive Plan and form of award agreements (incorporated by reference to Appendix A contained in the registrant’s Definite Proxy Statement filed on April 26, 2018)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows and (iv) Notes to Condensed Unaudited Financial Statements.

+	Management contract or compensatory arrangement.
*	Previously filed.
**

Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment submitted to the SEC. Confidential information has been omitted from the exhibit in places marked “[*]”and has been previously filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date August 8, 2018

Myomo, Inc.

/s/ Paul R. Gudonis
Paul R. Gudonis
Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Chief Financial Officer (Principal Financial and Accounting Officer)