Form 10-Q
period 2018-09-30
MYOMO INC
filed 2018-11-07
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☒

At November 1, 2018, the registrant had 12,435,379 shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,093,412	$12,959,373
Accounts receivable	352,824	297,039
Inventories, net	272,664	201,155
Prepaid expenses and other	720,866	388,275
Total Current Assets	10,439,766	13,845,842
Restricted cash	75,000	52,000
Deferred offering costs	117,273	—
Equipment, net	198,865	77,150
Total Assets	$10,830,904	$13,974,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,690,553	$1,277,236
Derivative liabilities	8,652	39,930
Deferred revenue	182,515	168,006
Total Current Liabilities	1,881,720	1,485,172
Deferred revenue, net of current portion	249	44,042
Total Liabilities	1,881,969	1,529,214
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share 100,000,000 shares authorized; 12,436,031 and 11,139,667 shares issued as September 30, 2018 and December 31, 2017, respectively, and 12,435,223 and 11,138,859 shares outstanding as of September 30, 2018 and December 31, 2017, respectively.	1,243	1,114
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized at September 30, 2018 and December 31, 2017, respectively. No shares issued or outstanding.	—	—
Additional paid-in capital	51,551,728	47,423,915
Accumulated deficit	(42,597,572)	(34,972,787)
Treasury stock, at cost; 808 shares of common stock at September 30, 2018 and December 31, 2017.	(6,464)	(6,464)
Total Stockholders’ Equity	8,948,935	12,445,778
Total Liabilities and Stockholders’ Equity	$10,830,904	$13,974,992

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$608,981	$488,540	$1,554,529	$1,011,454
Cost of revenue	193,577	124,098	502,103	301,308
Gross margin	415,404	364,442	1,052,426	710,146
Operating expenses:
Research and development	449,673	329,357	1,309,014	1,394,865
Selling, general and administrative	2,674,160	1,470,058	7,536,802	4,047,385
	3,123,833	1,799,415	8,845,816	5,442,250

Loss from operations	(2,708,429)	(1,434,973)	(7,793,390)	(4,732,104)

Other expense (income)
Change in fair value of derivative liabilities	(13,310)	(219,374)	(31,278)	(64,366)
Debt discount on convertible notes	—	—	—	5,172,000
Interest income and other expense, net	(45,297)	43,350	(137,327)	357,465
	(58,607)	(176,024)	(168,605)	5,465,099

Net loss	(2,649,822)	(1,258,949)	(7,624,785)	(10,197,203)
Deemed dividend – accreted preferred stock	—	—	—	(274,011)
Cumulative dividend to Series B-1 preferred stockholders	—	—	—	(287,779)
Net loss available to common stockholders	$(2,649,822)	$(1,258,949)	$(7,624,785)	$(10,758,993)
Weighted average number of common shares outstanding:
Basic and diluted	12,415,494	6,081,195	12,244,075	3,191,144
Net loss per share available to common stockholders:
Basic and diluted	$(0.21)	$(0.21)	$(0.62)	$(3.37)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2018	11,139,667	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 20,915 shares withheld for employee taxes	39,057	3	(71,415)	—	—	—	(71,412)
Exercise of common stock options	1,172	—	2				2
Exercise of common stock warrants	1,205,556	121	3,556,270	—	—	—	3,556,391
Restricted stock vested	50,579	5	(5)	—	—	—	—
Stock-based compensation	—	—	642,961	—	—	—	642,961
Net loss	—	—	—	(7,624,785)	—	—	(7,624,785)
Balance, September 30, 2018	12,436,031	$1,243	$51,551,728	$(42,597,572)	808	$(6,464)	$8,948,935

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,624,785)	$(10,197,203)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	48,833	6,985
Stock-based compensation	642,961	238,222
Bad debt expense	(16,275)	29,775
Amortization of debt discount	—	17,765
Debt discount on convertible notes	—	5,172,000
Excess and obsolete inventory reserve	26,645	30,955
Common stock issued for services	—	30,000
Change in fair value of derivative liabilities	(31,278)	(64,366)
Changes in operating assets and liabilities:
Accounts receivable	(39,510)	(141,203)
Inventories	(151,332)	(71,873)
Prepaid expenses and other	(332,591)	(313,542)
Accounts payable and other accrued expenses	413,317	416,222
Accrued interest	—	233,283
Deferred revenue	(29,284)	1,695
Net cash used in operating activities	(7,093,299)	(4,611,285)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(117,370)	(7,244)
Net cash used in investing activities	(117,370)	(7,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of issuance costs	(117,273)	(111,719)
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(71,412)	—
Proceeds from exercise of stock options	2	26,954
Proceeds from exercise of warrants	3,556,391	—
Proceeds from IPO, net of offering costs (1)	—	4,368,315
Proceeds from private placement, net of offering costs	—	2,922,885
Proceeds from convertible promissory notes, net	—	1,770,000
Repayment of note payable, MLSC	—	(196,992)
Net cash provided by financing activities	3,367,708	8,779,443

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,842,961)	4,160,914

Cash, cash equivalents and restricted cash, beginning of period	13,011,373	849,174

Cash, cash equivalents and restricted cash, end of period	$9,168,412	$5,010,088

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$79,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$53,178	$—
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$—	$430,000
Accretion of convertible preferred stock to redemption value	$—	$274,011
Conversion of accrued interest to principal	$—	$21,916
Conversion of convertible preferred stock into common stock	$—	$12,946,252
Conversion of convertible promissory notes and accrued interest into common stock	$—	$5,467,389
Issuance of selling agent warrants in connection with IPO	$—	$156,725
Deferred offering costs to additional paid-in capital upon IPO closing (1)	$—	$438,237
IPO issuance costs included in accounts payable and accrued expense	$—	$55,000

(1) IPO gross proceeds of $4,991,236 are reduced by $622,921 of IPO offering costs that were incurred in 2017. Another $438,237 of IPO deferred offering costs were paid for in 2016.

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells its products to orthotics and prosthetics (O&P) providers, the Veterans Health Administration (VA), rehabilitation hospitals, and through distributors. Recently, the Company has begun selling directly to patients, utilizing the services of O&P providers for which they are paid a fee. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $7.6 million and $10.2 million during the nine months ended September 30, 2018 and 2017, respectively; and has an accumulated deficit of approximately $42.6 million at September 30, 2018. Cash used in operating activities was approximately $7.1 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements. Based upon the Company’s working capital and projected continued operating losses, we expect that the cash we currently have available will fund the Company’s operations into the first half of 2019.

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2017 and 2016, and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain prior period amounts included in the statement of cash flows for the nine months ending September 30, 2017 have been reclassified to conform to the current year’s presentation in accordance with ASU 2016-18. See “ Recent Accounting Pronouncements”.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2018 and December 31, 2017.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,093,412	$12,959,373
Restricted cash	75,000	52,000
Total cash, cash equivalents, and restricted cash in the condensed balance sheet	$9,168,412	$13,011,373

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

Demonstration units are sometimes provided to the Company’s indirect sales channel by the Company for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the statements of operations to selling, marketing and general administrative expense. During the three months ended September 30, 2018 and 2017, the Company charged to operations approximately $127,300 and $14,100 respectively, for these units. During the nine months ended September 30, 2018 and 2017, the Company charged to operations approximately $226,800 and $17,100, respectively, for these units. Demonstration units provided by the Company to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units represent units provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand the use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are recorded at cost in the statements of operations as part of research and development expense. During the three months ended September 30, 2018 and 2017, the Company charged to operations approximately $(3,700) and $4,300, respectively, of these units. During the nine months ended September 30, 2018 and 2017, the Company charged to operations approximately $15,500 and $23,900, respectively, of these units.

Accounts Payable and Other Accrued Expenses:

	September 30, 2018	December 31, 2017
Trade payables	$438,887	$264,890
Accrued compensation and benefits	916,766	642,425
Accrued directors fees	23,750	100,000
Other	311,150	269,921
	$1,690,553	$1,277,236

Revenue Recognition

The Company derives revenue primarily from the sale of its products to O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, the Company has begun selling directly to patients, utilizing the services of O&P providers for which they are paid a fee. The Company recognizes revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable. In certain cases, the Company ships the MyoPro device to O&P providers pending reimbursement from third party payors. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro. The Company recognizes revenue when payment has been received, as all of the revenue recognition criteria has been met.

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

The Company periodically receives federally-funded grants that require the Company to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. The Company’s grant revenue is recognized when persuasive evidence of the arrangement exists, the service has been provided and adherence to specific parameters of the awarded grant have been met, the amount is fixed and determinable and collection is reasonable assured. The Company recognized approximately $19,150 and $112,800, respectively, of grant income in the nine months ended September 30, 2018 and 2017, respectively. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Cost of revenue includes reimbursable costs of approximately $11,000 and $11,600, respectively, for the nine months ended September 30, 2018 and 2017. Amounts received in advance are deferred.

Stock-Based Compensation

The Company accounts for stock awards to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Prior to January 1, 2018, the Company calculated the fair value after estimated forfeitures. As of January 1, 2018, the Company elected to early adopt ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including forfeitures. Under this ASU, the Company elected to recognize forfeitures as they occur, rather than calculating an estimated forfeiture rate using a modified retrospective transition approach. This ASU requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 was immaterial.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Stock-based compensation expense of approximately $643,000 and $238,200 was recorded in operating expenses in the nine months ended September 30, 2018 and 2017, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2018 and 2017, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	September 30,
	2018	2017
Stock options	626,619	250,160
Restricted stock units	43,751	—
Restricted stock	48,707	44,500
Stock warrants	5,071,887	1,427,493
Total	5,790,964	1,722,153

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

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2020.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”.  The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in OCI and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year.  The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at:

	September 30, 2018	December 31, 2017
Finished goods	$198,036	$122,000
Consigned inventory	122,205	97,980
Parts and components	21,423	23,530
	341,664	243,510
Less: excess and obsolete inventory reserves	(24,000)	(23,739)
Less: consigned inventory reserves	(45,000)	(18,616)
Inventories, net	$272,664	$201,155

Consigned inventory represents products that have been delivered for which the Company does not have the right to bill. At September 30, 2018 and December 31, 2017, the Company recorded consigned inventory reserves for units that will not be sold based on historical experience.

Note 5 — Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and establishes disclosures about fair value measurements.

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at September 30, 2018 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2018 Total
Cash equivalents	$8,602,345	—	—	$8,602,345
Common stock warrant liabilities	—	—	$8,652	$8,652

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2018:

Common stock warrant liability
Balance – January 1, 2018	$39,930
Change in fair value of derivative liabilities	(31,278)
Balance – September 30, 2018	$8,652

Assumptions utilized in the valuation of Level 3 liabilities, for the nine months ended September 30, 2018, were as follows:

Risk-free interest rate	2.94%
Expected life	3.69 years
Expected volatility of underlying stock	61.68%
Expected dividend yield	—

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

Note 6 — Common Stock

During the nine months ended September 30, 2018, 50,579 restricted stock grants vested and 39,057 (net of 20,915 shares withheld for employee taxes) of restricted stock units vested.

Note 7 — Treasury Stock

Treasury stock is reported at cost and consists of 808 shares of common stock as of September 30, 2018 and December 31, 2017, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the nine months ended September 30, 2018 and 2017.

The assumptions underlying the calculation of grant date fair value per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Number of options granted	41,000	22,000	278,000	91,600
Volatility	60%-61%	63.92%	60%-62%	64%-80%
Risk-free interest rate	2.73%-2.78%	1.92%	2.73%-3.04%	.58%-2.07%
Weighted-average expected option term (in years)	6.25	6.25	6.25-9.92	5.50-6.25
Dividend yield	—%	—%	—%	—%
Weighted-average fair value per share of grants	1.43	6.75	2.02	2.42

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

On June 19, 2018, the Company’s Shareholders and the Board of Directors approved the Myomo, Inc. 2018 Stock Options and Incentive Plan (the “2018 Plan”).  The number of shares of common stock available for awards under the 2018 Plan is equal to 706,119 shares which carries over the remaining 86,119 shares available for grant under the 2016 Plan on April 1, 2018 and increases the share reserve by 620,000 shares, plus on January 1, 2019 and each January 1 thereafter, the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

On January 3, 2018, the Company issued 15,228 fully vested shares of restricted stock to non-employee members of the Company’s board of directors. The Company recorded a compensation expense for these shares in the amount of $60,000 in the three months ended March 31, 2018.

On June 19, 2018, the Company issued 39,864 shares of restricted stock units to non-employee members of the Company’s board of directors. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods.  The restricted stock units become fully vested on June 30, 2019.

On July 9, 2018, the Company announced the hiring of a Chief Commercial Officer and pursuant to his employment agreement, the Company made the following grants for equity compensation to the Chief Commercial Officer:

•	30,000 Incentive Stock Options which vest 25% on the first anniversary of July 9, 2018 grant date, and thereafter in 36 equal monthly installments, subject to continuous service with the Company;

•	5,000 Restricted Stock Units, which vest in full on the first anniversary of the July 9, 2018 grant date, subject to continuous service with the Company; and

•	10,000 Restricted Stock Units which vest 25% on the first anniversary of the July 9, 2018 grant date, and thereafter in 36 equal monthly installments, subject to continuous service with the Company.

During the first three months of 2018, the Company granted 88,723 restricted stock units to key employees. They were issued with lapsing forfeiture rights extending up to 24 months. At June 30, 2018, 34,375 restricted stock units were subject to forfeiture. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods. The Company recorded a charge in the amount of $221,310 for the nine months ended September 30, 2018.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees, restricted stock awards to employees and directors, and restricted stock units to employees, in the statements of operations as follow:

	September 30,
	2018	2017
Research and development	$77,528	$3,274
Selling, general and administrative	565,433	234,948
Total	$642,961	$238,222

As of September 30, 2018, there was approximately $580,900 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.98 years.

As of September 30, 2018, there was approximately $208,800 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.54 years.

As of September 30, 2018, there was approximately $108,000 unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.27 years.

Note 9 — Warrants

During the nine months ended September 30, 2018, 1,205,556 of the warrants issued in the Company’s follow-on public offering on December 4, 2017, were exercised for aggregate proceeds to the Company of $3,556,400.

Note 10 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the nine months ended September 30, 2018 and 2017, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $336,700 and $102,000, respectively. Included in accounts receivable at September 30, 2018 and December 31, 2017 is approximately $51,800 and $77,600, respectively, due from the related party.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $397,300 and $214,000 during the nine months ended September 30, 2018 and 2017, respectively. Included in accounts payable and accrued expenses at September 30, 2018 and December 31,2017 is approximately $79,900 and $65,800, respectively, due to the related party.

Note 11 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Clinical Research Studies

The Company has in-process contracts with various universities and a research hospital to conduct clinical research studies in 2018 to enhance the Company’s products, increase the body of evidence to support prescribing and reimbursing the Company’s devices, and to grow its range of product offerings. At September 30, 2018, there are no remaining expenses expected to be incurred under these contracts.

Warranty Liability

During the three months ended September 30, 2018 and 2017, warranty expense amounted to $18,900 and $12,900, respectively.  During the nine months ended September 30, 2018 and 2017, warranty expense amounted to $56,900 and $28,000, respectively.

Major Customers

For the nine months ended September 30, 2018, one customer accounted for approximately 23% (23%-$336,700 related party-Note 10) of revenues, excluding grant income.

For the nine months ended September 30, 2017, three customers accounted for approximately 55% (29%-$258,200; 15%-$130,600; 11%-$101,700 [related party]) of revenues, excluding grant income.

At September 30, 2018, two customers accounted for approximately 32% (15%-$51,800 [related party-Note 10] and 17%-$60,400) of accounts receivable.

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

Overview

Myomo is a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, or ADLs, in the home and community. It is custom constructed by a qualified O&P practitioner during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products to O&P providers, the Veterans Health Administration, or VA, rehabilitation hospitals, and through distributors. Recently, the Company has begun selling directly to patients, utilizing the services of O&P providers for which they are paid a fee.

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

In 2012, we introduced the MyoPro, a custom fabricated orthosis that is individually fabricated for the patient over a positive model of the patient; this fitting process requires specialized education, training, and experience to custom-fabricate and provide to the patient. The primary business focus shifted during this time period from devices which were designed for rehabilitation therapy and sold to hospitals to providing an assistive device through O&P providers to patients who are otherwise impaired for use at home, work, and in the community that facilitates ADLs.

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

In December 2016, we entered into an agreement with Ottobock, manufacturer of O&P devices and clinical services provider, to begin distributing the MyoPro product line in the U.S., Canada, Germany, Switzerland and Austria in 2017 upon regulatory approval. In accordance with the terms of this agreement, Ottobock agreed to certain minimum purchase requirements during the year ending December 31, 2017. We and Ottobock agreed that there would not be guaranteed minimum purchase requirements in 2018, and that Myomo may work with other distributors to sell its products in these geographic markets.

We currently sell almost exclusively in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the European Union, or EU. On October 24, 2017, we obtained a Medical Device License in Canada, which will enable us to sell the MyoPro in Canada.

In May 2018, we announced that the Centers for Medicare & Medicaid Services ("CMS") has published a favorable preliminary decision regarding the Company’s application for Healthcare Common Procedure Coding System (HCPCS) “L” codes. We had filed this application in December 2017 to have CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.” In November 2018, we announced that the CMS had published two new codes pursuant to our application for HCPCS codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.

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

Follow-on Public Offering

On December 4, 2017, we completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subject to the FPO, an aggregate of 1,205,556 warrants were exercised for additional gross proceeds of $3,556,000 during the nine months ended September 30, 2018.

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

Comparison of the three and nine months ended September 30, 2018 and 2017

The following table sets forth our Revenue, Cost of Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2018	2017	$	%	2018	2017	$	%
Revenue	$608,981	$488,540	$120,441	25%	$1,554,529	$1,011,454	$543,075	54%
Cost of revenue	193,577	124,098	69,479	56%	502,103	301,308	200,795	67%
Gross margin	$415,404	$364,442	$50,962	14%	$1,052,426	$710,146	$342,280	48%
Gross margin%	68%	75%		(7)%	68%	70%		(2)%

Revenues

We derive revenue primarily from the sale of our products to O&P providers, the VA, rehabilitation hospitals, and through distributors. In 2018 we and Ottobock have agreed to terminate the guaranteed minimum purchase requirements, allowing Myomo to work with other distributors to sell its products in the previously exclusive geographic markets. We have not recorded any product revenues from Ottobock in 2018.

Recently, the Company has begun selling directly to patients, utilizing the services of O&P providers for which they are paid a fee.

As a result of the termination of a guaranteed minimum purchase requirement there were no product revenues from Ottobock in 2018. Ottobock was a major customer in 2017. We expect that our total product revenues will continue to grow as a result of our increased selling and marketing efforts through O&P channel providers, distribution partners and direct sales to individuals.

We periodically receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We expect that our grant revenues, in the future, will become a less significant component of our revenues.

Comparison of the three months ended September 30, 2018 and 2017

Total revenue increased by $120,000, or 25%, due to a net $140,000 increase in product sales to O&P providers and the VA which was partially offset by a $206,000 decrease in product sales primarily to Ottobock.  There were no sales made to Ottobock in the current three-months ended September 30, 2018. The higher product revenue was driven primarily by a significantly higher average selling price per unit, offset by a small decrease in the number of units sold.

We recognized $10,000 of grant revenue during the three months ended September 30, 2018 as compared to $30,000 for the three ended September 30, 2017. We expect that grant revenue will continue to decline in future periods as we complete our research activities associated with the grants.

Comparison of the nine months ended September 30, 2018 and 2017

Total revenue increased by $543,000, or 54%, due to an increase in product sales of $637,000 primarily to O&P providers and the VA which was partially offset by a $246,000 decrease in product sales to distributors primarily to Ottobock. There were no product sales made to Ottobock in the nine months ended September 30, 2018. The higher product revenue also reflects a significantly higher average selling price per unit, as well as a small increase in the number of units sold.

Grant revenue for the nine months ended September 30, 2018, was $20,000 compared with $113,000 of grant revenue recognized during the nine months ended September 30, 2017. Grant revenue declined during the nine months ended September 30, 2018, as we completed research activities associated with grants.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our federally funded grants in cost of revenue.

Comparison of the three months ended September 30, 2018 and 2017

The gross margin decreased from 75% to 68% was primarily due to a $20,000 decrease for grant revenue, and an increase in associated costs. Product margins also declined due to inventory and warranty provisions totaling $17,000.

Comparison of the nine months ended September 30, 2018 and 2017

The gross margin decrease from 70% to 68% is due to a decrease of $94,000 in grant revenue, such revenue generally only results in nominal additional incremental costs. Product gross margins were consistent for the nine months ended September 30, 2018 and 2017, respectively. Product gross margins were impacted by an increase of $29,000, in product warranty provisions, due to the longer warranty period provided on products beginning in the three months ended June 30, 2017, which was, partially offset by a decrease in our inventory provision of $19,000.

In addition, our 2017 nine months gross margin was favorably impacted due to the recognitions of $37,000 in revenue without associated costs, as a result of minimum purchase requirements from our distribution agreement with Össur.  The 2016 Össur distribution agreement was scheduled to expire on December 31, 2016, but was extended into Q1 2017.

Operating expenses

Comparison of the three and nine months ended September 30, 2018 and 2017

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2018	2017	$	%	2018	2017	$	%
Research and development	$449,673	$329,357	$120,316	37%	$1,309,014	$1,394,865	$(85,851)	(6)%
Selling, general and administrative	2,674,160	1,470,058	1,204,102	82%	7,536,802	4,047,385	3,489,417	86%
Total operating expenses	$3,123,833	$1,799,415	$1,324,418	74%	$8,845,816	$5,442,250	$3,403,566	63%

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

Comparison of the three months ended September 30, 2018 and 2017

Research and development expenses increased $120,000, or 37%, during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was primarily due to an increase in compensation costs of $64,000 relating to increase in engineering personnel and a $34,000 increase in engineering, testing, tooling, set-up and prototype costs.

Comparison of the nine months ended September 30, 2018 and 2017

Research and development expenses decreased $86,000, or 6%, during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease was primarily due to an incentive bonus of $300,000 to an engineering executive in the second quarter of 2017. The decrease is partially offset by a $80,000 increase in compensations costs for additional engineering personnel and increased share-based compensation costs of $79,000 for equity grants.  During the nine months ended September 30, 2018, we incurred recruiting expense of $53,000.

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

Comparison of the three months ended September 30, 2018 and 2017

Selling, general and administrative expenses increased $1,204,000, or 82%, during the three months ended September 30, 2018, as compared to the same period on 2017. The increase was primarily due to increases in personnel costs of $707,000, which includes $521,000 for additional sales, marketing and administrative personnel hired, an increase in share-based compensation expense of $186,000. Professional and consulting fees increased $128,000 primarily due to increased costs for legal, accounting fees associated tax and accounting support, investor relations and consulting costs supporting our reimbursement efforts. Sale and marketing expenses increased $152,000, primarily for lead generation, sales demonstration units, public relations and trade shows, travel expenses increased $100,000 for travel related to sales, investor conferences and business development, administrative costs relating to insurance, and rent and office expenses increased $82,000.

Comparison of the nine months ended September 30, 2018 and 2017

Selling, general and administrative expenses increased $3,489,000 or 86%, during the nine months ended September 30, 2018, as compared to the same period on 2017. The increase was primarily due to increases in personnel costs of $1,720,000, which includes $1,466,000, was for additional sales, marketing and administrative, sales personnel hired; and an increase in share-based compensation expense of $326,000. The increase in share-based compensation expense was primarily due to a portion of 2017 executive bonuses and non-employee directors compensation being paid in equity grants during the first quarter of 2018 and new hire stock options issued in the second quarter of 2018. Professional and consulting fees increased $460,000 primarily due to increased costs for accounting fees associated tax and accounting support, investor relations and consulting costs supporting our reimbursement efforts. Sales and marketing expenses increased by $357,000, primarily for lead generation, sales demonstration units, and public relations, travel expenses increased $280,000 for travel related to sales, investor conferences and business development, administrative costs relating to insurance, and rent and office expenses increased $272,000.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2018	2017	$	%	2018	2017	$	%
Change in fair value of derivative liabilities	$(13,310)	$(219,374)	$206,064	(94)%	$(31,278)	$(64,366)	$33,088	(51)%
Debt discount on convertible notes	—	—	—	—%	—	5,172,000	(5,172,000)	(100)%
Interest (income) expense and other expense, net	(45,297)	43,350	(88,647)	(204)%	(137,327)	357,465	(494,792)	(138)%
Total interest (income) expense and other expense (income)	$(58,607)	$(176,024)	$117,417	(67)%	$(168,605)	$5,465,099	$(5,633,704)	(103)%

Comparison of the three months ended September 30, 2018 and 2017

The decrease in the fair value of derivative liabilities is due to the mark-to-market adjustment of our liabilities primarily due to the decline in our stock price during the three months ended September 30, 2018.  The decrease in debt discount on convertible notes is directly due to the closing of our IPO in June 2017, as the combined relative fair value of the warrants and the value of the beneficial conversion feature exceeded the principal value of the convertible notes that resulted in interest expense on the debt discount in the statement of operations on June 9, 2017, our IPO closing date, equal to $5,172,000 principal value of the notes.  During the three months ended September 30, 2018 the company generated interest income of $45,000, as compared to incurring interest expense of $43,000 in the same period of 2017. We did not incur interest expense during the three months ended September 30, 2018 due to the payoff of our outstanding debt during the three months ended December 31, 2017.

Comparison of the nine months ended September 30, 2018 and 2017

We did not incur interest expense during the nine months ended September 30, 2018 due to the conversion of our convertible promissory into common stock upon the closing of our IPO on June 9, 2017 and the payoff of our outstanding debt in the fourth quarter of 2017. During the nine months ended September 30, 2017, we incurred interest expense of $130,000 for our convertible promissory notes and $26,000 accrued for contingently issuable shares in connection with a technology license.

During the nine months ended September 30, 2018, we earned interest income of $137,000 as a result of the proceeds received from our follow-on offering on December 4, 2017 and $3.6 million of proceeds received from the exercise of warrants during the nine months ended September 30, 2018.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net loss	$(2,649,822)	$(1,258,949)	$(7,624,785)	$(10,197,203)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense	(45,297)	43,150	(137,327)	330,065
Other (income) expense	—	200	—	27,400
Depreciation expense	19,932	2,439	48,833	6,985
Stock-based compensation	150,881	(57,196)	642,961	238,222
Change in fair value of derivative liabilities	(13,310)	(219,374)	(31,278)	(64,366)
Debt discount on convertible notes	—	—	—	5,172,000
Adjusted EBITDA	$(2,537,616)	$(1,489,730)	$(7,101,596)	$(4,486,897)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,093,412	$12,959,373
Working capital	$8,558,046	$12,360,670

We had working capital and stockholders’ equity of $8,538,000 and $ 8,929,000, respectively, at September 30, 2018. We believe that working capital, and in view of our continued operating losses raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Based upon our working capital and projected continued operating losses, we expect that the cash we currently have available will fund our operations into the first half of 2019. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Cash Flows

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(7,093,299)	$(4,611,285)
Net cash used in investing activities	(117,370)	(7,244)
Net cash provided by financing activities	3,367,708	8,779,443
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,842,961)	$4,160,914

Operating Activities . The net cash used in operating activities for the nine months ended September 30, 2018 was primarily used to fund a net loss of $7,625,000, adjusted for non-cash expenses in the aggregate amount of $671,000, and by $139,000 of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventories, prepaid expenses and other current assets partially offset by increases in our accounts payable and accrued expenses.

The net cash used in operating activities in the nine months ended September 30, 2017, was primarily used to fund a net loss of $10,197,000, adjusted for non-cash expenses in the aggregate amount of $5,461,000, of which $5,108,000 of non-cash adjustments related to fair value adjustments of warrants and derivative liabilities, and by $125,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses and accrued interest partially offset by increases in our accounts receivable and prepaid expenses and payments of deferred offering costs.

Investing Activities . During the nine months ended September 30, 2018 and 2017, our cash used in investing activities was for the purchase of equipment.

Financing Activities . During the nine months ended September 30, 2018, cash provided by financing activities of $3,368,000 was primarily due to $ 3,556,000 of proceeds received for the exercise of warrants. The increase was partially offset by $71,000 for employee statutory withholding taxes paid with the net settlement of vested restricted stock and $117,000 for payments of issuance costs.

During the nine months ended September 30, 2017, $8,779,400 of cash was provided by financing activities from net proceeds of the initial public offering, $4,368,000 from net proceeds from our private placement, closed concurrent private placement generating $2,923,000 in net proceeds and $1,770,000 from our convertible note offering. The increases in cash provided by financing activities during the nine months ended September 30, 2017 was partially offset by $197,000 in repayments of our note with MLSC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in three months ended September 30, 2018.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information

2018 Stock Option and Incentive Plan

At the Annual Meeting of Stockholders held on June 19, 2018 (the “Meeting”), the stockholders of the Company approved the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The 2018 Plan previously had been approved by the Board of Directors of the Company, subject to stockholder approval of the 2018 Plan. The 2018 Plan is described in greater detail in the Company’s proxy statement for the 2018 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 26, 2018, under the caption “Proposal Three: Approval of the Myomo, Inc. 2018 Stock Option and Incentive Plan”, which disclosure is incorporated herein by reference. The description of the 2018 Plan contained in such proxy statement is qualified in its entirety by reference to the full text of the 2018 Plan, which is attached as Appendix 1 thereto and is incorporated herein by reference.

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

In connection with Medicare reimbursement, we have filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line. We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, as of December 31, 2017, fewer than ten units have been self-paid or funded by non-profit foundations. The process of obtaining an HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. We received a favorable preliminary decision on our application in May 2018 and in November 2018 we announced that CMS had published two new codes pursuant to our application for HCPCS codes, which become effective in early 2019. Nevertheless, we cannot make any assurance that the amount of reimbursement approved will be sufficient to provide a reasonable profit to us or to our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products.

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

Since inception through September 30, 2018, we have shipped over 800 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 470 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and our financial statements for September 30, 2018 and December 31, 2017 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the nine ended September 30, 2018, we incurred a net loss of $7,624,785, and for the year ended December 31, 2017, we incurred a net loss of $12,097,479. At September 30, 2018, we had an accumulated deficit of $42,597,572. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the nine months ended September 30, 2018 and the year ended December 31, 2017. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $9.1 million at September 30, 2018. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

We rely heavily on our relationships with O&P providers, the VA and our distribution arrangements to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent O&P provider were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent providers or increase our reliance on our other independent providers or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

If these independent O&P providers or distributors do not follow our inclusion/exclusion criteria for patient selection or do not provide adequate follow-on care, then our reputation may be harmed by patient dissatisfaction. This could also lead to product returns and adversely affect our financial condition. When issues with distributors have arisen in the past, we have supplied additional training and documentation and/or ended the distributor relationship.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into an arrangement with Ottobock, effective January 1, 2017, for the distribution of our products in the U.S. and certain other countries. Ottobock has non-exclusive distribution rights to certain customers in the U.S. as well as other territories.  In 2018 we and Ottobock have agreed to terminate the guaranteed minimum purchase requirements, allowing Myomo to work with other distributors to sell its products in these geographic markets. We have not recorded any product revenue from Ottobock in 2018.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331) and “MYOMO” (Registration No. 4,451,445) in the United States. The MyoPro mark is registered in Canada and in selected EU countries with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of September 30, 2018, we had 5,071,887 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $4.05 per share, and 629,619 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.52 per share. In addition, we have outstanding 48,701 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. Included in the 5,071,887 of warrants outstanding as of September 30, 2018, are warrants to purchase 3,560,894 shares of our common stock that were issued in our December 2017 follow-on public offering and remain outstanding as of September 30, 2018. These common stock warrants have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of September 30, 2018, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 21.3% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to October 23, 2018, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $1.78 to a high of $23.20 per share.

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

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows and (iv) Notes to Condensed Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date November 7, 2018

Myomo, Inc.

/s/ Paul R. Gudonis
Paul R. Gudonis
Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Chief Financial Officer (Principal Financial and Accounting Officer)