Form 10-K
period 2018-12-31
MYOMO INC
filed 2019-03-12
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0944526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Broadway, 14 th Floor, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 996-9058

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NYSE American

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:   ☐     No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:   ☐     No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒     No:   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2018 was $32,962,311. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 6, 2019, the registrant had 17,083,715 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018.

MYOMO, INC

2018 FORM 10-K ANNUAL REPORT

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

We own various U.S. federal trademark registrations, certain foreign trademark registrations and applications, and unregistered trademarks, including the following registered marks referred to in this Annual Report on Form 10-K: “MyoPro ® ”, “MYOMO” ® . All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the symbols ® and ™ , but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent possible under applicable law, their rights thereto.

Item 1.	Business

Overview

We are a wearable medical robotics company that offers mobility for those suffering from neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, ADLs, in the home and community. It is custom constructed by qualified orthotics and prosthetics, or O&P, professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through orthotics and prosthetics, or O&P providers, the Veterans Health Administration, or VA, and to our distributor in certain accounts and geographic markets, OttoBock SE & Co. KGaA, or Ottobock. Recently, we have begun providing devices directly to patients and billing their insurance companies directly, and we primarily utilize the clinical services of trained professionals for which they are paid a fee.

Our goal is to address the need to restore function to individuals who have suffered partial paralysis and can no longer support or move their arm or hand despite the best efforts of surgeons and rehabilitation therapists.

Our solution, the MyoPro custom fabricated limb orthosis, is for the upper limbs. It was originally pioneered in the 1960s, recently refined in the labs of MIT, and made commercially feasible through our efforts. Partial paralysis is severe muscle weakness or loss of voluntary movement in one or more parts of the body. The MyoPro is registered with the FDA as a Class II device (Biofeedback Device). We believe it is the only current device able to help neuromuscular-impaired people restore function in weak arms and hands using their own muscle signals. The device consists of a portable arm brace made of a lightweight aerospace metal and includes advanced signal processing software, non-invasive sensors, and a lightweight battery unit. The product is worn to support the dysfunctional joint and as a functional aid for reaching and grasping but has also been shown to have therapeutic benefits for some users to increase motor control.

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

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform. While we currently focus on upper extremity orthotics, our future products may include devices for the shoulder, leg, knee, and ankle, sized for both adults, adolescents and children, along with non-medical applications for industrial and military markets. We expect to introduce our MyPro device for pediatric use in 2019.

We estimate that the addressable market for products directed to patients with upper extremity paralysis, such as our MyoPro, may total $10.0 billion, based on 3.0 million existing cases of upper extremity paralysis and our estimate that 25% of such individuals may be medically qualified candidates for a MyoPro.  In addition, based on an estimated 350,000 new cases each year, we believe this market is expected to grow by $1.2 billion per year.  Using similar estimates for countries outside of the United States, we believe that the total worldwide market potential for products addressing upper extremity paralysis may reach $30.0 billion.

We utilize patient screening days to identify potential patients that could be fitted with our MyoPro device.  During 2018, we organized over 200 screening days across the United States, after test marketing this approach with O&P channel partners earlier in the year.

Among private insurance companies, reimbursement amounts for our MyoPro devices currently range for $20,000 to $60,000 per unit, depending on the MyoPro model. The selling price of our MyoPro devices to our channel partners range from $10,000 to $25,000 per unit depending on the MyoPro model. In November the Centers for Medicare and Medicaid Services, or CMS, issued two new codes for the MyoPro, L8701 and L8702, and we expect decisions relating to coverage policy determination and reimbursement amounts for our MyoPro products from CMS in the first half of 2019, which may offer greater access to the MyoPro for Medicare beneficiaries. However, there is no specified timetable for such a CMS decision, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts that we may be reimbursed by private insurance companies, if any.

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

Clinicians who evaluate and fit a patient for a MyoPro require education, training, and experience to complete such tasks. In order to qualify for a MyoPro, candidates must meet a comprehensive set of requirements determined by a trained clinical professional during an evaluation. These criteria include long term partial paralysis, detection of a muscle signal sufficient to control the device, demonstrate cognitive abilities, meeting certain parameters for height and weight, lack of other conditions that might limit the effectiveness or safety of the device such as use of certain pharmaceuticals, high levels of pain, or limits to range of motion, as well as falling within measurement limitations for the arm and hand to be able to fit into the device. Finally, candidates must have meaningful and achievable functional goals that can realistically be accomplished with the device that cannot otherwise be achieved with a less costly intervention such as additional rehabilitation therapy.

Each MyoPro brace is custom fabricated to the patient by a certified O&P practitioner for optimum mobility and performance. During the evaluation process, a certified orthotist or prosthetist will qualify an individual for a MyoPro through a physical assessment. Should the individual qualify, the provider will determine whether the device is covered by the individual’s health insurance. If coverage is in effect and the individual is a suitable candidate for MyoPro, the O&P center will initiate the fabrication and fitting process:

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

The second key application is keeping individuals who have difficulty performing ADLs to live safely at home. In the U.S., 5% of community residents require daily help with ADLs and consume 23% of all healthcare spending. We believe that restoring upper limb function to these individuals may result in fewer emergency room visits related to falls, increase their level of activity, and avoid the need for institutionalization. With 70 million Baby Boomers headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

Health Insurance Reimbursement

The standard process for a new medical device to gain reimbursement begins with the FDA. The device must be classified and, depending on the level of risk, registered as a Class I or Class II low risk device not requiring pre-market notification, cleared via 510(K) for a Class II medium risk device, or approved through a PMA process for Class III high risk devices. The device is registered with the FDA and indications for use as well as contra-indications are defined. Once FDA regulatory work is completed, it is necessary to identify the applicable reimbursement code and benefit category.

Companies marketing medical devices that fit into existing codes are able to submit an application and sample to the Centers for Medicare and Medicaid Services, or CMS, Working Workgroup for device reimbursement and gain confirmation that it can be billed using that an existing code or be advised that another a new code is to be used established for coverage and classification. Devices that do not fit into an existing device code must establish sufficient operating volume, as determined by the CMS Working group, to justify a Healthcare Common Procedure Coding System, or, HCPCS code and submit an application showing that it meets the evidence requirements for “medical necessity” based on claims & reimbursement policy (Chapter 13 of the Medicare Program Integrity Manual for Reasonable and Necessary). During the interim period between regulatory registration and a new code, there is a process enabling providers to bill for the medical device using a general purpose or Not Otherwise Classified, or NOC, code that results in the case by case review of claims by payers. When a new code is assigned, it is often accompanied by a reimbursement coverage policy associated with the device as well as a fee schedule for Medicare reimbursement by state.

In terms of reimbursement, contractors for CMS have previously issued erroneous coding guidance suggesting that the MyoPro should be provided on a rental basis to standard, part B Medicare beneficiaries using the code E1399. In response to an application we filed in December 2017, the Centers for Medicare and Medicaid Services, or CMS, issued two new codes describing different versions of the MyoPro. We expect decisions relating to coverage policy determination and allowable reimbursement amounts for our MyoPro products from CMS in the first half of 2019, which may offer greater access to the MyPro for Medicare beneficiaries. However, there is no specified timetable for such a CMS decision, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts, if any, that we may be reimbursed by private insurance companies.

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

We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. To our knowledge, as of December 31, 2018, fewer than ten units have been self-paid or funded by non-profit foundations. As described above, the process of obtaining a HCPCS code is long and often requires clinical experience to validate the need for a new code specific to the MyoPro. We cannot make any assurance that a HCPCS code will be issued or that the amount of reimbursement offered will be sufficient to provide a reasonable profit to us or to our distributors.

Research and Development

We are committed to investing in a robust product development program and to supporting a variety of clinical research studies to enhance our products, increase the body of evidence to support prescribing and reimbursing our devices, and to grow our range of product offerings. Our R&D team is comprised of eight engineers with a mix of BS, MS and PhD degrees in electrical engineering, mechanical engineering, biomedical engineering and computer science and augmented by outside resources as needed. The R&D team seeks to combine innovative research conducted over the last 50 years with cutting edge innovations in robotics, machine learning, and material science to continue to enhance our products and product offerings. Our regulatory, clinical, and customer service personnel work closely with our suppliers and providers to promote compliance with quality standards and good manufacturing processes, which we believe result in a high-quality product and limited customer issues.

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

Clinical Research Studies

Evidence of efficacy involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of its technology to restore function to a paralyzed joint as well as the real world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. A study was published in January 2017 that demonstrated the instantaneous reduction in upper limb impairment and increase in ability to complete functional tasks for chronic stroke patients. In addition to the previous published research, Myomo also has an active grant-funded research program. Currently funded studies include a study of the MyoPro device for patients with traumatic brain injury (TBI) induced arm impairment with the Cleveland VA and Northwestern University and a recently-funded study of the device for patients with spinal cord injury (SCI) at Kessler Rehabilitation Center in New Jersey. The preliminary results from the TBI study are very promising and have been presented at research conferences. We anticipate the first paper from this study to be published in 2019. These studies focused on the ability of MyoPro users to initiate movement of their affected limbs and perform ADLs such as picking up objects so that they may feed themselves and live more independently. In addition to the studies Myomo is directly involved in, various clinical facilities are undertaking their own research projects on the outcomes of MyoPro users.

Sales and Marketing

Our strategic goal is to develop and commercialize products that become the standard of care for individuals with paralysis who cannot be successfully treated with less costly interventions such as rehabilitation therapy. Our strategy is to establish ourselves as a market leader in myoelectric-controlled orthotics by building a set of products, software applications, and value-added services based upon our patented technology platform. We recently introduced the first powered grasp orthosis for the hand and anticipate that our future products may include devices for the shoulder, leg, knee, and ankle, sized for both adults and children, along with potential non-medical applications for industrial and military markets. After developing a larger base of operations in the U.S., we plan to expand into international markets via local and global partnerships and distribution arrangements to meet the large global need that we believe exists for individuals with paralysis.

Our current commercialization model includes a direct sales force targeting hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors. To date, we have had insignificant sales overseas. The MyoPro product line has been approved by the VA system for impaired veterans, and over thirty VA facilities have already ordered devices for their patients. In January 2017, we entered into an agreement with Ottobock, a global leader in the field of O&P devices, to market the MyoPro product line in the U.S., followed by Canada and certain EU countries upon receiving regulatory approval. We plan to expand our direct sales force and other distribution agreements to increase our penetration into these markets.

Of the 3,000 O&P clinical offices in the U.S., we expect to recruit and train professionals at select locations with proven experience working with sophisticated prosthetic products to provide MyoPro devices for their patients.  In response to an application we filed in December 2017, the Centers for Medicare and Medicaid Services, or CMS, issued two new codes describing different versions of the MyoPro. We expect decisions relating to coverage policy determination and allowable reimbursement amounts for our MyoPro products from CMS in the first half of 2019, which may offer greater access to the MyPro for Medicare beneficiaries. However, there is no specified timetable for such a CMS decision, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts, if any, that we may be reimbursed by private insurance companies.

To bring the MyoPro to what we believe is the large number of potential patients outside of the U.S., we have begun discussions with regional companies that have established distribution channels in these markets and entered into an agreement with Ottobock for distribution in certain EU countries. In July 2017, we obtained CE Mark, which is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation for the MyoPro so that it can be marketed in Europe, and to seek regulatory approval via local partners in select other markets. In October 2017 we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country.

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

The two patent licenses discussed above were granted pursuant to a certain exclusive licensing agreement, as amended, or the License Agreement. Under the License Agreement, we have been granted access to those certain patent rights in exchange for the payment of royalties, which vary based on the level of our net sales. As part of the License Agreement, we must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The License Agreement can be terminated if certain sales targets are not achieved.

The future minimum amounts due under this agreement for the next five years are as follows:

2019	$25,000
2020	25,000
2021	25,000
2022	25,000
2023 year patents expire	25,000

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

Under the Federal Food, Drug and Cosmetic Act, or, FFDCA, medical devices are classified as Class I, Class II or Class III, depending on the degree of risk and the extent of control needed to ensure safety and effectiveness. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our classification registration to Class II for the MyoPro 2 family of products. These are generally low risk devices for which safety and effectiveness can be assured by safety and testing adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

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

Employees

As of December 31, 2018, we employed a total of 45 full time and 1 part time employees. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

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

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance.

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

We may not be able to obtain private third-party payer reimbursement, including reimbursement by Medicare,  for our products.

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the United States Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, in the year ended December 31, 2018, fewer than ten units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. As a result, our sales would be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we have filed the application for a unique HCPCS, code applicable to our product line. We received a favorable preliminary decision on our application in May 2018 and in November 2018 we announced that CMS had published two new codes pursuant to our application for HCPCS codes, which became effective in January 1, 2019. We believe the receipt of a HCPCS code could expand the pool of potential users of our products because Medicare eligible patients would have greater access to our products, especially those patients who are not able to afford our products without Medicare reimbursement. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes. We cannot make any assurance that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or to our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. We are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines.

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

While we are the manufacturer of record with the U.S. Food and Drug Administration, or the FDA, for the MyoPro device we sell, we have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the contract manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro pursuant to our specifications at its facility in Worcester, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, or ISO, standard 13485.

We also rely on third-party suppliers, some of which contract directly with Cogmedix, to supply certain components of the MyoPro products. Cogmedix does not have long-term supply agreements with most of their suppliers and, in many cases, makes purchases on a purchase order basis. We do not have any long-term supply agreement directly with Cogmedix’s suppliers. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If we, or Cogmedix, fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, or fail to effectively oversee the regulatory compliance of the supply chain, we could face regulatory enforcement, lose customer orders, our reputation may be harmed, and our business could suffer.

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

Since inception through December 31, 2018, we have shipped over 850 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 500 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and our financial statements for December 31, 2018 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the year ended December 31, 2018, we incurred a net loss of $10.3 million and for the year ended December 31, 2017, we incurred a net loss of $12.1 million. At December 31, 2018, we had an accumulated deficit of $45.3 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalent balance at December 31, 2018 was $6.5 million. In February 2019, we completed a public offering of our common stock, resulting in net proceeds to the Company of $5.6 million. Pro forma for the proceeds from the offering, our cash balance at December 31, 2018 was $12.1 million. Despite the successful offering, we do not expect that existing cash and net proceeds from the offering will be sufficient to fund our operations for the twelve months from the filing date of this Annual Report on Form 10-K. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the year ended December 31, 2018. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $6.5 million at December 31, 2018. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations. Based on our current operating plan, we anticipate that our existing cash and cash equivalents may not be sufficient to enable us to maintain our currently planned operations beyond the next twelve months from the filing date of these financial statements.

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

We utilize distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations, such as regulations for the labeling and advertising of our products, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. For example, we are restricted from promoting our products for any use that is beyond the scope of their applicable FDA classification regulation. Such promotion could result in enforcement action by the FDA, which may include, but is not limited to untitled letters or warning letters, recall or seizure of our products, and imposition of FDA’s premarket clearance or approval requirements.

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

The design, manufacture and marketing of the MyoPro products involve certain inherent risks. Manufacturing or design defects, unanticipated use of the MyoPro, or inadequate disclosure of risks relating to the use of MyoPro products can lead to injury or other adverse events. In addition, because the manufacturing of our products is outsourced to Cogmedix, we may not always be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to MyoPro products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of MyoPro products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Cogmedix contains a limitation on Cogmedix’s liability, and therefore we could be required to incur the majority of related costs. Our agreement with GRE does not contain a similar limitation of liability; however, a defect in connection with the fabrication of our products may result in significant costs in connection with lawsuits or refunds. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

For example, we have entered into an arrangement with Ottobock, effective January 1, 2017, for the distribution of our products in the U.S. and other countries. Ottobock has non-exclusive distribution rights to certain customers in the U.S. as well as certain other territories. In 2018 we and Ottobock have agreed to terminate the guaranteed minimum purchase requirements, allowing Myomo to work with other distributors to sell its products in these geographic markets. We have not recorded any product revenue from Ottobock in 2018.

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

Risks Related to Government Regulation

We are subject to extensive governmental regulations relating to the design, development, manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

Our products are regulated as medical devices in the United States under the FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See “Business — Government Regulation.”

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, or PMA, application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we recently elected to change our device listing to be under a Class II classification regulation. Under the classification regulation, we believe our device remains 510(k)-exempt as prescription battery powered devices that are indicated for relaxation training and muscle reeducation are generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices exceed the limitations on 510(k)-exemption such that premarket clearance is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

We are registered with the FDA as a manufacturer for medical devices. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements, such as the FDA’s medical device good manufacturing practice / Quality System Regulation, or QSR, requirements and the FDA’s medical device reporting, or MDR, requirements for certain device-related adverse events and malfunction, continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR, and comparable foreign regulations.

The process of complying with the applicable QRS, MDR, and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. If the FDA determines that we fail to comply with applicable regulatory requirements, they may issue a warning letter with one or more citations. This directive, if not closed promptly can result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing.

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register the MyoPro once it is already on the market or otherwise impact our ability to market the MyoPro in the US or other countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. For instance, the FDA may issue mandates, known as 522 orders, requiring us to conduct post-market surveillance studies of our devices. Failure to comply could result in enforcement of the FFDCA against us or our products including an agency request that we recall our MyoPro products.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payment Sunshine Act, created under the Health Reform Law, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies often scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subject entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We continue to monitor our quality management with our third-party manufacturers and suppliers to improve our overall level of compliance. Our facilities and those of our third-party manufacturers and key suppliers are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If the facilities of our third-party manufacturers and suppliers are found to be in violation of applicable laws and regulations, or if our third-party manufacturers and suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

We face risks in connection with the Affordable Care Act or its possible replacement or modifications.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the ACA, were signed into U.S. law. The ACA is introducing unprecedented changes into the US healthcare delivery and payment systems, including generally increasing the number of people with health insurance. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. Congress may consider other legislation to repeal or replace certain elements of the Affordable Care Act. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction (CSR) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. It is not clear how these developments, or other future potential changes to the ACA, will change the reimbursement model and market outlook for O&P devices such as the MyoPro. We intend to monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

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

Our revenue exceeded $750,000 for the fiscal years ended December 31, 2018 and 2017, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the License Agreement. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the License Agreement upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the License Agreement is terminated for any reason, our business will be harmed.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of December 31, 2018, we had 5,071,887 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $4.05 per share, and 723,744 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.42 per share. In addition, we have outstanding 38,269 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 3,560,894 shares of common stock remain outstanding as of March 6, 2019. The common stock warrants that we issued in our December 2017 public offering have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. These warrants have been repriced from $2.95 per share to $1.40 per share, the price per share in the Company’s February 2019 underwritten public offering. But, should the Company issue additional shares in the future below the current exercise price of these warrants, the exercise of these warrants will again have to be repriced. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of December 31, 2018, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 17% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been, and may continue to be, volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to March 6, 2019, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $1.15 to a high of $23.20 per share.

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

We have elected to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2022, (b) the date on which we have total annual gross revenue of at least $1.07 billion, or (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Under the JOBS Act, emerging growth companies can also delay adopting certain new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act.

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

We may be subject to adverse legislative or regulatory changes in tax laws that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. For example, the U.S. government recently enacted the Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income and an elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal  of many business deductions and credits (including a reduction the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additional changes to tax laws are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $35.5 million and $26.4 million, respectively, which begin to expire in the year 2028 and 2019 through 2027, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that an ownership change occurred in each of the third quarter of 2014 and the second quarter of 2015. The result of these ownership changes is that approximately $5 million of our pre-change net operating loss carryforwards will not be available to us to offset future taxable income. In addition, if it is determined that an ownership change occurred in conjunction with our common stock offering in February 2019, the amount of our NOLs available to offset future taxable income may be further reduced. As of the filing date of this

Annual Report on Form 10-K, we have not completed this analysis. We may undergo an ownership change in connection with future offerings or in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. Under the TCJA, U.S. federal net operating loss carryforwards generated after December 31, 2018 will not be subject to expiration.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to achieve reimbursement from third-party payers for our products, including the establishment of reimbursement codes from third-party payors for our products;
•

our dependence upon external sources for the financing of our operations, particularly given that our auditors’ report for our 2018 financial statements, which are included as part of this Form 10-K, contains a statement concerning our ability to continue as a “going concern;”

•	our ability to obtain and maintain our strategic collaborations and to realize the intended of such collaborations;
•	our ability to effectively execute our business plan;
•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;
•	our expectations as to our clinical research program and clinical results;
•	our ability to improve our products and develop new products;
•	our ability to manage the growth of our operations over time;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	our ability to gain and maintain regulatory approvals;
•	our ability to maintain relationships with existing customers and develop relationships with new customers;
•	our ability to compete and succeed in a highly competitive and evolving industry; and
•	other risks and uncertainties, including those listed under the captain “Risk Factors” in this Annual Report on Form 10-K .

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

Our primary offices are located at the Cambridge Innovation Center, One Broadway, 14 th Floor, in Cambridge, Massachusetts, where we have a month-to-month lease to operate an office consisting of 1,562 square feet of office and laboratory space. Additionally, we have offices at WeWork, 5049 Edwards Ranch, Fort Worth, TX, where we have a month-to-month lease to operate a call center for lead generation consisting of 167 square feet of office space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the U.S.

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

Holders of Record

On March 6, 2019, the closing price per share of our common stock was $1.22 as reported on The NYSE American, and we had approximately 144 stockholders of record (not including beneficial owners whose shares are held in street name).

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of any future indebtedness that we may incur could preclude us from paying dividends. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on Myomo’s common stock with the NYSE American Composite Index, and the NYSE American Medical Device Index for the period covering from June 9, 2017, the date of our IPO through the end of Myomo’s fiscal year ended December 31, 2018. The graph assumes an investment of $100.00 made on June 12, 2017, in (i) Myomo’s common stock, (ii) the stocks comprising the NYSE American’s Composite Index, (iii) the stocks comprising the NASDAQ Medical Equipment Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Myomo under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Myomo’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and the NYSE American’s Composite and NASDAQ Medical Equipment indices as of the close of trading on the last trading day of year presented.

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

You should read the following selected financial data together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes appearing at the end of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2018, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2018, 2017, 2016, and 2015 from our audited financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that should be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015
Statement of Operations Data:
Revenue	$2,444,104	$1,558,866	$1,103,277	$689,671
Cost of revenue	728,279	505,280	282,164	244,407
Gross margin	1,715,825	1,053,586	821,113	445,264
Operating expenses:
Research and development	1,838,633	1,751,731	1,120,951	869,130
Selling, general and administrative	10,405,609	5,849,969	2,975,164	3,109,637
	12,244,242	7,601,700	4,096,115	3,978,767
Loss from operations	(10,528,417)	(6,548,114)	(3,275,002)	(3,533,503)
Other expense (income)
Loss on early extinguishment of debt	—	135,244	—	—
Change in fair value of derivative liabilities	(36,269)	(116,795)	—	—
Debt discount on convertible notes	—	5,172,000	—	—
Interest (income) and other expense, net	(175,409)	358,916	342,020	196,059
	(211,678)	5,549,365	342,020	196,059
Net loss	(10,316,739)	(12,097,479)	(3,617,022)	(3,729,562)
Deemed dividend – accreted preferred stock discount	—	(274,011)	(108,739)	(108,626)
Cumulative dividend to Series B-1 preferred stockholders	—	(287,779)	(658,293)	(643,979)
Net loss available to common stockholders	$(10,316,739)	$(12,659,269)	$(4,384,054)	$(4,482,167)
Weighted average number of common shares outstanding:
Basic and diluted	12,292,402	4,317,864	1,060,892	999,263
Net loss per share available to common stockholders:
Basic and diluted	$(0.84)	$(2.93)	$(4.13)	$(4.49)

	Year Ended December 31,
	2018	2017	2016	2015
			(revised)
Balance Sheet Data:
Cash and cash equivalents	$6,540,794	$12,959,373	$797,174	$1,042,618
Working capital (deficiency)	6,018,790	12,360,670	(1,854,543)	424,939
Total assets	8,281,572	13,974,992	1,658,252	1,508,864
Notes payable, shareholder, current	—	—	876,458	147,650
Notes payable, MLSC, current	—	—	1,193,984	—
Accounts payable and other accrued expenses	1,743,427	1,277,236	714,010	349,845
Notes payable, MLSC, net of current position	—	—	—	747,671
Stockholders’ equity (deficiency)	6,425,885	12,445,778	(17,530,456)	(13,901,662)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Myomo is a wearable medical robotics company that offers expanded mobility for those suffering, with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional ADLs, in the home and community. It is custom constructed by a qualified O&P provider during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, the Company has begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they pay a fee.

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

In December 2016, we entered into an agreement with Ottobock, manufacturer of O&P devices and clinical services provider, to begin distributing the MyoPro product line in the U.S., Canada, Germany, Switzerland and Austria in 2017 upon regulatory approval. In accordance with the terms of this agreement, Ottobock agreed to certain minimum purchase requirements during the year ending December 31, 2017. We and Ottobock agreed that there would not be guaranteed minimum purchase requirements in 2018 and that Myomo may work with other distributors to sell its products in these geographic markets.

We currently sell almost exclusively in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the European Union, or EU. On October 24, 2017, we obtained a Medical Device License in Canada, which will enable us to sell the MyoPro in Canada.

Among private insurance companies, reimbursement amounts for our MyoPro devices currently range for $20,000 to $60,000 per unit, depending on the MyoPro model. The selling price of our MyoPro devices to our O&P channel partners range from $10,000 to $25,000 per unit depending on the MyoPro model.

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

Private Placement

In a private offering, concurrent with the closing of the IPO on June 9, 2017, we sold 557,216 units, or Units, to accredited investors for cash proceeds of $2,925,385. Each Unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. Each Unit was sold at a price of $5.25.

Follow-on Public Offering

On December 4, 2017, we completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. Pursuant to its terms, these warrants have been repriced from $2.95 per share to $1.40 per share, the price per share in our February 2019 underwritten public offering. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subsequent to the FPO, an aggregate of 1,205,556 of these warrants were exercised for additional gross proceeds of $3,556,000 during the year ended December 31, 2018.

On February 12, 2019, the Company completed a follow-on public offering in which the Company sold 4,542,500 shares of its common stock, at a price to the public of $1.40, which included the full exercise of its overallotment option to purchase an additional 595,500 shares of common stock. The gross proceeds to the Company, before deducting the underwriting discount and other offering expenses, was $6.4 million.

Shelf Registration

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company shall pay the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the date of filing of this Annual Report on Form 10-K, we have not sold any common stock under this facility.

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

Promissory Notes

We issued promissory notes, as amended, to a former holder of 5% or more of our common stock (the “Shareholder Notes”). The maturity date of these notes was June 8, 2019. On November 13, 2017, we entered into an agreement with the noteholder to further modify the terms of such promissory notes. Pursuant to the note amendments, we exercised our election to repay (i) up to 50% of the outstanding principal and any accrued but unpaid interest then due and payable under the Shareholder Notes by issuing shares of the Company’s equity equal to 80% of the price per share of common stock on the repayment date, and (ii) the remainder of the outstanding principal and any accrued but unpaid interest then due and payable under the Shareholder Notes by issuing shares of the Company’s equity equal to the price per share of common stock on the repayment date. On November 13, 2017, we issued 193,509 shares of common stock in satisfaction of the Shareholder Notes, repaying approximately $1,081,000 in principal and accrued but unpaid interest on these notes. The repayment satisfied all outstanding obligations under this note. In conjunction with this repayment, we recorded a loss on early extinguishment of debt of $135,200 in the fourth quarter of 2017.

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

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the years presented.

	Year-to-year change
	2018	2017	$	%
Revenue	$2,444,104	$1,558,866	$885,238	57%
Cost of revenue	728,279	505,280	222,999	44
Gross margin	$1,715,825	$1,053,586	$662,239	63%
Gross margin%	70%	68%		2%

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

Recently, the Company has begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee.

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

Total revenue increased by $885,000, or 57%. Product revenue increased by $939,000, due to a significantly higher average selling price, offset by a $54,000 decrease in grant revenue.  Product sales of $2,380,000 include $363,000 in direct sales to patients and reflect a $423,000 decrease in product sales to distributors primarily to Ottobock. There were no product sales made to Ottobock in the year ended December 31, 2018.

Grant revenue for the year ended December 31, 2018, was $65,000 compared with $118,000 for the year ended December 31, 2017. We expect that grant revenue will continue to decline in future periods as we complete our research activities associated with the grants.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, inventory reserves, warranty costs and royalties associated with licensed technologies. We also include the incremental costs incurred for our funded grants in cost of revenue.

Gross margin increased to 70% for the year ended December 31, 2018, as compared to 68% in the comparable 2017 period due to a significantly higher average selling price per unit offset by an increase in inventory and warranty provisions.

We expect our product gross margins to vary depending on amounts of reimbursements from third party payors and related average selling price, as well as mix of product and sales channels.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Year-to-year change
	2018	2017	$	%
Research and development	$1,838,633	$1,751,731	$86,902	5%
Selling, general and administrative	10,405,609	5,849,969	4,555,640	78
Total operating expenses	$12,244,242	$7,601,700	$4,642,542	61%

Research and development

Research and development, or R&D, expenses consist of costs for our research and development personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, costs required to comply with the regulatory requirements of the Food and Drug Administration and the cost of certain third-party contractors and travel expense. R & D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products. We expect R & D expenses to continue to increase on an annual basis.

R&D expenses increased by $87,000, or 5%. The increase was primarily due to an increase in personnel costs of $239,000, related to additional engineering personnel costs and an increase in share-based compensation. The increase in personnel costs were offset by a decrease in bonus compensation. In 2017 we awarded a special incentive bonus of $300,000 to an engineering executive.

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

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products, and costs required to comply with the regulatory requirements of the SEC, insurance and other corporate expenses. We expect that general and administrative expenses will increase as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products, while adding administrative and accounting support structure for our growing business.

Selling, general and administrative expenses increased by $4,556,000 or 78%. The increase was primarily due to increases in personnel costs of $2,451,000, professional services of $735,000, marketing expenses of $482,000, facilities costs of $422,000, and an increase in share-based compensation expense of $440,000. Personnel costs increased primarily as a result of adding headcount to support, sales, marketing and reimbursement efforts. This has the effect of increasing share-based compensation expenses as well. Professional and consulting fees increased reflecting a full year of being a public company and other costs supporting our reimbursement efforts. Marketing expenses increased by primarily for lead generation, public relations and trade shows. Facilities costs increased due to insurance, rent and office expenses.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Year-to-year change
	2018	2017	$	%
Loss on early extinguishment of debt	$—	$135,244	(135,244)	N/M
Change in fair value of derivative liabilities	(36,269)	(116,795)	80,526	(69)%
Debt discount on convertible notes	—	5,172,000	(5,172,000)	N/M
Interest (income) expense and other expense, net	(175,409)	358,916	(534,325)	N/M
Total interest(income) and other expense (income)	$(211,678)	$5,549,365	$(5,761,043)	(104)%

The loss on early extinguishment of debt of $135,000 in 2017 reflects the payoff of 50% of our Notes Payable, Shareholder balance including accrued but unpaid interest through the issuance of shares of the company at a 20% discount.

The change in the fair value of derivative liabilities of $81,000 is due to recording a derivative liability relating to warrants issued during the year ended December 31, 2017 and subsequent mark-to-market adjustments of our derivative liabilities primarily due to the decline in stock price during the year ended December 31, 2018.

The debt discount on convertible notes in 2017 resulted from the closing of our IPO, as the measurement of the value of the previously contingent embedded beneficial conversion option was now determinable and we were required under generally accepted accounting principles (GAAP) to recognize the value of the embedded beneficial conversion features and the warrants issued with the notes as a charge to interest expense. Because the combined relative fair value of the warrants and the value of the beneficial conversion feature exceeded the principal value of the convertible promissory notes, we recorded an immediate charge to interest expense for the debt discount in the statement of operations on June 9, 2017, our IPO closing date, equal to the $5,172,000 principal value of the notes. The Company did not hold debt during the year ended December 31, 2018.

The increase in interest and other expense of $534,000, net is primarily due to an increase in interest income due on cash held in our money market account due to the cash proceeds raised from our 2017 IPO.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2018	2017
GAAP net loss	$(10,316,739)	$(12,097,479)
Adjustments to reconcile to Adjusted EBITDA:
Loss on early extinguishment of debt	—	135,244
Interest expense	—	357,122
Interest (income) expense and other expense, net	(175,409)	1,793
Depreciation expense	69,682	11,415
Stock-based compensation	814,666	279,508
Debt discount on convertible notes	—	5,172,000
Change in fair value of derivative liabilities	(36,269)	(116,795)
Adjusted EBITDA	$(9,644,069)	$(6,257,192)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2018	2017
Cash	$6,540,794	$12,959,373
Working capital (deficiency)	$6,018,790	$12,360,670

We had working capital and stockholders’ equity of $6,019,000 and $6,426,000 respectively, as of December 31, 2018. In February 2019, we completed a follow-on offering of our common stock, generating net proceeds of approximately $5.6 million. Despite the successful offering, we do not expect that existing cash and net proceeds from the offering will be sufficient to fund our operations for the twelve months from the filing date of this Annual Report on Form 10-K, which in our view raises substantial doubt about our ability to continue as a going concern. Based upon our working capital and projected continued operating losses, we believe that the cash we currently have available will fund our operations through the end of calendar 2019. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, completing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Our plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet our obligations and execute our business plan by pursuing our product development initiatives and penetrating markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, including usage of our ATM facility, exercises of outstanding warrants, debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness; and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. There can be no assurance we will be successful in implementing our plans to alleviate substantial doubt.

Cash Flows

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(9,606,310)	$(6,153,419)
Net cash used in investing activities	(126,867)	(67,002)
Net cash provided by financing activities	3,337,598	18,382,620
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,395,579)	$12,162,199

Operating Activities. The net cash used in operating activities for the year ended December 31, 2018 was primarily used to fund a net loss of $10,317,000, adjusted for non-cash expenses in the aggregate amount of $897,000 of which $814,000 of non-cash adjustments related to stock-based compensation, and by $187,000 of cash used for changes in operating assets and liabilities, primarily related to decreases in accounts receivable, inventories, prepaid expenses and other current assets, and deferred revenue which was partially offset by increases in our accounts payable and other accrued expenses and other current liabilities.

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

Investing Activities. During the year ended December 31, 2018 our cash used in investing activities of $127,000 was for the acquisition of equipment.

During the year ended December 31, 2017 our cash used in investing activities of $67,000 was for the acquisition of equipment.

Financing Activities. During the year ended December 31, 2018 cash provided by financing activities of $3,338,000 was primarily due to $3,556,000 of proceeds received for the exercise of warrants. The increase was partially offset by $74,000 for employee statutory withholding taxes paid with the net settlement of vested restricted stock and $145,000 for payments of issuance costs.

During the year ended December 31, 2017, we completed our initial public offering generating $4,368,000 in net proceeds, excluding $438,000 of offering expenses incurred in 2016, and closed our concurrent private placement generating $2,923,000 in net proceeds. We also completed a secondary offering in December 2017 generating $10,408,000 in net proceeds. In addition, $1,770,000 of cash, was generated from our convertible note $2,977,000 of cash was provided from debt financings, partially offset by $21,000 paid for issuance costs.

Contractual Obligations and Contingent Liabilities at December 31, 2018

The following table summarizes our significant contractual obligations as of December 31, 2018:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Minimum royalty payments	$125,000	$25,000	$50,000	$50,000	$—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in year ended December 31, 2018, or in the year ended December 31, 2017.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include the allowance for doubtful accounts, the valuation of our deferred tax valuation allowances, warranty obligations, the fair value of our derivative liabilities and reserves for slow moving inventory.

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

Revenue Recognition

We derive revenue primarily from the sale of our products to O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, we have begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee. We recognize revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable. In certain cases, the Company ships the MyoPro device to O&P providers pending reimbursement from third party payors. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro. The Company recognizes revenue when payment has been received, as all of the revenue recognition criteria has been met.

We periodically receive federally-funded grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. Grant revenue is recognized when persuasive evidence of the arrangement exists, the service has been provided and adherence to specific parameters of the awarded grant have been met, the amount is fixed and determinable and collection is reasonable assured. We recognize the revenue on a completion of performance basis where no ongoing obligation exists, or ratably over the term of the grant if no specific performance is required. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Amounts received in advance are deferred.

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

Stock-Based Compensation

We account for stock awards to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2018 and 2017, and as a result, all potentially dilutive common shares are considered antidilutive for these years.

Recent Accounting Pronouncements

Revenue Related Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers—Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.  In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606).

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of certain new or revised financial accounting standards until they would apply to private companies. As such, the Company delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  The Company is adopting ASU No 2016-08 and related ASC 606 amendments effective January 1, 2019 using the modified retrospective method.

Based on the results of the Company’s assessment to date, this standard did not have a material impact on the Company’s financial statements for 2018 and is not expected to have a material impact in future years. The Company will enhance its revenue recognition disclosures, as required by this standard, including significant judgments and practical expedients used by the Company in applying the five-step revenue model. The cumulative impact to the Company’s accumulated deficit as of December 31, 2018 is expected to be de minimums.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods. We adopted this standard effective January 1, 2018, using a modified retrospective transition approach, which requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. We elected to no longer calculate an estimate of expected forfeitures and will begin recognizing forfeitures as they occur. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 was immaterial.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in OCI and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $6.5 million as of December 31, 2018, was deposited bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

JOBS Act

We qualify as an emerging growth company as defined in the JOBS Act. As an emerging growth company we may take advantage of relief from certain specified reporting requirements and other burdens that are otherwise applicable generally to public companies. Thus, an emerging growth company can delay the adoption of certain new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Our Board of Directors has adopted a Code of Business Conduct and Ethics, that applies to all directors, officers, and employees, which is available on our website at www.myomo.com . We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K by disclosing substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website available at www.myomo.com.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2018.

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

10.25**	Supply and Distribution Agreement between the Company and Ottobock (incorporated by reference to Exhibit 6.23 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.26*	Employment Agreement between the Company and Paul R. Gudonis, dated December 23, 2016 (incorporated by reference to Exhibit 6.24 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.27+	Employment Agreement between the Company and Jonathan Naft, dated December 23, 2016 (incorporated by reference to Exhibit 6.25 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.28*	Employment Agreement between the Company and Davie Mendelsohn, dated December 23, 2016 (incorporated by reference to Exhibit 6.26 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.29*	Employment Agreement between the Company and Ralph Goldwasser, dated December 23, 2016 (incorporated by reference to Exhibit 6.27 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.30**	Reseller Agreement with Össur Americas Inc., dated January 21, 2015 (incorporated by reference to Exhibit 6.28 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.31**	Letter for Renewal of Reseller Agreement from Össur Americas Inc., dated December 28, 2015 (incorporated by reference to Exhibit 6.29 contained in the Registrant’s Form 1-A filed on January 6, 2017

10.32*	Form of Amended MLSC 7% Promissory Note dated June 6, 2017 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

Exhibit No.	Exhibit Description

10.33*	Form of Amended Shareholder 10% Promissory Note dated November 13, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on November 14, 2017)

10.34*	Employment Agreement between the Company and Ralph Goldwasser, dated March 9, 2018 (incorporated by reference to Exhibit contained in the Registrant’s Form 10-K filed on March 12, 2018)

10.35

Transition and Consulting Agreement between the Company and Ralph Goldwasser, dated February 6, 2019 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on February 6, 2019)

10.36	Employment Agreement between the Company and David Henry, dated February 18, 2019 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on February 6, 2019)

10.37+#	2018 Stock Option and Incentive Plan and form of award agreements

23.1	Consent of Marcum LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

#	The agreement filed herewith is a corrected version of the agreement previously filed as Appendix A contained in our Definitive Proxy Statement filed on April 26, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2019.

Myomo, Inc.

By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2019

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019

/s/ Amy Knapp Amy Knapp	Director	March 12, 2019

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 12, 2019

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 12, 2019

/s/ Steve Sanghi Steve Sanghi	Director	March 12, 2019

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Myomo, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in redeemable and convertible preferred stock and stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, used cash from operations, has an accumulated deficit and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY
March 12, 2019

MYOMO, INC.

BALANCE SHEETS

December 31,	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,540,794	$12,959,373
Accounts receivable, net	382,258	297,039
Inventories, net	256,149	201,155
Prepaid expenses and other	695,276	388,275
Total Current Assets	7,874,477	13,845,842
Restricted cash	75,000	52,000
Deferred offering costs	144,582	—
Equipment, net	187,513	77,150
Total Assets	$8,281,572	$13,974,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,743,427	$1,277,236
Derivative liabilities	3,661	39,930
Deferred revenue	1,990	61,288
Customer advance payments	106,609	106,718
Total Current Liabilities	1,855,687	1,485,172
Deferred revenue, net of current portion	—	44,042
Total Liabilities	1,855,687	1,529,214
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share 100,000,000 shares authorized; 12,450,187 and 11,139,667 shares issued as of December 31, 2018 and 2017, respectively, and 12,449,379 and 11,138,859 shares outstanding as of December 31, 2018 and 2017, respectively.	1,245	1,114
Undesignated preferred stock par value $0.0001 per share; 25,000,000 authorized at December 31, 2018 and 2017. No shares issued or outstanding	—	—
Additional paid-in capital	51,720,630	47,423,915
Accumulated deficit	(45,289,526)	(34,972,787)
Treasury stock, at cost; 808 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	6,425,885	12,445,778
Total Liabilities and Stockholders’ Equity	$8,281,572	$13,974,992

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF OPERATIONS

For the year ended December 31,	2018	2017
Revenue	$2,444,104	$1,558,866
Cost of revenue	728,279	505,280
Gross margin	1,715,825	1,053,586
Operating expenses:
Research and development	1,838,633	1,751,731
Selling, general and administrative	10,405,609	5,849,969
	12,244,242	7,601,700
Loss from operations	(10,528,417)	(6,548,114)
Other expense (income)
Loss on early extinguishment of debt	—	135,244
Change in fair value of derivative liabilities	(36,269)	(116,795)
Debt discount on convertible notes	—	5,172,000
Interest (income) and other expense, net	(175,409)	358,916
	(211,678)	5,549,365
Net loss	(10,316,739)	(12,097,479)
Deemed dividend – accreted preferred stock	—	(274,011)
Cumulative dividend to Series B-1 preferred stockholders	—	(287,779)
Net loss available to common stockholders	$(10,316,739)	$(12,659,269)
Weighted average number of common shares outstanding:
Basic and diluted	12,292,402	4,317,864
Net loss per share available to common stockholders:
Basic and diluted	$(0.84)	$(2.93)

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF CHANGES IN REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIENCY) EQUITY

	Redeemable and Convertible Preferred Stock						Additional				Total Stockholders’
	Series B-1		Series A-1		Common stock		paid-in	Accumulated	Treasury stock		(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Equity
Balance, January 1, 2017	1,662,104	$8,174,693	960,083	$4,497,548	1,124,080	$112	$5,351,204	$(22,875,308)	808	$(6,464)	$(17,530,456)
Accretion of preferred stock	—	31,493	—	242,518	—	—	(274,011)	—	—	—	(274,011)
Proceeds from IPO, net of offering costs of $1,061,157	—	—	—	—	665,498	67	3,930,011	—	—	—	3,930,078
Proceeds from private placement, net of offering costs of $2,500	—	—	—	—	557,216	56	2,922,829	—	—	—	2,922,885
Conversion of Series A-1 and Series B-1 convertible preferred stock into common stock	(1,662,104)	(8,206,186)	(960,083)	(4,740,066)	2,622,187	262	12,945,990	—	—	—	12,946,252
Conversion of convertible promissory notes into common stock	—	—	—	—	1,055,430	106	5,467,283	—	—	—	5,467,389
Fair value of warrants issued with convertible promissory notes	—	—	—	—	—	—	5,172,000	—	—	—	5,172,000
Warrants issued to IPO selling agent deemed to be derivative liability	—	—	—	—	—	—	(156,725)	—	—	—	(156,725)
Common stock issued for the exercise of common stock options	—	—	—	—	80,085	8	26,946	—	—	—	26,954
Common stock issued for the exercise of warrants	—	—	—	—	34,800	3	102,657	—	—	—	102,660
Restricted stock vested	—	—	—	—	312	—	—	—	—	—	—
Shares of common stock issued for services	—	—	—	—	4,000	—	30,000	—	—	—	30,000
Shares of common stock issued for repayment of promissory notes	—	—	—	—	193,509	19	1,217,153	—	—	—	1,217,172
Proceeds of FBO, net of offering costs of $1,115,294	—	—	—	—	4,801,250	480	10,407,226	—	—	—	10,407,706
Additional shares issued pursuant to software license agreement	—	—	—	—	492	1	1,844	—	—	—	1,845
Stock-based compensation	—	—	—	—	—	—	279,508	—	—	—	279,508
Net loss	—	—	—	—	—	—	—	(12,097,479)	—	—	(12,097,479)
Balance, December 31, 2017	—	—	—	—	11,138,859	1,114	47,423,915	(34,972,787)	808	(6,464)	12,445,778
Common stock issued upon vesting of restricted stock units, net of 22,819 shares withheld for employee taxes					42,781	4	(74,217)				(74,213)
Exercise of common stock options					1,172	-	2				2
Exercise of common stock warrants					1,205,556	121	3,556,270				3,556,391
Restricted stock vested					61,011	6	(6)				—
Stock-based compensation					-		814,666				814,666
Net loss					—			(10,316,739)			(10,316,739)
Balance, December 31, 2018	—	$—	—	$—	12,449,379	$1,245	$51,720,630	$(45,289,526)	808	$(6,464)	$6,425,885

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,316,739)	$(12,097,479)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	69,682	11,415
Stock-based compensation	814,666	279,508
Bad debt expense	16,275	—
Amortization of debt discount	—	17,765
Debt discount on convertible notes	—	5,172,000
Inventory reserve	32,645	42,355
Common stock issued for services and software license	—	31,845
Change in fair value of derivative liabilities	(36,269)	(116,795)
Changes in operating assets and liabilities:
Accounts receivable	(101,494)	(182,533)
Inventories	(140,817)	(161,075)
Prepaid expenses and other	(307,001)	(235,938)
Accounts payable and other accrued expenses	466,191	563,225
Accrued interest	—	377,503
Deferred revenue	(103,340)	38,067
Customer advance payments	(109)	106,718
Net cash used in operating activities	(9,606,310)	(6,153,419)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(126,867)	(67,002)
Net cash used in investing activities	(126,867)	(67,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of issuance costs	(144,582)	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(74,213)	—
Proceeds from exercise of stock options	2	26,954
Proceeds from exercise of warrants	3,556,391	102,660
Proceeds from IPO, net of offering costs (1)	—	4,368,315
Proceeds from private placement, net of offering costs	—	2,922,885
Proceeds from FPO, net of offering costs	—	10,407,706
Proceeds from convertible promissory notes, net	—	1,770,000
Repayment of note payable, MLSC	—	(1,215,900)
Net cash provided by financing activities	3,337,598	18,382,620
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,395,579)	12,162,199
Cash, cash equivalents, and restricted cash beginning of year	13,011,373	849,174
Cash, cash equivalents, and restricted cash end of year	$6,615,794	$13,011,373
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$97,099
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$53,178	$—
Conversion of accrued interest to principal	$—	$21,916
Exchange of 2015 convertible promissory notes for 2016 convertible promissory notes	$—	$430,000
Accretion of convertible preferred stock to redemption value	$—	$274,011
Conversion of convertible preferred stock into common stock	$—	$12,946,252
Conversion of convertible promissory notes and accrued interest into common stock	$—	$5,467,389
Issuance of selling agent warrants in connection with IPO	$—	$156,725
Deferred offering costs to additional paid-in capital upon IPO closing (1)	$—	$438,237
Common stock issued for repayment of promissory notes and related accrued interest	$—	$1,217,172

(1)	IPO gross proceeds of $4,991,236 are reduced by $622,921 of IPO offering costs that were incurred in 2017. Another $438,237 of IPO deferred offering costs were paid for in 2016.

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company sells the product to orthotics and prosthetics (O&P) providers, the Veterans Health Administration (VA), rehabilitation hospitals, and through distributors. Recently, the Company has begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Initial Public Offering under Regulation A and Private Placement under Regulation D

On June 9, 2017, the Company completed its initial public offering (“IPO”) under Regulation A of the Securities Act of 1933, as amended, raising $4,991,235, before selling agent and other offering expenses of $1,061,157, through the sale of 665,498 shares of its common stock at a price to the public of $7.50 per share. On June 9, 2017, concurrent with the closing of the IPO, the Company also closed on a private placement under Regulation D Rule 506(b) pursuant to which it sold to accredited investors an aggregate of 557,216 units at $5.25 per unit, for aggregate proceeds of $2,925,385, before offering expenses of $2,500. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock exercisable for $7.50 per share. The combined aggregate gross proceeds raised were $7,916,620.

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

Follow-on Public Offering

On December 4, 2017, the Company completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants, of which warrants to purchase 3,560,894 shares of common stock were outstanding as of December 31, 2018, are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. See Note 14 – Subsequent Events. On December 6, 2017, the Company’s underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrant at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment, the Company sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of $10,316,739 and $12,097,479 during the years ended December 31, 2018 and 2017, respectively, and has an accumulated deficit of $45,289,526 and $34,972,787  at December 31, 2018 and 2017, respectively. Cash used in operating activities was $9,606,310 and $6,153,419 for the years ended December 31, 2018 and 2017, respectively.

In February 2019, the Company completed a follow-on offering of its common stock, generating net proceeds of approximately $5.6 million. The Company does not expect that its existing cash and net proceeds from the offering will be sufficient to fund its operations for the twelve months. from the filing date of these financial statements.

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

Management plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet its obligations and execute its business plan by pursuing its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company has access to capital resources through possible public or private equity offerings, including sales of common stock under the Sales Agreement, exercises of outstanding warrants, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. There can be no assurance the Company will be successful in implementing its plans to alleviate substantial doubt.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2018 and 2017.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	2018	2017
Cash and cash equivalents	$6,540,794	$12,959,373
Restricted cash	75,000	52,000
Total cash, cash equivalents, and restricted cash in the balance sheet	$6,615,794	$13,011,373

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2018, the Company recorded an allowance for doubtful account, which was immaterial to the financial statements. No allowance for doubtful accounts was necessary at December 31, 2017.

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

Demonstration units are sometimes provided to the Company’s indirect sales channel by the Company for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the statements of operations to selling, general, and administrative expense. During the years ended December 31, 2018 and 2017, respectively, the Company charged to operations approximately $256,700 and $26,900, respectively, of these units. Demonstrations units provided by the Company on its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units represent units provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are recorded at cost in the statements of operations as part of research and development expense. During the year ended December 31, 2018 and 2017 the Company charged to operations approximately $17,700 and $29,200, respectively, of these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2018 and 2017.

Accounts Payable and Other Accrued Expenses:

	2018	2017
Trade payables	$426,727	$264,890
Accrued compensation and benefits	1,027,757	642,425
Accrued directors fees	—	100,000
Other	288,943	269,921
	$1,743,427	$1,277,236

Derivative Liabilities

The Company accounts for warrants determined to be derivative financial instruments by recording the warrants as a liability at fair value and marks-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of December 31, 2018 and 2017, the Company’s only derivative liabilities are warrants issued to the selling agent for its IPO in 2017.

Revenue Recognition

The Company derives revenue primarily from the sale of its products to O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, the Company has begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee. The Company recognizes revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable. In certain cases, the Company ships the MyPro device to O&P practices pending reimbursement from third party payors. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro. The Company recognizes revenue when payment has been received, as all of the revenue recognition criteria has been met.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of certain new or revised financial accounting standards until they would apply to private companies. As such, we have delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

The Company receives federally-funded grants that require the Company to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. The Company’s grant revenue is recognized when persuasive evidence of the arrangement exists, the service has been provided and adherence to specific parameters of the awarded grant have been met, the amount is fixed and determinable and collection is reasonable assured. The Company recognized approximately $64,600 and $118,100, respectively, of grant income in 2018 and 2017, respectively. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations. Cost of revenue includes reimbursable costs of approximately $31,600 and $11,600 in 2018 and 2017, respectively. Amounts received in advance are deferred.

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

The Company files income tax returns in federal and state jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2015. Currently, there are no income tax audits in process.

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

Stock-based compensation expense of approximately $814,700 and $279,500 was recorded in research and development, selling, general and administrative expense in 2018 and 2017, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2018 and 2017, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2018 and 2017 consist of:

	2018	2017
Options	723,744	369,004
Warrants	5,071,887	6,277,443
Restricted stock units	38,125	—
Restricted stock	38,269	—
Total	5,872,025	6,646,447

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $136,300 and $31,000 in 2018 and 2017, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Reclassification

Certain prior period amounts included in the statement of cash flows for the year ended December 31, 2017 have been reclassified to conform to the current year’s presentation in accordance with ASU 2017-18.  See “Recent Accounting Pronouncements.”

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Recent Accounting Pronouncements

Revenue Related Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers—Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.  In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606).

The Company qualifies as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of certain new or revised financial accounting standards until they would apply to private companies. As such, the Company delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  The Company is adopting ASU No 2016-08 and related ASC 606 amendments effective January 1, 2019 using the modified retrospective method.

Based on the results of the Company’s assessment to date, this standard did not have a material impact on the Company’s financial statements for 2018 and is not expected to have a material impact in future years. The Company will enhance its revenue recognition disclosures, as required by this standard, including significant judgments and practical expedients used by the Company in applying the five-step revenue model. The cumulative impact to the Company’s accumulated deficit as of December 31, 2018 is expected to be de minimums.

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2020. ASU 2016-02 is not expected to have a material impact on the financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company adopted this standard effective January 1, 2018, using a modified retrospective transition approach, which requires that the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. We elected to no longer calculate an estimate of expected forfeitures and began recognizing forfeitures as they occur. The cumulative-effect adjustment to accumulated deficit at January 1, 2018 was immaterial.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practical. We adopted this standard in the first quarter of 2018. It did not have a material impact on the financial statements or disclosures.

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

In July 2017, the FASB issued ASU No. 2017-11, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU No. 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. ASU No. 2017-11 requires entities to recognize the effect of the down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU No. 2017-11 in an interim period, adjustments should be reflected as of the beginning of the interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU No. 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented. During the fourth quarter of 2017, we early adopted ASU No. 2017-11. The early adoption of ASU 2017-11 resulted in the warrants issued in conjunction with our December 2017 FPO, which contain the aforementioned down-round feature, being accounted for as an equity instrument rather than a derivative liability.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in OCI and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at December 31:

	2018	2017
Finished goods	$146,640	$122,000
Consigned inventory	135,635	97,980
Parts and components	48,874	23,530
	331,149	243,510
Less: excess and obsolete inventory reserves	(24,000)	(23,739)
Less: consigned inventory reserves	(51,000)	(18,616)
Inventories, net	$256,149	$201,155

Consigned inventory represents products that have been delivered for which the Company does not have the right to bill. At December 31, 2018 and 2017, the Company has recorded reserves for excess and obsolete inventory and consigned inventory for units that will not sold based on historical experience.

Note 5 — Equipment

Equipment consists of the following at December 31:

	2018	2017
Computer equipment	$76,424	$32,257
Sales demonstration units	155,293	54,003
R&D tools and molds	52,644	22,650
Furniture and fixtures	3,270	—
	287,631	108,910
Less: accumulated depreciation	(100,118)	(31,760)
Equipment, net	$187,513	$77,150

Note 6 — Fair Value of Financial Instruments

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

Cash equivalents and derivative liabilities (see Note 10) measured at fair value on a recurring basis at December 31, 2018 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018 Total
Cash equivalents	$6,037,456	—	—	$6,037,456
Common stock warrant liabilities	—	—	$3,661	$3,661

Cash equivalents and derivative liabilities (see Note 10) measured at fair value on a recurring basis at December 31, 2017 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017 Total
Cash equivalents	$10,459,435	—	—	$10,459,435
Common stock warrant liabilities	—	—	$39,930	$39,930

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2018 and 2017:

Common stock warrant liability
Balance – January 1, 2017	$—
Fair value of common stock warrant issued	156,725
Change in fair value of derivative liabilities	(116,795)
Balance – December 31, 2017	39,930
Change in fair value of derivative liabilities	(36,269)
Balance – December 31, 2018	$3,661

Assumptions utilized in the valuation of Level 3 liabilities at December 31, were as follows:

	2018	2017
Risk-free interest rate	2.51%	2.20%
Expected life	3.44 years	4.44 years
Expected volatility of underlying stock	62%	63%
Expected dividend yield	—	—

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

Note 7 — Common Stock

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the filing date of these financial statements, the Company has not sold any common stock under the Sales Agreement.

On June 9, 2017, the Company completed its IPO raising $4,991,235, before selling agent commissions and other offering expenses of $1,061,157, through the sale of 665,498 shares of its common stock at a price of $7.50 per share. On June 9, 2017, the Company concurrently closed on a private placement pursuant to which it sold to accredited investors an aggregate of 557,216 units at $5.25 per unit, for aggregate proceeds of $2,925,385, before offering expenses of $2,500. Each unit consists of one share of common stock and a three-year warrant to purchase one share of common stock exercisable for $7.50 per share.

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

On December 4, 2017, the Company completed a follow-on public offering (“FPO”) in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants, of which warrants to purchase 3,560,894 shares of common stock remain outstanding as of December 31, 2018, are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. See Note 14 – Subsequent Events. On December 6, 2017, the Company’s underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrant, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment, the Company sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subsequent to the FPO, an aggregate of 1,205,556 and 34,800 of these warrants were exercised during the years ended December 31, 2018 and 2017, respectively, for additional gross proceeds of $3,556,000 and $102,660 during the years ended December 31, 2018 and 2017, respectively.

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

During the year ended December 31, 2018 and 2017, the Company issued 1,172 and 80,085 shares of common stock through the exercise of stock options for proceeds of $2 and $26,954, respectively.

During the year ended December 31, 2018, the Company issued 42,781 shares of common stock, net 22,819 shares withheld for employee taxes, upon the vesting of restricted stock units.

During the year ended December 31, 2018 and 2017, the Company issued 61,011 and 312 shares of common stock upon the vesting of restricted stock awards, respectively.

Note 8 — Treasury Stock

Treasury stock is reported at cost and consists of 808 shares of common stock as of December 31, 2018 and 2017.

Note 9 — Stock Award Plans and Stock-based Compensation

Equity Incentive Plan

On June 19, 2018, the Company’s Shareholders and the Board of Directors approved the Myomo, Inc. 2018 Stock Options and Incentive Plan (the “2018 Plan”). The number of shares of common stock available for awards under the 2018 Plan was equal to 706,119 shares which carried over the remaining 86,119 shares available for grant under the 2016 Plan on April 1, 2018 and an increase of the share reserve by 620,000 shares. On January 1, 2019 and each January thereafter, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

At December 31, 2018, there were 505,153 shares available for future grant under the 2018 Plan.

On October 25, 2016, the Company’s shareholders approved the 2016 Equity Incentive Plan (2016 Plan) which became effective on June 9, 2017, the date that the Company completed its IPO. Upon effectiveness of the 2016 Plan, no additional awards have been granted under the Company’s prior equity incentive plans. The Company reserved 562,500 shares of its Common Stock for issuance under the 2016 Plan. Participation in the 2016 Plan will continue until all of the benefits to which the participants are entitled have been paid in full.

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

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2018 and 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2017	246,344	$0.5133	7.10	$132,121
Granted	210,600	2.6568
Forfeited or cancelled	(7,855)	0.9717
Exercised	(80,085)	0.3366
Balance at December 31, 2017	369,004	1.7652	8.65	$732,399
Granted	375,186	3.0700
Forfeited or cancelled	(13,632)	3.1100
Expired	(5,642)	1.6900
Exercised	(1,172)	3.8700
Balance at December 31, 2018	723,744	$2.4200	8.51	$157,260
Options exercisable at December 31, 2017	141,847	$0.6906	5.68	$99,879
Options exercisable at December 31, 2018	336,718	$1.9500	7.74	$141,506

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2018 and 2017. The weighted-average grant date fair value per share was $1.77 and $1.62 for the years ended December 31, 2018 and 2017, respectively. The assumptions underlying the calculation of grant date fair value are as follows:

	2018	2017
Volatility	60.00%-61.96%	62.71%-80.00%
Risk-free interest rate	2.65%-3.17%	0.58%-2.29%
Weighted-average expected option term (in years)	6.25-9.92	5.75-6.25
Dividend yield	0%	0%

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

Restricted Stock Awards

Restricted stock activity for the years ended December 31, 2018 and 2017 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as January 1, 2017	—	$—	—
Awarded	46,500	6.75
Vested	(312)	6.75
Canceled	(2,000)	6.75
Outstanding as December 31, 2017	44,188	6.75	6.75
Awarded	55,092	3.27
Vested	(61,011)	4.83
Canceled	—	—
Outstanding as of December 31, 2018	38,269	$4.80	1.39

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

On January 3, 2018, the Company issued 15,228 shares of common stock to members of the Company’s board of directors. The shares of stock were fully vested on the date of issuance and the Company recorded a charge to operations for the fair value of shares in the amount of $60,000.

On June 19, 2018, the Company issued 39,864 shares of common stock to members of the Company’s board of directors. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods. The restricted stock units become fully vested on June 30, 2019.

Restricted Stock Units

Restricted stock unit activity for the year ended December 31, 2018 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2018	—	—	—
Awarded	103,723	3.56
Vested	(65,598)	3.68
Canceled	—	3.35
Outstanding as of December 31, 2018	38,125	3.35	1.49

On January 2, 2018, the Company granted 88,723 restricted stock units to key employees. They were issued with lapsing forfeiture rights extending up to 24 months. At December 31, 2018, 23,123 restricted stock units were subject to forfeiture. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods. The Company recorded a charge in the amount of $242,551 for the year ended December 31, 2018.

On July 9, 2018, the Company granted 5,000 restricted stock units to an officer of the Company which vest in full on the first anniversary date.  The Company also issued 10,000 restricted stock units to the same officer which vest over four years.

Awards of restricted stock units are generally net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company attributes the value of stock-based compensation, net of estimated forfeitures, to operations on the straight-line method such that the expense associated with awards is evenly recognized over the vesting period.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and restricted stock awards to employees and directors, and restricted stock units to employees in the statements of operations as follow:

	2018	2017
Research and development	$103,457	$12,382
Selling, general and administrative	711,209	267,126
Total	$814,666	$279,508

As of December 31, 2018, there was approximately $586,600 of unrecognized compensation cost related to unvested stock options and is expected to recognized over a weighted-average period of 2.16years.

As of December 31, 2018, there was approximately $164,300 of total unrecognized compensation cost related to unvested restricted stock awards and is expected to recognized over a weighted-average period of 1.39 years.

As of December 31, 2018, there was approximately $ 116,800 of unrecognized compensation cost related to unvested restricted stock unit awards and is expected to recognized over a weighted-average period of 1.49 years.

Note 10 — Warrants

On June 9, 2017, the Company issued warrants for the purchase of 557,216 shares of common stock to investors in connection with a private placement that closed concurrently with the Company’s IPO, as more fully described in Note 1. The warrants are exercisable for three years from the date of the IPO and are fully vested and exercisable at any time by the holder at a price of $7.50 per share. The warrants can only be settled in the Company’s own shares, and as such, under ASC 815 “Derivatives and Hedging” the warrants were deemed to be equity instruments and, therefore are included in stockholders’ equity and no fair value adjustments are required from period-to-period.

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

On December 4, 2017, the Company issued 4,175,000 warrants to purchase shares of its common stock to investors in connection with its FPO, as more fully described in Note 1. The warrants, of which warrants to purchase 3,560,894 shares of common stock remain outstanding as of December 31, 2018, are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. The exercise price of these warrants has been subsequently reduced to $1.40 per share (see Note 14 – Subsequent Events). On December 6, 2017, the Company’s underwriters on its FPO exercised in full their option to purchase 626,250 shares of common stock and accompanying warrant. After giving effect to the full exercise of the over-allotment, the Company issued an aggregate 4,801,250 warrants to purchase an aggregate of 4,801,250 shares of common stock at an exercise price of $2.95 per share of common stock, which expire on December 4, 2022.

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

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2018 and 2017:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2017	8,228	8,228	$6.47	$6.47
Issued	6,304,015	6,220,515	3.84	3.85
Exercised	(34,800)	(34,800)	2.95	2.95
Balance, Dec 31, 2017	6,277,443	6,193,943	3.85	3.86
Previously issued warrants which became exerciseable	—	83,500	2.40	2.40
Issued	—	—	—	—
Exercised	(1,205,556)	(1,205,556)	2.95	2.95
Balance, Dec 31, 2018	5,071,887	5,071,887	$4.05	$4.05

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2018 was 3.23 years.

Note 11 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minority shareholder and employee of the Company. Sales to this related party are sold at standard list prices. During the years ended December 31, 2018 and 2017 revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $306,200 and $53,500, respectively. There were no amounts due for this related party as of December 31, 2018. Included in accounts receivable at December 31, 2017 is approximately and $77,600, respectively, and due to the related party.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $530,300 and $356,400 during the years ended December 31, 2018 and 2017, respectively. Included in accounts payable and accrued expenses at December 31, 2018 and 2017 is approximately $54,300 and $65,800, respectively, due to the related party.

An officer and director purchased 14,000 shares at $7.50 per share in the Company’s June 9, 2017 IPO. Certain directors and officers of the Company purchased 125,238 shares and 125,238 warrants to purchase shares of common stock, in the Company’s private placement under Regulation D Rule 506(b) that closed concurrently with its IPO on June 9, 2017, at the price of $5.25 per unit. The warrants are exercisable at an exercise price of $7.50 per share of common stock.

Certain directors and officers of the Company purchased 285,000 shares and 285,000 warrants to purchase shares of its common stock in the Company’s FBO, that closed on December 4, 2017, at the price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock.

Note 12 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Operating Leases

The Company has a month-to-month lease agreement for office space. Rent expense for the years ended December 31, 2018 and 2017 was approximately $352,800 and $221,200, respectively.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales. As part of the agreement, the Company must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The license agreement can be terminated if certain sales targets are not achieved. The royalty charge for each of the years ended December 31, 2018 and 2017 was $49,300 and $25,000, respectively, and is included as a component of cost of sales.

The future minimum amounts due under this agreement for the next five years are as follows:

2019	$25,000
2020	25,000
2021	25,000
2022	25,000
2023 (year patents expire)	25,000

Under the licensing agreement, the Company has issued 6,172 shares of Common Stock to MIT, including 492 shares on December 29, 2017, pursuant to a licensing agreement share adjustment provision in the event that the Company has a dilutive financing, as defined. The licensing agreement also includes an anti-dilution provision such that the licensor’s ownership of the outstanding Common Stock shall not fall below 1% on a fully diluted basis. Such issuances of Common Stock continue until the date upon which the Company received a total of $3,000,000 for its capital stock. After the date the funding threshold was met in 2007, the licensor has the right to purchase additional shares of common stock to maintain its pro rata ownership.

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain revenue and commercialization milestones of the Company required under the License Agreement. Under the waiver agreement, MIT waived the compliance with any and all of such milestone obligations prior to the date of the waiver agreement. For the year ended December 31, 2018 the Company met its minimum sales covenant of $750,000.

Clinical Research Studies

The Company had in-process contracts with various universities and a research hospital to conduct clinical research studies in 2018 to enhance the Company’s products, increase the body of evidence to support prescribing and reimbursing the Company’s devices, and to grow its range of product offerings. These contracts were completed in 2018.

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

Changes in warranty liability were as follows:

	2018	2017
Accrued warranty liability, beginning of year	$50,725	$63,147
Accrual provided for warranties issued during the period	23,452	14,867
Adjustments to prior accruals	38,382	570
Actual warranty expenditures	(20,559)	(27,859)
Accrued warranty liability, end of year	$92,000	$50,725

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

Major Customers

For the year ended December 31, 2018 two customers accounted for approximately 25% of revenues, excluding grant income which includes 13% from a related party. The Company sells its product to an orthotics and prosthetics practice whose ownership includes an individual who is both a minor shareholder and employee of the company.

For the year ended December 31, 2017 three customers accounted for approximately 23%, 17%, and 14%, of revenues, excluding grant income.

As of December 31, 2018, two customers accounted for approximately 20% and 16% of accounts receivable.

As of December 31, 2017, three customers accounted for approximately 55% of accounts receivable, 26% of which was due from the aforementioned related party, 18% and 11%.

Note 13 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 consist of the following:

	12/31/18	12/31/17
U.S. federal
Current	$—	$—
Deferred	(2,065,000)	(534,000)
State and local
Current	—	—
Deferred	(571,000)	(538,000)
	(2,636,000)	(1,072,000)
Deferred tax expense related to tax law change	—	2,909,000
Change in valuation allowance	2,636,000	(1,837,000)
Income tax provision	$—	$—

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2018 and 2017 is as follows:

	12/31/18	12/31/17
U.S. federal statutory rate	21.00%	34.00%
State income taxes, net of federal benefit	5.57%	4.67%
Federal rate change, deferred items	0.00%	(23.03)%
State rate change and other	(0.03)%	0.89%
Non-deductible interest	0.00%	(17.67)%
Federal NOLs to expire unutilized due to sec 382 limitation	0.00%	(14.02)%
Other permanent items	(0.98)%	(0.03)%
Change in valuation allowance	(25.56)%	15.19%
Effective rate	0.00%	0.00%

As of December 31, 2018, and 2017, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	12/31/18	12/31/17
Net operating loss carryover	$8,378,000	$5,925,000
Tax credits	178,000	190,000
Stock-based compensation	27,000	53,000
Other	440,000	219,000
Total deferred tax asset	9,023,000	6,387,000
Less: valuation allowance	(9,023,000)	(6,387,000)
Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2018 or 2017.

As of December 31, 2018 and 2017, the Company had approximately $35,519,000 and $26,425,000 of Federal net operating loss (“NOL”), and $29,212,000 and $22,046,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of $26,425,000, if not utilized, begin expiring in the year 2028. The Federal NOLs incurred in 2018 of $9,094,000 have an indefinite carryforward period. The state NOLs, if not utilized begin to expire in 2019 through 2027.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCIA) was signed into law. The enacted law reduces the corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. ASC 740 requires that the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. As a result of the enacted law, the Company is required to revalue deferred tax assets and liabilities at the enacted rate and reflect that change in its financial statements for the period that includes the date of enactment, since the deferred tax items would be expected to reverse at the reduced rate. As a result of the corporate tax rate decrease from the Tax Cuts and Jobs Act (TCIA), the deferred tax assets and valuation allowance have been reduced by approximately $2,909,000 at December 31, 2017.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2018 and 2017. For the years ended December 31, 2018 and December 31, 2017, the change in valuation allowance was a decrease of $2,636,000 and an increase of $1,837,000, respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2018, 2017 and 2016. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2015.

No accrued interest and penalties are included on the related tax liability accrual on the balance sheet. There are no accrued interest and penalties at December 31, 2018 and December 31, 2017.

Note 14 — Subsequent Events

Underwritten Public Offering

On February 12, 2019, the Company completed an underwritten public offering in which the Company sold 4,542,500 shares of its common stock at a price to the public of $1.40. All of the shares of common stock sold were offered by the Company and were pursuant to a prospectus dated July 16, 2018, and a preliminary prospectus supplement dated February 7, 2019, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (Registration No. 333-226045) (as amended, the “Registration Statement”), which the U.S. Securities and Exchange Commission declared effective on July 16, 2018.  The gross proceeds to the Company, before deducting the underwriting discount and estimated other offering expenses, were approximately $6.4 million.

On February 12, 2019, the Company issued to the underwriter a warrant (the “Underwriter Warrant”) to purchase 363,400 shares of common stock. The Underwriter Warrant has an exercise price $1.75 per share and may be exercised on a cashless basis in certain circumstances specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and will expire four years from the date of issuance. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction.

The Company issued warrants (the “2017 Warrants”) in its December 2017 public offering. Pursuant to the terms of the warrants, the sale and issuance in this underwritten public offering of Common Stock at a public offering price of $1.40 per share triggered an adjustment to the exercise price of the outstanding 2017 Warrants. The exercise price of such warrants was reduced from $2.95 per share to $1.40 per share, pursuant to the terms of such warrants.

Stock Awards Granted

Subsequent to December 31, 2018, the Company issued:

156 shares of common stock issued upon vesting of restricted stock awards with an aggregate fair value of $1.63 at the time of vesting.

91,368 shares of common stock granted restricted stock units (RSUs) to key employees with an aggregate fair value of $1.60 at the grant date.

On February 6, 2019, the Company announced the hiring of a Chief Financial Officer and pursuant to his employment agreement, the Company made the following grants for equity compensation to the Chief Financial Officer:

•

50,000 Incentive Stock Options which vest 25% on the first anniversary of February 18, 2019 grant date and thereafter in 36 equal monthly installments, subject to continuous service with the Company; and

•

20,000 Restricted Stock Units which vest 25% on the first anniversary of the February 18, 2019 grant date, and thereafter in 12 equal quarterly installments, subject to continuous service with the Company.