Form 10-Q
period 2019-03-31
MYOMO INC
filed 2019-05-14
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(617) 996-9058

Registrant’s Telephone Number, Including Area Code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

At May 1, 2019, the registrant had 17,097,453 shares of common stock, par value $0.0001 per share, outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to achieve reimbursement from third-party payers for our products, including the establishment of reimbursement codes from third-party payers for our products;
•

our dependence upon external sources for the financing of our operations, particularly given that our auditors’ report for our 2018 financial statements, which is included in our Annual Report on Form 10-K for the year ended December 31, 2018, contains a statement concerning our ability to continue as a “going concern”;

•	our ability to obtain and maintain our strategic collaborations and to realize the intended benefits of such collaborations;
•	our ability to effectively execute our business plan;
•	our ability to continue to innovate and develop new products;
•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;
•	our expectations as to our clinical research program and clinical results;
•	our ability to improve our products and develop new products;
•	our ability to manage the growth of our operations over time;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	our ability to gain and maintain regulatory approvals;
•	our ability to maintain relationships with existing customers and develop relationships with new customers; and
•	our ability to compete and succeed in a highly competitive and evolving industry.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,233,559	$6,540,794
Accounts receivable, net	399,895	382,258
Inventories, net	301,277	256,149
Prepaid expenses and other	784,720	695,276
Total Current Assets	10,719,451	7,874,477
Restricted cash	75,000	75,000
Deferred offering costs	131,976	144,582
Equipment, net	173,078	187,513
Total Assets	$11,099,505	$8,281,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,310,429	$1,743,427
Derivative liabilities	157,927	3,661
Deferred revenue	25,840	1,990
Customer advance payments	84,117	106,609
Total Current Liabilities	1,578,313	1,855,687
Non-Current Liabilities	—	—
Total Liabilities	1,578,313	1,855,687
Commitments and Contingencies
Stockholders’ Equity:
Common stock	1,710	1,245
Additional paid-in capital	57,536,979	51,720,630
Accumulated deficit	(48,011,033)	(45,289,526)
Treasury stock, at cost	(6,464)	(6,464)
Total Stockholders’ Equity	9,521,192	6,425,885
Total Liabilities and Stockholders’ Equity	$11,099,505	$8,281,572

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$830,066	$313,179
Cost of revenue	176,187	108,080
Gross margin	653,879	205,099
Operating expenses:
Research and development	535,254	372,359
Selling, general and administrative	2,801,420	2,235,637
	3,336,674	2,607,996

Loss from operations	(2,682,795)	(2,402,897)

Other expense (income)
Change in fair value of derivative liabilities	(41,970)	(15,307)
Interest income and other expense, net	(42,765)	(42,188)
	(84,735)	(57,495)

Net loss	$(2,598,060)	$(2,345,402)
Weighted average number of common shares outstanding:
Basic and diluted	14,941,518	11,899,456
Net loss per share
Basic and diluted	$(0.17)	$(0.20)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2019	12,450,187	$1,245	$51,720,630	$(45,289,526)	808	$(6,464)	$6,425,885
Cumulative impact of ASC 606				(123,447)			(123,447)
Proceeds of public offering, net offering costs of $710,572	4,542,500	454	5,648,474				5,648,928
Common stock issued upon vesting of restricted stock units, net of 45,459 shares withheld for employee taxes	95,001	10	144,546	—	—	—	144,556
Restricted stock vested	10,436	1	11,960				11,961
Fair value of warrants issued recorded as a derivative liability			(196,236)				(196,236)
Stock-based compensation	—	—	207,605	—	—	—	207,605
Net loss	—	—	—	(2,598,060)	—	—	(2,598,060)
Balance, March 31, 2019	17,098,124	$1,710	$57,536,979	$(48,011,033)	808	$(6,464)	$9,521,192

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2018	11,139,667	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 17,570 shares withheld for employee taxes	31,152	3	$(63,152)	—			(63,149)
Common stock issued for the exercise of warrants	1,203,556	120	3,550,370				3,550,490
Restricted stock vested	32,540	3	(3)	—	—	—	—
Stock-based compensation	—	—	336,355	—	—	—	336,355
Net loss	—	—	—	(2,345,402)	—	—	(2,345,402)
Balance, March 31, 2018	12,406,915	$1,240	$51,247,485	$(37,318,189)	808	$(6,464)	$13,924,072

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,598,060)	$(2,345,402)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	21,627	14,599
Stock-based compensation	207,605	336,355
Bad debt expense	16,275	—
Excess and obsolete inventory reserve	—	(645)
Change in fair value of derivative liabilities	(41,970)	(15,307)
Loss on disposal of asset	320	—
Changes in operating assets and liabilities:
Accounts receivable	(33,912)	145,594
Inventories	(131,871)	(63,923)
Prepaid expenses and other	(128,256)	15,182
Accounts payable and other accrued expenses	(432,998)	(327,390)
Deferred revenue	23,850	(24,423)
Other current liabilities	(22,492)	—
Net cash used in operating activities	(3,119,882)	(2,265,360)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(5,404)	(64,924)
Net cash used in investing activities	(5,404)	(64,924)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of issuance costs	12,606	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	156,517	(63,149)
Proceeds from exercise of warrants	—	3,550,490
Proceeds from public offering	5,648,928	—
Net cash provided by financing activities	5,818,051	3,487,341

Net increase in cash, cash equivalents and restricted cash	2,692,765	1,157,057

Cash, cash equivalents and restricted cash, beginning of period	6,615,794	13,011,373

Cash, cash equivalents and restricted cash, end of period	$9,308,559	$14,168,430

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$2,108	$27,944
Issuance of warrants recorded as a derivative liability	$196,236	$—

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products to orthotics and prosthetics (O&P) providers, the Veterans Health Administration, rehabilitation hospitals, and through distributors. Recently, the Company has begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $2.6 million and $2.3 million during the three months ended March 31, 2019 and 2018, respectively; and has an accumulated deficit of approximately $48.0 million at March 31, 2019. Cash used in operating activities was approximately $3.1 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

In February 2019, the Company completed a follow-on offering of its common stock, generating net proceeds of approximately $5.6 million. The Company does not expect that its existing cash and net proceeds from the offering will be sufficient to fund its operations for the twelve months from the filing date of these financial statements.

The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and the ability of the Company to obtain necessary financing to fund ongoing operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

Management plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet its obligations and execute its business plan by pursuing its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company has access to capital resources through possible public or private equity offerings exercises of outstanding warrants, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. There can be no assurance the Company will be successful in implementing its plans to alleviate substantial doubt.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2018 and 2017, and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2019 and December 31, 2018.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,233,559	$6,540,794
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash	$9,308,559	$6,615,794

Accounts Payable and Other Accrued Expenses:

	March 31, 2019	December 31, 2018
Trade payables	$525,624	$426,727
Accrued compensation and benefits	470,974	1,027,757
Accrued directors fees	23,750	—
Other	290,081	288,943
	$1,310,429	$1,743,427

Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2019, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606) using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the financial statements, either at initial implementation nor will it have a material impact on an ongoing basis.

The Company recognizes revenue after applying the following five steps:

1)	Identification of the contract, or contracts, with a customer,
2)	Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract
3)	Determination of the transaction price, including the constraint on variable consideration
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, performance obligations are satisfied

Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

In certain cases, the Company ships the MyoPro device to O&P providers pending reimbursement from third party payors. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro.  The Company recognizes revenue with practical expedient, ASC 606-10-32-8 using the probability-based expected value, and as a result recognizes revenue when payment has been received.

The Company periodically receives federally-funded grants that requires us to perform research activities as specified in each respective grant.  The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. As required under Topic 606, grant proceeds are now booked as a reduction in R&D expenses. The Company adopted the accounting standard on a modified retrospective method, and the prior comparative 2018 grant revenue has not been restated for presentation purposes.  Grant revenue was previously recognized when persuasive evidence of the arrangement existed, the service had been provided and adherence to specific parameters of the awarded grant were met, the amount was fixed and determinable and collection was reasonably assured.  The Company recognized the revenue on a completion of performance basis where no ongoing obligation existed, or ratably over the term if the grant of no specific performance was required. Direct costs related to these grants were reported as a component of research and development costs in the statements of operations except for reimbursable costs which were reported as a component of cost of revenue in the statement of operations.

The Company recognized approximately $4,500 of grant income in the three months ended March 31, 2018. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations.

Shipping and handling activities are not considered a contract performance obligation. The Company records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had an immaterial amount of deferred revenue as of December 31, 2018. The Company expects to satisfy its remaining performance obligations for these services and recognize the deferred revenue and related contract costs over the next twelve months.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

March 31, 2019
O&P providers	$650,664
Direct to patient	179,402
Total revenue from contracts with customer	$830,066

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers pending reimbursement from third party payors. Prior to the implementation of ASC 606, the Company had been accounting for this transaction at the time of shipping to an O&P provider by leaving inventory on the balance sheet until the uncertainty regarding payment had been resolved and by providing a consignment inventory reserve based upon the amounts historically collected under this program.  Under ASC 340-40-25, this inventory should now be expensed as of the date of shipment. For clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly, the cost of evaluations performed by the O&P providers are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient expensed to cost of revenue.

The Company recorded a net decrease to opening retained earnings of approximately $123,000 as of January 1, 2019 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the cost of obtaining a contract.

The cumulative effect of the changes made to the Company’s consolidated balance sheet for the adoption of Topic 606 were as follows:

Selected Balance Sheet Accounts	Balance at 12/31/18	Adjustments due to ASC 2014-09	Balance at 1/1/19
Assets
Inventories, net	$256,149	$(84,635)	$171,514
Prepaid expenses and other	695,276	(38,812)	656,464
Stockholders’ Equity
Accumulated deficit	(45,289,526)	(123,447)	(45,412,973)

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2019 and 2018, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	March 31,
	2019	2018
Stock options	723,746	573,504
Restricted stock units	33,126	40,001
Restricted stock	27,883	26,876
Stock warrants	5,071,887	5,073,887
Total	5,856,642	5,714,268

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

Note 4 — Inventories

Inventories consist of the following at:

	March 31, 2019	December 31, 2018
Finished goods	$296,727	$146,640
Consigned inventory	135,635	135,635
Parts and components	28,550	48,874
	460,912	331,149
Less: excess and obsolete inventory reserves	(24,000)	(24,000)
Less: consigned inventory reserves	(135,635)	(51,000)
Inventories, net	$301,277	$256,149

Consigned inventory represents products that have been delivered for which the Company does not have the right to bill. At March 31, 2019 and December 31, 2018, the Company recorded consigned inventory reserves for units that will not be sold based on historical experience.

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at March 31, 2019 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2019 Total
Cash equivalents	$8,730,149	—	—	$8,730,149
Derivative liabilities	—	—	$157,927	$157,927

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2019:

Common stock warrant liability
Balance – January 1, 2019	$3,661
Issuance of warrants	$196,236
Change in fair value of derivative liabilities	(41,970)
Balance – March 31, 2019	$157,927

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

Note 6 — Common Stock

During the three months ended March 31, 2019, the Company completed an underwritten public offering in which it sold 4,542,500 shares of its common stock generating net proceeds of approximately $5,649,000. In conjunction with the offering, the Company issued to the underwriter a warrant to purchase 363,400 shares of common stock at an exercise price of $1.75 per share.

During the three months ended March 31, 2019, 10,436 restricted stock grants vested and 95,001 (net of 45,459 shares withheld for employee taxes) of restricted stock units vested.

Note 7 — Warrants

On June 9, 2017, the Company issued warrants for the purchase of 33,275 shares of common stock to its IPO selling agent (the “June 2017 Warrants”). The June 2017 Warrants became fully vested, exercisable on December 9, 2017 by the holder at an exercise price of $8.25 per share and have a life of five years. The June 2017 Warrants include a fundamental transaction clause which provide for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivative and Hedging the June 2017 Warrants were deemed to be a derivative liability and are marked to market at each reporting period.  On March 31, 2019 and December 31, 2018, the derivative liability was marked to its then fair value market value of approximately $1,700 and $3,700 respectively.

Assumptions utilized in the valuation of the June 2017 Warrant, for the three months ended March 31, 2019, were as follows:

Risk-free interest rate	2.23%
Expected life	3.19 years
Expected volatility of underlying stock	59.47%
Expected dividend yield	—

On February 8, 2019, the Company issued warrants for the purchase of 363,400 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $1.75 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked to market at each reporting period. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the February 2019 Warrants of approximately $196,000 and on March 31, 2019 the derivative liability was marked to its then fair market value of approximately $156,000.

Assumptions utilized in the valuation of the February 2019 Warrant for the three months ended March 31, 2019, were as follows:

Risk-free interest rate	2.19%
Expected life	3.86 years
Expected volatility of underlying stock	60.00%
Expected dividend yield	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three months ended March 31, 2019 and 2018.

The assumptions underlying the calculation of grant date fair value per share are as follows:

	For the Three Months Ended March 31,
	2019	2018
Number of options granted	74,000	206,500
Volatility	61.35%-61.42%	62.08%
Risk-free interest rate	2.45%-2.50%	2.30-2.64%
Weighted-average expected option term (in years)	6.25	6.08
Dividend yield	—%	—%
Weighted-average fair value per share of grants	0.79	2.14

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees, restricted stock awards to employees and directors, and restricted stock units to employees, in the statements of operations as follow:

	March 31,
	2019	2018
Research and development	$27,138	$31,658
Selling, general and administrative	180,467	304,697

Total	$207,605	$336,355

As of March 31, 2019, there was approximately $544,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.25 years.

As of March 31, 2019, there was approximately $121,000 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.31 years.

As of March 31, 2019, there was approximately $117,000 unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.92 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the three months ended March 31, 2019 and 2018, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $26,000 and $75,000, respectively. Included in accounts receivable at March 31, 2019 is approximately $26,000. There were no amounts due from this related party as of December 31, 2018.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $110,000 and $127,000 during the three months ended March 31, 2019 and 2018, respectively. Included in accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 is approximately $84,000 and $54,000, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Major Customers

For the three months ended March 31, 2019, three customers accounted for approximately 15%, 13%, and 11% of revenues.

For the three months ended March 31, 2018, two customers accounted for approximately 24% (related party) and 17% of revenues. The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minor shareholder and employee of the Company.

At March 31, 2019, three customers accounted for approximately 20%, 20%, and 16% of accounts receivable.

At December 31, 2018, two customers accounted for approximately 20% and 16% of accounts receivable.

Note 11 — Subsequent Events

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

On June 9, 2017, we completed our initial public offering (the “IPO”), in which we sold 665,498 shares of common stock at an offering price of $7.50 per share. All then-outstanding shares of redeemable and convertible preferred stock converted to 2,622,187 shares of common stock at the closing of the IPO. Our shares are traded on the NYSE American under the symbol “MYO.” We received proceeds from the IPO of $4,659,000, net of selling agent commissions, but before other offering expenses of approximately $729,000. Selling agent commissions and other offering expenses have been recorded as a reduction of the proceeds received.

In a private offering concurrent with the closing of the IPO on June 9, 2017, we sold 557,216 units (the “Units”), to accredited investors for cash proceeds of $2,925,385. Each Unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. Each Unit was sold at a price of $5.25.

On December 4, 2017, we completed a follow-on public offering (the “FPO”), in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. The exercise price of these warrants has been subsequently reduced to $1.40 per share in connection with the Company’s February 2019 underwritten public offering. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subject to the FPO, an aggregate of 1,205,556 warrants were exercised for additional gross proceeds of $3,556,000 during the three months ended March 31, 2018. No warrants were exercised during the three months ended March 31, 2019.

Recent Developments

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

Shelf Registration

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  On February 7, 2019, the Company suspended this offering of our common stock.

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

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth our Revenue, Cost of Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2019	2018	$	%
Revenue	$830,066	$313,179	$516,887	165%
Cost of revenue	176,187	108,080	68,107	63%
Gross margin	$653,879	$205,099	$448,780	219%
Gross margin%	79%	65%		14%

Revenues

We derive revenue primarily from the sale of our products to O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, we have begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee.

With the adoption of ASC 606, grant revenue is recognized as an offset to research and development costs. We periodically receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We recognized an immaterial amount of grant revenue during the three months ended March 31, 2018.

Total revenue increased by $517,000, or 165%, due to a higher average selling price and combined with an increase in units sold.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, changes in inventory reserves, warranty costs and royalties associated with licensed technologies. For the three months ended March 31, 2018, we also include the incremental costs incurred for our federally funded grants in cost of revenue.

Gross margin increased to 79% during the three months ended March 31, 2019, compared to 65% for the three months ended March 31, 2018. The increase in gross margin was primarily due to a higher average selling price on our devices directly sold to patients as compared to the same period in prior year.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2019	2018	$	%
Research and development	$535,254	$372,359	$162,895	44%
Selling, general and administrative	2,801,420	2,235,637	565,783	25%
Total operating expenses	$3,336,674	$2,607,996	$728,678	28%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, costs required to comply with the regulatory requirements of the U.S. Food and Drug Administration (“FDA”), the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis.

R&D expenses increased by approximately $163,000 or 44%, during the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in headcount and associated personnel costs.

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

Selling, general and administrative expenses increased by approximately $566,000, or 25%, during the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to increases in headcount and associated personnel costs.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2019	2018	$	%
Change in fair value of derivative liabilities	$(41,970)	$(15,307)	$(26,663)	N/M
Interest (income) expense and other expense, net	(42,765)	(42,188)	(577)	N/M
Total interest (income) expense and other expense (income)	$(84,735)	$(57,495)	$(27,240)	N/M

The increase in the gain from the change in fair value of derivative liabilities is primarily due to the decrease in the fair value of the derivative liability for the warrant issued to our selling agent during the three months ended March 31, 2019 due to the decline in our stock price.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not include other income (expense);
•	Adjusted EBITDA does not include depreciation expense from fixed assets;
•	Adjusted EBITDA does not include the impact of stock-based compensation; and
•	Adjusted EBITDA does not include the change in value of our derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
GAAP net loss	$(2,598,060)	$(2,345,402)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense	(42,765)	(42,188)
Depreciation expense	21,627	14,599
Stock-based compensation	207,605	336,355
Change in fair value of derivative liabilities	(41,970)	(15,307)
Adjusted EBITDA	$(2,453,563)	$(2,051,943)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,233,559	$6,540,794
Working capital	$9,141,138	$6,018,790

We had working capital and stockholders’ equity of approximately $9,141,000 and $ 9,521,000, respectively, at March 31, 2019. We used approximately $3,100,000 in cash for operating activities during the three months ended March 31, 2019. In light of our cash burn, we, believe that our available cash and cash equivalents as of March 31, 2019 raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Based upon our working capital and projected continued operating losses, we expect that the cash we currently have available will fund our operations into the beginning of 2020. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Cash Flows

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(3,119,882)	$(2,265,360)
Net cash used in investing activities	(5,404)	(64,924)
Net cash provided by financing activities	5,818,051	3,487,341
Net (decrease) increase in cash, cash equivalents and restricted cash	$2,692,765	$1,157,057

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2019 was primarily used to fund a net loss of approximately $2,598,000, adjusted for non-cash expenses in the aggregate amount of $204,000, and by approximately $726,000 of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventories, prepaid expenses and other current assets and a decrease in our accounts payable and accrued expenses.

The net cash used in operating activities for the three months ended March 31, 2018 was primarily used to fund a net loss of approximately $2,345,000, adjusted for non-cash expenses in the aggregate amount of approximately $335,000, and by approximately $255,000 of cash provided by changes in the levels of operating assets and liabilities, primarily related a decrease in accounts payable and accrued expenses partially offset by a decrease in our accounts receivable.

Investing Activities. During the three months ended March 31, 2019 and 2018, our cash used in investing activities was for the purchase of equipment.

Financing Activities. During the three months ended March 31, 2019, cash provided by financing activities of $5,818,000 was primarily due to $5,649,000 of proceeds received from our public stock offering in February 2019.

During the three months ended March 31, 2018, cash provided by financing activities of $3,487,000 was primarily due to approximately $3,550,000 of proceeds received from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in three months ended March 31, 2019.

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

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the United States Department of Veterans Affairs (the “VA”), health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, in the year ended December 31, 2018, fewer than ten units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. As a result, our sales would be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

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

While we are the manufacturer of record with the U.S. Food and Drug Administration (the “FDA”), for the MyoPro device we sell, we have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the contract manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro pursuant to our specifications at its facility in Worcester, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, or ISO, standard 13485.

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

Since inception through March 31, 2019, we have shipped over 900 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 550 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and our financial statements for March 31, 2019 and December 31, 2018 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the three months ended March 31, 2019, we incurred a net loss of approximately $2.6 million, and for the year ended December 31, 2018, we incurred a net loss of approximately $10.3 million. At March 31, 2019, we had an accumulated deficit of approximately $48.0 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalent balance at March 31, 2019 was approximately $9.2 million, which includes net proceeds from a public offering of our common stock completed in February 2019 of approximately $5.6 million. Despite the successful offering, we do not expect that existing cash and net proceeds from the offering will be sufficient to fund our operations for the twelve months from the filing date of this Quarterly Report on Form 10-Q. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the three months ended March 31, 2019 and the year ended December 31, 2018. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $9.2 million at March 31, 2019. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

These and other factors could harm our ability to implement planned international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating g expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, or PMA, application for premarket clearance or approval. As the FDA is no w giving more attention to the differentiated performance of myoelectric controlled orthotics, we recently elected to change our device listing to be under a Class II classification regulation. Under the classification regulation, we believe our device remains 510(k)-exempt as prescription battery powered devices that are indicated for relaxation training and muscle reeducation are generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices exceed the l imitations on 510(k)-exemption such that premarket clearance is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

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

We rely on licenses to two core patents that are material to our business, including the development of the MyoPro. We have entered into an exclusive license agreement (the “License Agreement”), with the Massachusetts Institute of Technology, or MIT, for those certain patents that cover (i) a powered orthotic device worn on a patient’s elbow or other joint, that senses relatively low level signals in the vicinity of the joint generated by a patient having spinal cord or other nerve damage and (ii) a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder in attempt to move a body part with a powered orthotic device. Our rights to use these patents will be subject to the continuation of and our compliance with the terms of those licenses.

On November 15, 2016, we entered into a waiver agreement with the Massachusetts Institute of Technology, or MIT, with regard to certain obligations (the “Obligations Waiver”) under the License Agreement. The Obligations Waiver contemplates that we have not met certain revenue obligations (the “Revenue Obligations”), and certain commercialization obligation (the “Commercial Obligations”), which are required under the License Agreement. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future.

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

Infringement actions and other intellectual property claims brought against us, with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our products that infringe, unless we could obtain a license to use the technology covered by such patents or could redesign our products so that they do not infringe. A license may be available on commercially reasonable terms or none at all, and we may not be able to redesign our products to avoid infringement. Further, any modification to our products could require us to conduct clinical trials and revise our filings with the FDA and other regulatory bodies, which would be time consuming and expensive. In these circumstances, we may not be able to sell our products at competitive prices or at all, and our business and opera ting results could be harmed.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of March 31, 2019, we had 5,071,887 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $2.96 per share, and 784,705 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.22 per share. In addition, we have outstanding 33,126 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 3,560,894 shares of common stock remain outstanding as of March 31, 2019. The common stock warrants that we issued in our December 2017 public offering have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. These warrants have been repriced from $2.95 per share to $1.40 per share, the price per share in the Company’s February 2019 underwritten public offering. But, should the Company issue additional shares in the future below the current exercise price of these warrant s, the exercise of these warrants will again have to be repriced. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of March 31, 2019, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 16% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to May 1, 2019, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $1.15 to a high of $23.20 per share.

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

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when the y are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. For example, the U.S. government recently enacted the Tax Cuts and Jobs Act (the “TCJA”), that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income and an elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal  of many business deductions and credits (including a reduction the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additional changes to tax laws are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $35.5 million and $26.4 million, respectively, which begin to expire in the year 2028 and 2019 through 2027, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that an ownership change occurred in each of the third quarter of 2014 and the second quarter of 2015. The result of these ownership changes is that approximately $5 million of our pre-change net operating loss carryforwards will not be available to us to offset future taxable income. In addition, if it is determined that an ownership change occurred in conjunction with our common stock offering in February 2019, the amount of our NOLs available to offset future taxable income may be further reduced. As of the filing date of this Quarterly Report on Form 10-Q, we have not completed this analysis. We may undergo an ownership change in connection with future offering s or in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. Under the TCJA, U.S. federal net operating loss carryforwards generated after December 31, 2018 will not be subject to expiration.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
(b)	Recent Sales of Unregistered Securities

On February 12, 2019, the Company completed an underwritten public offering in which the Company sold 4,542,500 shares of its common stock at a price to the public of $1.40. In connection with this offering, the Company issued to the underwriter a warrant (the “Underwriter Warrant”) to purchase 363,400 shares of common stock on February 12, 2019. The Underwriter Warrant has an exercise price $1.75 per share and may be exercised on a cashless basis in certain circumstances specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and will expire four years from the date of issuance. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction.

(b) Use of Proceeds from Registered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

Exhibits Index

Exhibit No.	Exhibit Description

4.1	Form of Warrant to Purchase Common Stock to be issued by the Company to the Underwriter (incorporated by reference to Exhibit 4.1 in the Registrant’s Form 8-K filed on February 8, 2019)

10.1+

Transition and Consulting Agreement, dated February 6, 2019, by and between the Company and Ralph Goldwasser (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on February 6, 2019).

10.2+	Employment Agreement, dated February 6, 2019, by and between the Company and David Henry (incorporated by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed on February 6, 2019).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows and (iv) Condensed Statements of Stockholders’ Equity and (v) Notes to Condensed Unaudited Financial Statements.

+  Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 14, 2019

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)