Form 10-Q
period 2019-06-30
MYOMO INC
filed 2019-08-08
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

At July 31, 2019, the registrant has 17,139,666 shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,668,871	$6,540,794
Accounts receivable, net	331,013	382,258
Inventories, net	349,196	256,149
Prepaid expenses and other	817,478	695,276
Total Current Assets	8,166,558	7,874,477
Restricted cash	75,000	75,000
Deferred offering costs	108,402	144,582
Equipment, net	192,574	187,513
Total Assets	$8,542,534	$8,281,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,376,878	$1,743,427
Derivative liabilities	58,477	3,661
Deferred revenue	570	1,990
Customer advance payments	40	106,609
Total Current Liabilities	1,435,965	1,855,687
Non-Current Liabilities	—	—
Total Liabilities	1,435,965	1,855,687
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share, 100,000,000 shares authorized; 17,139,691 and 12,450,187 shares issued as of June 30, 2019 and December 31, 2018, respectively; and 17,138,883 and 12,449,379 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,713	1,245
Additional paid-in capital	57,687,680	51,720,630
Accumulated deficit	(50,576,360)	(45,289,526)
Treasury stock, at cost	(6,464)	(6,464)
Total Stockholders’ Equity	7,106,569	6,425,885
Total Liabilities and Stockholders’ Equity	$8,542,534	$8,281,572

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$880,349	$632,369	$1,710,415	$945,548
Cost of revenue	250,676	200,446	426,863	308,526
Gross margin	629,673	431,923	1,283,552	637,022
Operating expenses:
Research and development	535,898	486,982	1,071,152	859,341
Selling, general and administrative	2,800,119	2,627,005	5,601,540	4,862,642
	3,336,017	3,113,987	6,672,692	5,721,983

Loss from operations	(2,706,344)	(2,682,064)	(5,389,140)	(5,084,961)

Other expense (income)
Change in fair value of derivative liabilities	(99,449)	(2,661)	(141,420)	(17,968)
Interest income and other expense, net	(41,568)	(49,842)	(84,333)	(92,030)
	(141,017)	(52,503)	(225,753)	(109,998)

Net loss	$(2,565,327)	$(2,629,561)	$(5,163,387)	$(4,974,963)
Weighted average number of common shares outstanding:
Basic and diluted	17,105,527	12,407,758	16,033,584	12,155,600
Net loss per share
Basic and diluted	$(0.15)	$(0.21)	$(0.32)	$(0.41)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Six-Month Period Ended June 30, 2019
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2019	12,449,379	$1,245	$51,720,630	$(45,289,526)	808	$(6,464)	$6,425,885
Cumulative impact of ASC 606	—	—	—	(123,447)	—	—	(123,447)
Proceeds of public offering, net offering costs of $710,572	4,542,500	454	5,648,474	—	—	—	5,648,928
Common stock issued upon vesting of restricted stock units, net of 45,459 shares withheld for employee taxes	95,001	10	(72,125)	—	—	—	(72,115)
Restricted stock vested	10,436	1	—	—	—	—	1
Warrants issued as offering costs and recorded as a derivative liability	—	—	(196,236)	—	—	—	(196,236)
Stock-based compensation	—	—	396,325	—	—	—	396,325
Net loss	—	—	—	(2,598,060)	—	—	(2,598,060)
Balance, March 31, 2019	17,097,316	$1,710	$57,497,068	$(48,011,033)	808	$(6,464)	$9,481,281
Exercise of stock options	8,854	1	14	—	—	—	15
Common stock issued upon vesting of restricted stock units, net of 7,032 shares withheld for employee taxes	22,344	1	(6,357)	—	—	—	(6,356)
Restricted stock vested	10,369	1	(73)	—	—	—	(72)
Stock-based compensation	—	—	197,028	—	—	—	197,028
Net loss	—	—	—	(2,565,327)	—	—	(2,565,327)
Balance, June 30, 2019	17,138,883	$1,713	$57,687,680	$(50,576,360)	808	$(6,464)	$7,106,569

	Six-Month Period Ended June 30, 2018
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2018	11,138,859	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 17,570 shares withheld for employee taxes	31,152	3	(63,152)	—	—	—	(63,149)
Common stock issued for the exercise of warrants	1,203,556	120	3,550,370	—	—	—	3,550,490
Restricted stock vested	32,540	3	(3)	—	—	—	—
Stock-based compensation	—	—	336,355	—	—	—	336,355
Net loss	—	—	—	(2,345,402)	—	—	(2,345,402)
Balance, March 31, 2018	12,406,107	$1,240	$51,247,485	$(37,318,189)	808	$(6,464)	$13,924,072
Common stock issued upon vesting of restricted stock units, net of 1,692 shares withheld for employee taxes	3,934	(1)	(5,040)	—	—	—	(5,041)
Exercise of common stock	1,172	—	2	—	—	—	2
Common stock issued for the exercise of warrants	2,000	1	5,900	—	—	—	5,901
Restricted stock vested	937	1	(1)	—	—	—	—
Stock-based compensation	—	—	155,725	—	—	—	155,725
Net loss	—	—	—	(2,629,561)	—	—	(2,629,561)
Balance, June 30, 2018	12,414,150	$1,241	$51,404,071	$(39,947,750)	808	$(6,464)	$11,451,098

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,163,387)	$(4,974,963)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	45,076	28,900
Stock-based compensation	593,353	492,080
Excess and obsolete inventory reserve	—	28,887
Change in fair value of derivative liabilities	(141,420)	(17,968)
Loss on disposal of asset	2,481	—
Other non-cash charges	12,606	—
Changes in operating assets and liabilities:
Accounts receivable	51,245	(87,912)
Inventories	(195,397)	(109,498)
Prepaid expenses and other	(161,014)	(74,507)
Other assets	23,574	—
Accounts payable and other accrued expenses	(366,549)	122,099
Deferred revenue	(1,420)	(17,466)
Customer advance payments	(106,569)	—
Net cash used in operating activities	(5,407,421)	(4,610,348)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(34,903)	(81,457)
Net cash used in investing activities	(34,903)	(81,457)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of issuance costs	-	(49,042)
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(78,542)	(68,190)
Proceeds from exercise of stock options	15	2
Proceeds from exercise of warrants	—	3,556,391
Proceeds from public offering	5,648,928	—
Net cash provided by financing activities	5,570,401	3,439,161

Net increase (decrease) in cash, cash equivalents and restricted cash	128,077	(1,252,644)

Cash, cash equivalents and restricted cash, beginning of period	6,615,794	13,011,373

Cash, cash equivalents and restricted cash, end of period	$6,743,871	$11,758,729

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$17,715	$34,142
Issuance of warrants recorded as a derivative liability	$196,236	$—

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products to orthotics and prosthetics (O&P) providers, the Veterans Health Administration, rehabilitation hospitals, and through distributors. Recently, the Company has begun providing devices directly to patients and billing their insurance companies directly, often utilizing the clinical services of O&P providers for which they are paid a fee. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $5.2 million and $5.0 million during the six months ended June 30, 2019 and 2018, respectively; and has an accumulated deficit of approximately $50.6 million at June 30, 2019. Cash used in operating activities was approximately $5.4 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2019 and for the six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2018 and 2017, and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2019 and December 31, 2018.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$6,668,871	$6,540,794
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash	$6,743,871	$6,615,794

Accounts Payable and Other Accrued Expenses:

	June 30, 2019	December 31, 2018
Trade payables	$429,459	$426,727
Accrued compensation and benefits	632,887	1,027,757
Accrued directors fees	23,750	—
Other	290,782	288,943
	$1,376,878	$1,743,427

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

The Company recognized approximately $4,500 and $9,000 of grant income in the three and six months ended June 30, 2018. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations.

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

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Clinical/Medical providers	$781,089	$1,431,753
Direct to patient	99,260	278,662
Total revenue from contracts with customer	$880,349	$1,710,415

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third party payors. Prior to the implementation of ASC 606, the Company had been accounting for this transaction at the time of shipping to an O&P provider by leaving consigned inventory on the balance sheet until the uncertainty regarding payment had been resolved and by providing a consignment inventory reserve based upon the amounts historically collected under this program.  Under ASC 340-40-25, this inventory should now be expensed as of the date of shipment. For clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly, the cost of evaluations performed by the O&P providers are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient expensed to cost of revenue.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the six months ended June 30, 2019 and 2018, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	June 30,
	2019	2018
Stock options	772,488	594,861
Restricted stock units	403,989	34,375
Restricted stock	17,401	65,803
Stock warrants	5,435,287	5,071,887
Total	6,629,165	5,766,926

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

Note 4 — Inventories

Inventories consist of the following at:

	June 30, 2019	December 31, 2018
Finished goods	$26,769	$46,261
Consigned inventory	—	135,635
Parts and components	346,427	149,253
	373,196	331,149
Less: excess and obsolete inventory reserves	(24,000)	(24,000)
Less: consigned inventory reserves	—	(51,000)
Inventories, net	$349,196	$256,149

Consigned inventory represents products that have been delivered for which the Company has not met the criteria to recognize revenue. At December 31, 2018, the Company recorded consigned inventory and associated reserves for units that will not be sold based on historical experience.  Consigned inventory and the associated reserves were reversed upon adoption of ASC 606 on January 1, 2019.  See Note 3 – Summary of Significant Accounting Policies – Cost of Revenue.

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at June 30, 2019 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2019 Total
Cash equivalents	$6,361,649	$—	$—	$6,361,649
Derivative liabilities	$—	$—	$58,477	$58,477

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2019:

Common stock warrant liability
Balance – January 1, 2019	$3,661
Issuance of warrants	196,236
Change in fair value of derivative liabilities	(141,420)
Balance –June 30, 2019	$58,477

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

Note 6 — Common Stock

During the six months ended June 30, 2019, the Company completed an underwritten public offering in which it sold 4,542,500 shares of its common stock generating net proceeds of approximately $5,649,000. In conjunction with the offering, the Company issued to the underwriter a warrant to purchase 363,400 shares of common stock at an exercise price of $1.75 per share.

During the six months ended June 30, 2019, 8,854 stock optionswere exercised.

During the six months ended June 30, 2019, 20,805 shares of restricted stock vested and 117,345 (net of 52,491 shares withheld for employee taxes) of restricted stock units vested.

Note 7 — Warrants

On June 9, 2017, the Company issued warrants for the purchase of 33,275 shares of common stock to its IPO selling agent (the “June 2017 Warrants”). The June 2017 Warrants became fully vested, exercisable on December 9, 2017 by the holder at an exercise price of $8.25 per share and have a life of five years. The June 2017 Warrants include a fundamental transaction clause which provide for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivative and Hedging the June 2017 Warrants were deemed to be a derivative liability and are marked to market at each reporting period.  On June 30, 2019 and December 31, 2018, the derivative liability was marked to its then fair value market value of approximately $300 and $3,700 respectively.

Assumptions utilized in the valuation of the June 2017 Warrant, for the six months ended June 30, 2019, were as follows:

Risk-free interest rate	1.76%
Expected life	2.94 years
Expected volatility of underlying stock	61.73%
Expected dividend yield	—

On February 8, 2019, the Company issued warrants for the purchase of 363,400 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $1.75 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked to market at each reporting period The Company computed the fair value of the derivative liability using the Black-Scholes Option Valuation Model. The Company determined that the Binomial Lattice Model was not materially different to the Black Scholes Option Valuation Model. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the February 2019 Warrants of approximately $196,000 and on June 30, 2019 the derivative liability was marked to its then fair market value of approximately $58,000.

Assumptions utilized in the valuation of the February 2019 Warrant for the six months ended June 30, 2019, were as follows:

Risk-free interest rate	1.74%
Expected life	3.61 years
Expected volatility of underlying stock	62.13%
Expected dividend yield	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the six months ended June 30, 2019 and 2018.

The assumptions underlying the calculation of grant date fair value per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Number of options granted	102,500	30,500	176,500	237,000
Weighted-average expected volatility	63.24%	60.45%	62.53%	60.45%
Weighted-average risk-free interest rate	1.93%	2.94%	2.17%	2.94%
Weighted-average expected option term (in years)	6.60	6.68	6.46	6.68
Weighted-average dividend yield	—%	—%	—%	—%
Weighted-average fair value per share of grants	0.53	2.08	0.64	2.14

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

On June 19, 2018, the Company’s Shareholders and the Board of Directors approved the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  The number of shares of common stock available for awards under the 2018 Plan at inception was equal to 706,119 shares, which included the remaining 86,119 shares available for grant under the 2016 Plan on April 1, 2018.  On January 1, 2019, the number of shares reserved and available for issuance under the 2018 Plan increased by 620,000 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1, beginning on January 1, 2019, by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

Awards of restricted stock units are generally net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company accounts for stock awards to employees and non-employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Prior to the adoption of ASU 2018-07 Compensation – Stock Compensation Improvement to Non-Employee Share-Based Payments on January 1, 2019, options granted to consultants and other non-employees were recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options vested, and the fair value of such instruments, as adjusted, was expensed over the related vesting period.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees, restricted stock awards to employees and directors, and restricted stock units to employees, in the statements of operations as follow:

	Six Months Ended
	June 30,
	2019	2018
Research and development	$52,850	$57,624
Selling, general and administrative	540,503	434,456
Total	$593,353	$492,080

As of June 30, 2019, there was approximately $415,700 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.56 years.

As of June 30, 2019, there was approximately $76,000 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.43 years.

As of June 30, 2019, there was approximately $376,100 unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.72 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the six months ended June 30, 2019 and 2018, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $26,000 and $238,500, respectively.  There were no amounts due from this related party at June 30, 2019 and December 31, 2018.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $235,000 and $232,000 during the six months ended June 30, 2019 and 2018, respectively. Included in accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 is approximately $42,000 and $54,000, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Major Customers

For the six months ended June 30, 2019, there were no individual customers who accounted for more than 10% of revenues.

For the six months ended June 30, 2018, one customer accounted for approximately 26% (related party) of revenues. The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minor shareholder and employee of the Company.

At June 30, 2019, four customers accounted for approximately 18%, 16%, 11%, and 11% of accounts receivable.

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

Overview

Myomo is a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living (“ADLs”), in the home and community. It is custom constructed by a qualified O&P practitioner during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products to O&P providers, the Veterans Health Administration (the “VA”), rehabilitation hospitals, and through distributors. Recently, the Company has begun selling directly to patients, often utilizing the services of O&P providers for which they are paid a fee.

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

We currently sell almost exclusively in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This will enable us to sell the MyoPro to individuals in the European Union (the “EU”). On October 24, 2017, we obtained a Medical Device License in Canada, which will enable us to sell the MyoPro in Canada.

In May 2018, we announced that the Centers for Medicare & Medicaid Services (the "CMS") has published a favorable preliminary decision regarding the Company’s application for Healthcare Common Procedure Coding System (“HCPCS”) “L” codes. We had filed this application in December 2017 to have the CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.” In November 2018, we announced that the CMS had published two new codes pursuant to our application for HCPCS codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.

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

On December 4, 2017, we completed a follow-on public offering (the “FPO”), in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. The exercise price of these warrants has been subsequently reduced to $1.40 per share in connection with the Company’s February 2019 underwritten public offering. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subject to the FPO, an aggregate of 1,205,556 warrants were exercised for additional gross proceeds of $3,556,000 during the six months ended June 30, 2018. No warrants were exercised during the six months ended June 30, 2019.

Recent Developments

Underwritten Public Offering

On February 12, 2019, the Company completed an underwritten public offering in which the Company sold 4,542,500 shares of its common stock at a price to the public of $1.40. All of the shares of common stock sold were offered by the Company and were pursuant to a prospectus dated July 16, 2018, and a preliminary prospectus supplement dated February 7, 2019, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (Registration No. 333-226045) (as amended, the “Registration Statement”), which the U.S. Securities and Exchange Commission (the “SEC”) declared effective on July 16, 2018.  The gross proceeds to the Company were approximately $6.4 million, After deducting the underwriting discount and estimated other offering expenses, net proceeds were approximately $5.6 million.

On February 12, 2019, the Company issued to the underwriter a warrant (the “Underwriter Warrant”) to purchase 363,400 shares of common stock. The Underwriter Warrant has an exercise price $1.75 per share and may be exercised on a cashless basis in certain circumstances specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and expires four years from the date of issuance. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction.

Shelf Registration

On July 2, 2018, the Company filed the Registration Statement with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  On February 7, 2019, the Company suspended this offering of our common stock.

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

2018

The following table sets forth our Revenue, Cost of Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2019	2018	$	%	2019	2018	$	%
Revenue	$880,349	$632,369	$247,980	39%	$1,710,415	$945,548	$764,867	81%
Cost of revenue	250,676	200,446	50,230	25%	426,863	308,526	118,337	38%
Gross margin	$629,673	$431,923	$197,750	46%	$1,283,552	$637,022	$646,530	101%
Gross margin%	72%	68%		4%	75%	67%		8%

Revenues

We derive revenue primarily from the sale of our products to O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, we have begun providing devices directly to patients and billing their insurance companies directly, utilizing the clinical services of O&P providers for which they are paid a fee.

With the adoption of ASC 606, grant revenue is recognized as an offset to research and development costs. We periodically receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We recognized an immaterial amount of grant revenue during the six months ended June 30, 2019.

Total revenue increased by $248,000, or 39%, for the three months ended June 30, 2019 as compared to the same period in 2018, and by $765,000, or 81%, for the six months ended June 30, 2019 as compared to the same period in 2018.  The increases were due to increases in units sold, partially offset by lower average selling prices..

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, changes in inventory reserves, warranty costs and royalties associated with licensed technologies. For the six months ended June 30, 2019, we also include the incremental costs incurred for our federally funded grants in cost of revenue.

Gross margin increased to 72% during the three months ended June 30, 2019, compared to 68% for the three months ended June 30, 2018 and increased to 75% during the six months ended June 30, 2019, compared to 67% for the six months ended June 30, 2018. The increases in gross margin were primarily due to cost reductions realized on the MyoPro during the three and six months ended June 30, 2019.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2019	2018	$	%	2019	2018	$	%
Research and development	$535,898	$486,982	$48,916	10%	$1,071,152	$859,341	$211,811	25%
Selling, general and administrative	2,800,119	2,627,005	173,114	7%	5,601,540	4,862,642	738,898	15%
Total operating expenses	$3,336,017	$3,113,987	$222,030	7%	$6,672,692	$5,721,983	$950,709	17%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, costs required to comply with the regulatory requirements of the U.S. Food and Drug Administration (the “FDA”), the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis.

R&D expenses increased by approximately $49,000, or 10%, during the three months ended June 30, 2019, as compared to the same period in 2018, and by approximately $212,000, or 25%, during the six months ended June 30, 2019, as compared to the same period in 2018. The increases were primarily due to increases in headcount and associated personnel costs and product development.

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

Selling, general and administrative expenses increased by approximately $173,000, or 7%, during the three months ended June 30, 2019, as compared to the same period in 2018, and increased by approximately $739,000, or 15%, during the six months ended June 30, 2019, as compared to the same period in 2018. The increases were primarily due to increases in headcount and associated personnel costs, particularly associated with reimbursement activities.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2019	2018	$	%	2019	2018	$	%
Change in fair value of derivative liabilities	$(99,449)	$(2,661)	$(96,788)	N/M	$(141,420)	$(17,968)	$(123,452)	687%
Interest (income) expense and other expense, net	(41,568)	(49,842)	8,274	N/M	(84,333)	(92,030)	7,697	-8%
Total interest (income) expense and other expense (income)	$(141,017)	$(52,503)	$(88,514)	N/M	$(225,753)	$(109,998)	$(115,755)	105%

The increases in the gain from the change in fair value of derivative liabilities is primarily due to the decreases in the fair value of the derivative liability for the warrant issued to our selling agent during each of the three and six months ended June 30, 2019 due to the decline in our stock price.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net loss	$(2,565,327)	$(2,629,561)	$(5,163,387)	$(4,974,963)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense	(41,568)	(49,842)	(84,333)	(92,030)
Depreciation expense	23,449	14,301	45,076	28,900
Stock-based compensation	197,028	155,724	593,353	492,080
Change in fair value of derivative liabilities	(99,449)	(2,661)	(141,420)	(17,968)
Adjusted EBITDA	$(2,485,867)	$(2,512,039)	$(4,750,711)	$(4,563,981)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$6,668,871	$6,540,794
Working capital	$6,730,593	$6,018,790

We had working capital and stockholders’ equity of approximately $6,731,000 and $7,107,000, respectively, at June 30, 2019. We used approximately $5,407,000 in cash for operating activities during the six months ended June 30, 2019. In light of our cash burn, we, believe that our available cash and cash equivalents as of June 30, 2019 raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Based upon our working capital and projected continued operating losses, we expect that the cash we currently have available will fund our operations into the beginning of 2020. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Cash Flows

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(5,407,421)	$(4,610,348)
Net cash used in investing activities	(34,903)	(81,457)
Net cash provided by financing activities	5,570,401	3,439,161
Net (decrease) increase in cash, cash equivalents and restricted cash	$128,077	$(1,252,644)

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2019 was primarily used to fund a net loss of approximately $5,163,000, adjusted for non-cash expenses in the aggregate amount of $512,000, and by approximately $756,000 of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in inventories, and prepaid expenses and other current assets and decreases in our accounts payable and accrued expenses and customer advance payments.

The net cash used in operating activities for the six months ended June 30, 2018 was primarily used to fund a net loss of approximately $4,975,000, adjusted for non-cash expenses in the aggregate amount of approximately $532,000, and by approximately $167,000 of cash used by changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventories and prepaid expenses and other assets, offset by an increase in accounts payable and accrued expenses.

Investing Activities. During the six months ended June 30, 2019 and 2018, our cash used in investing activities was for the purchase of equipment.

Financing Activities. During the six months ended June 30, 2019, cash provided by financing activities of approximately $5,570,000 was primarily due to $5,649,000 of proceeds received from our public stock offering in February 2019.

During the six months ended June 30, 2018, cash provided by financing activities of $3,439,000 was primarily due to $3,556,000 of proceeds received for the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the six months ended June 30, 2019.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception through June 30, 2019, we have shipped over 950 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fall 2012 and we have shipped approximately 580 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and our financial statements for June 30, 2019 and December 31, 2018 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the six months ended June 30, 2019, we incurred a net loss of approximately $5.2 million, and for the year ended December 31, 2018, we incurred a net loss of approximately $10.3 million. At June 30, 2019, we had an accumulated deficit of approximately $50.6 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalent balance at June 30, 2019 was approximately $6.7 million, which includes net proceeds from a public offering of our common stock completed in February 2019 of approximately $5.6 million. Despite the successful offering, we do not expect that existing cash and net proceeds from the offering will be sufficient to fund our operations for the twelve months from the filing date of this Quarterly Report on Form 10-Q. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the six months ended June 30, 2019 and the year ended December 31, 2018. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $6.7 million at June 30, 2019. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

The market for myoelectric braces is new and the rate of adoption is uncertain, and important assumptions about the potential market for our products may be inaccurate.

The market for myoelectric braces, or orthotics, is new and the rate of adoption is uncertain. Our estimates of market size are derived from statistics regarding the number of individuals with paralysis, but not necessarily limited to their upper extremities. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if orthotics will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

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

For example, we have entered into an arrangement with Ottobock, effective January 1, 2017, for the distribution of our products in the U.S. and other countries. Ottobock has non-exclusive distribution rights to certain customers in the U.S. as well as certain other territories. In 2018 we and Ottobock have agreed to terminate the guaranteed minimum purchase requirements, allowing Myomo to work with other distributors to sell its products in these geographic markets. We have recorded $86,000 of product revenue from Ottobock in 2019.

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

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our products or technology or advance our business strategies. Potential acquisitions involve numerous risks, including:

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in the United States and around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

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

Some of our employees were previously employed at other medical device companies, including our competitors or potential competitors, and we may hire employees in the future that are so employed. We could in the future be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. If any of these technologies or features are important to our products, this could prevent us from selling those products and could have a material adverse effect on our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and divert the attention of management.

Risks Related to Our Securities

Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants are exercised or converted.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of June 30, 2019, we had 5,435,287 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $2.88 per share, and 772,488 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.10 per share. In addition, we have outstanding 33,126 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 3,560,894 shares of common stock remain outstanding as of June 30, 2019. The common stock warrants that we issued in our December 2017 public offering have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. These warrants have been repriced from $2.95 per share to $1.40 per share, the price per share in the Company’s February 2019 underwritten public offering. But, should the Company issue additional shares in the future below the current exercise price of these warrants, the exercise of these warrants will again have to be repriced. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of June 30, 2019, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately xx% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to July 31, 2019, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.66 to a high of $23.20 per share.

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

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We do not have any control over these analysts. We currently have limited research coverage by securities industry analysts and we may be unable to maintain analyst coverage or have analysts initiate coverage on us. If securities industry analysts cease coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage on us, the market price and market trading volume of our common stock could be negatively affected.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. For example, the U.S. government recently enacted the Tax Cuts and Jobs Act (the “TCJA”), that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income and an elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal  of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additional changes to tax laws are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds from Registered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

Exhibits Index

Exhibit No.	Exhibit Description

10.1+	Amendment to Consulting Agreement, dated May 20, 2019, by and between the Company and Ralph Goldwasser (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on May 22, 2019).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report Form 10-Q for the six months ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows and (iv) Condensed Statements of Stockholders’ Equity and (v) Notes to Condensed Unaudited Financial Statements.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date August 8, 2019

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)