Form 10-Q
period 2019-09-30
MYOMO INC
filed 2019-11-12
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2019

or

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

At November 4, 2019, the registrant has 17,199,710 shares of common stock, par value $0.0001 per share, outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•

our ability to achieve reimbursement from third-party payers for our products, including the establishment of coverage and payment policies for our reimbursement codes from third-party payers for our products;

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,328,355	$6,540,794
Accounts receivable, net	134,006	382,258
Inventories, net	454,379	256,149
Prepaid expenses and other current assets	786,732	695,276
Total Current Assets	5,703,472	7,874,477
Restricted cash	75,000	75,000
Deferred offering costs	133,976	144,582
Equipment, net	170,330	187,513
Total Assets	$6,082,778	$8,281,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,552,307	$1,743,427
Derivative liabilities	43,942	3,661
Deferred revenue	2,942	1,990
Customer advance payments	63,567	106,609
Total Current Liabilities	1,662,758	1,855,687
Non-Current Liabilities	1,495	—
Total Liabilities	1,664,253	1,855,687
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share, 100,000,000 shares authorized; 17,189,737 and 12,450,187 shares issued as of September 30, 2019 and December 31, 2018, respectively; and 17,188,929 and 12,449,379 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,716	1,245
Additional paid-in capital	57,787,751	51,720,630
Accumulated deficit	(53,364,478)	(45,289,526)
Treasury stock, 808 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	4,418,525	6,425,885
Total Liabilities and Stockholders’ Equity	$6,082,778	$8,281,572

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$606,619	$608,981	$2,317,034	$1,554,529
Cost of revenue	194,375	193,577	621,237	502,103
Gross margin	412,244	415,404	1,695,797	1,052,426
Operating expenses:
Research and development	544,679	449,673	1,615,831	1,309,014
Selling, general and administrative	2,692,613	2,674,160	8,294,153	7,536,802
	3,237,292	3,123,833	9,909,984	8,845,816

Loss from operations	(2,825,048)	(2,708,429)	(8,214,187)	(7,793,390)

Other expense (income)
Change in fair value of derivative liabilities	(14,536)	(13,310)	(155,955)	(31,278)
Interest (income) and other expense, net	(22,394)	(45,297)	(106,727)	(137,327)
	(36,930)	(58,607)	(262,682)	(168,605)

Net loss	$(2,788,118)	$(2,649,822)	$(7,951,505)	$(7,624,785)
Weighted average number of common shares outstanding:
Basic and diluted	17,158,731	12,415,494	16,412,754	12,244,075
Net loss per share
Basic and diluted	$(0.16)	$(0.21)	$(0.48)	$(0.62)

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Nine-Month Period Ended September 30, 2019
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2019	12,449,379	$1,245	$51,720,630	$(45,289,526)	808	$(6,464)	$6,425,885
Cumulative impact of ASC 606	—	—	—	(123,447)	—	—	(123,447)
Proceeds of public offering, net offering costs of $710,572	4,542,500	454	5,603,375	—	—	—	5,603,829
Common stock issued upon vesting of restricted stock units, net of 45,459 shares withheld for employee taxes	95,001	10	(72,125)	—	—	—	(72,115)
Restricted stock vested	10,436	1	—	—	—	—	1
Warrants issued as offering costs and recorded as a derivative liability	—	—	(196,236)	—	—	—	(196,236)
Stock-based compensation	—	—	396,325	—	—	—	396,325
Net loss	—	—	—	(2,598,060)	—	—	(2,598,060)
Balance, March 31, 2019	17,097,316	$1,710	$57,451,969	$(48,011,033)	808	$(6,464)	$9,436,182
Exercise of stock options	8,854	1	14	—	—	—	15
Common stock issued upon vesting of restricted stock units, net of 7,032 shares withheld for employee taxes	22,344	1	(6,357)	—	—	—	(6,356)
Restricted stock vested	10,369	1	(73)	—	—	—	(72)
Stock-based compensation	—	—	197,028	—	—	—	197,028
Net loss	—	—	—	(2,565,327)	—	—	(2,565,327)
Balance, June 30, 2019	17,138,883	$1,713	$57,642,581	$(50,576,360)	808	$(6,464)	$7,061,470
Exercise of stock options	1,074	$-	$1	$-	-	$-	1
Common stock issued upon vesting of restricted stock units, net of 3,015 shares withheld for employee taxes	41,837	3	(1,782)	—	—	—	(1,779)
Restricted stock vested	7,135	—	—	—	—	—	—
Stock-based compensation	—	—	146,951	—	—	—	146,951
Net loss	—	—	—	(2,788,118)	—	—	(2,788,118)
Balance, September 30, 2019	17,188,929	$1,716	$57,787,751	$(53,364,478)	808	$(6,464)	$4,418,525

	Nine-Month Period Ended September 30, 2018
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2018	11,138,859	$1,114	$47,423,915	$(34,972,787)	808	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 17,570 shares withheld for employee taxes	31,152	3	(63,152)	—	—	—	(63,149)
Common stock issued for the exercise of warrants	1,203,556	120	3,550,370	—	—	—	3,550,490
Restricted stock vested	32,540	3	(3)	—	—	—	—
Stock-based compensation	—	—	336,355	—	—	—	336,355
Net loss	—	—	—	(2,345,402)	—	—	(2,345,402)
Balance, March 31, 2018	12,406,107	$1,240	$51,247,485	$(37,318,189)	808	$(6,464)	$13,924,072
Common stock issued upon vesting of restricted stock units, net of 1,692 shares withheld for employee taxes	3,934	(1)	(5,040)	—	—	—	(5,041)
Exercise of stock options	1,172	—	2	—	—	—	2
Common stock issued for the exercise of warrants	2,000	1	5,900	—	—	—	5,901
Restricted stock vested	937	1	(1)	—	—	—	—
Stock-based compensation	—	—	155,725	—	—	—	155,725
Net loss	—	—	—	(2,629,561)	—	—	(2,629,561)
Balance, June 30, 2018	12,414,150	$1,241	$51,404,071	$(39,947,750)	808	$(6,464)	$11,451,098
Common stock issued upon vesting of restricted stock units, net of 1,653 shares withheld for employee taxes	3,971	1	(3,223)	—	—	—	(3,222)
Restricted stock vested	17,102	1	(1)	—	—	—	—
Stock-based compensation	—	—	150,881	—	—	—	150,881
Net loss	—	—	—	(2,649,822)	—	—	(2,649,822)
Balance, September 30, 2018	12,435,223	$1,243	$51,551,728	$(42,597,572)	808	$(6,464)	$8,948,935

The accompanying notes are an integral part of the condensed financial statements.

MYOMO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,951,505)	$(7,624,785)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	70,678	48,833
Stock-based compensation	740,304	642,961
Excess and obsolete inventory reserve		26,645
Change in fair value of derivative liabilities	(155,955)	(31,278)
Loss on disposal of asset	2,481	—
Other non-cash charges	14,634	(16,275)
Changes in operating assets and liabilities:
Accounts receivable	248,252	(39,510)
Inventories	(302,608)	(151,332)
Prepaid expenses and other	(130,268)	(332,591)
Other assets	(2,000)	—
Accounts payable and other accrued expenses	(191,120)	413,317
Deferred revenue	2,447	(29,284)
Customer advance payments	(43,042)	—
Net cash used in operating activities	(7,697,702)	(7,093,299)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(38,261)	(117,370)
Net cash used in investing activities	(38,261)	(117,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of issuance costs	—	(117,273)
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(80,321)	(71,412)
Proceeds from exercise of stock options	16	2
Proceeds from exercise of warrants	—	3,556,391
Proceeds from public offering	5,603,829	—
Net cash provided by financing activities	5,523,524	3,367,708

Net decrease in cash, cash equivalents and restricted cash	(2,212,439)	(3,842,961)

Cash, cash equivalents and restricted cash, beginning of period	6,615,794	13,011,373

Cash, cash equivalents and restricted cash, end of period	$4,403,355	$9,168,412

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$17,715	$53,178
Issuance of warrants recorded as a derivative liability	$196,236	$—

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

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of approximately $8.0 million and $7.6 million during the nine months ended September 30, 2019 and 2018, respectively; and had an accumulated deficit of approximately $53.4 million at September 30, 2019. Cash used in operating activities was approximately $7.7 million and $7.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

On October 22, 2019, the Company entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (the “Lender”).  Under the Term Loan, the Company received gross proceeds of $3.0 million,excluding fees and expenses.  Including an original issue discount, the Company will repay the Lender $3.3 million. .Management plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet its obligations, repay its debt and execute its business plan by pursuing its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings (if approved by the Lender), or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. There can be no assurance the Company will be successful in implementing its plans to alleviate substantial doubt.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2019, or any other period. These condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2018 and 2017, and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2019 and December 31, 2018.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$4,328,355	$6,540,794
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash	$4,403,355	$6,615,794

Accounts Payable and Other Accrued Expenses:

	September 30, 2019	December 31, 2018
Trade payables	$346,493	$426,727
Accrued compensation and benefits	813,655	1,027,757
Accrued directors fees	23,750	—
Accrued warranty costs	65,230	92,000
Accrued professional fees	102,233	44,660
Other	200,946	152,283
	$1,552,307	$1,743,427

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

Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the financial statements at initial implementation.  Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis.

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

In certain cases, the Company ships the MyoPro device to O&P providers or directly to patients pending reimbursement from third party payors. As a result of these arrangements, elements of the revenue recognition criteria have not been met upon shipment of the MyoPro.    During the three and nine months ended September 30, 2019, the Company recognized revenue of approximately $164,000 from O&P providers or third party payors for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

The Company recognized approximately $10,100 and $19,100 of grant income in the three and nine months ended September 30, 2018. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which are reported as a component of cost of revenue in the statements of operations.

Shipping and handling activities are not considered a contract performance obligation. The Company records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had an immaterial amount of deferred revenue as of September 30, 2019.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019
Clinical/Medical providers	$405,914	$1,837,667
Direct to patient	200,705	479,367
Total revenue from contracts with customer	$606,619	$2,317,034

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third party payors. Prior to the implementation of ASC 606, the Company had been accounting for this transaction at the time of shipping to an O&P provider by leaving consigned inventory on the balance sheet until the uncertainty regarding payment had been resolved and by providing a consignment inventory reserve based upon the amounts historically collected under this program.  Under ASC 340-40-25, this inventory is expensed as of the date of shipment. For clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly, the cost of evaluations performed by the O&P providers are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient expensed to cost of revenue.

The Company recorded a net decrease to opening retained earnings of approximately $123,000 as of January 1, 2019 due to the cumulative impact of adopting Topic 606.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2019 and 2018, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	September 30,
	2019	2018
Stock options	668,785	626,619
Restricted stock units	385,337	43,751
Restricted stock	10,266	48,707
Stock warrants	5,435,287	5,071,887
Total	6,499,675	5,790,964

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements. As an emerging growth company, the Company will delay adoption of ASU 2016-02 until January 1, 2020.

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed in Note 11 herein, there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at:

	September 30, 2019	December 31, 2018
Finished goods	$35,165	$46,261
Consigned inventory	—	135,635
Parts and components	419,214	149,253
	454,379	331,149
Less: excess and obsolete inventory reserves	—	(24,000)
Less: consigned inventory reserves	—	(51,000)
Inventories, net	$454,379	$256,149

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at September 30, 2019 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2019 Total
Cash equivalents	$3,828,167	$—	$—	$3,828,167
Derivative liabilities	$—	$—	$43,942	$43,942

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2019:

Common stock warrant liability
Balance – January 1, 2019	$3,661
Issuance of warrants	196,236
Change in fair value of derivative liabilities	(155,955)
Balance –September 30, 2019	$43,942

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

Note 6 — Common Stock

During the nine months ended September 30, 2019, the Company completed an underwritten public offering in which it sold 4,542,500 shares of its common stock generating net proceeds of approximately $5,604,000. In conjunction with the offering, the Company issued to the underwriter a warrant to purchase 363,400 shares of common stock at an exercise price of $1.75 per share.  The fair value of the grant was included in the net proceeds from the public offering.

During the nine months ended September 30, 2019, 9,928 stock options were exercised.

During the nine months ended September 30, 2019, 27,940 shares of restricted stock vested and 159,182 (net of 55,506 shares withheld for employee taxes) of restricted stock units vested.

Note 7 — Warrants

On June 9, 2017, the Company issued warrants for the purchase of 33,275 shares of common stock to its IPO selling agent (the “June 2017 Warrants”). The June 2017 Warrants became fully vested, exercisable on December 9, 2017 by the holder at an exercise price of $8.25 per share and have a life of five years. The June 2017 Warrants include a fundamental transaction clause which provide for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivative and Hedging the June 2017 Warrants were deemed to be a derivative liability and are marked to market at each reporting period.  On September 30, 2019 and December 31, 2018, the derivative liability was marked to its then fair value market value of approximately $300 and $3,700 respectively.

Assumptions utilized in the valuation of the June 2017 Warrant, for the nine months ended September 30, 2019, were as follows:

Risk-free interest rate	1.59%
Expected life	2.69
Expected volatility of underlying stock	66.20%
Expected dividend yield	—

On February 8, 2019, the Company issued warrants for the purchase of 363,400 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $1.75 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked to market at each reporting period The Company computed the fair value of the derivative liability using the Black-Scholes Option Valuation Model. The Company determined that the Binomial Lattice Model was not materially different to the Black Scholes Option Valuation Model. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the February 2019 Warrants of approximately $196,000 and on September 30, 2019 the derivative liability was marked to its then fair market value of approximately $43,600.

Assumptions utilized in the valuation of the February 2019 Warrant for the nine months ended September 30, 2019, were as follows:

Risk-free interest rate	1.56%
Expected life	3.36
Expected volatility of underlying stock	64.01%
Expected dividend yield	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the nine months ended September 30, 2019 and 2018.

The assumptions underlying the calculation of grant date fair value per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Number of options granted	4,500	41,000	181,000	278,000
Weighted-average expected volatility	63.45%	60%-61%	62.56%	60%-62%
Weighted-average risk-free interest rate	1.90%	2.73%-2.78%	2.16%	2.73%-3.04%
Weighted-average expected option term (in years)	6.25	6.25	6.46	6.25-9.92
Weighted-average dividend yield	—%	—%	—%	—%
Weighted-average fair value per share of grants	$0.46	$1.43	$0.64	$2.02

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

Awards of restricted stock units are often net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented in the statements of cash flows as a financing activity.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees, restricted stock awards to employees and directors, and restricted stock units to employees, in the statements of operations as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$29,100	$24,241	$94,550	$77,528
Selling, general and administrative	117,851	126,640	645,754	565,433
Total	$146,951	$150,881	$740,304	$642,961

As of September 30, 2019, there was approximately $288,600 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.48 years.

As of September 30, 2019, there was approximately $61,500 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.20 years.

As of September 30, 2019, there was approximately $323,200 unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.63 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the nine months ended September 30, 2019 and 2018, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $26,000 and $336,700, respectively.  There were no amounts due from this related party at September 30, 2019 and December 31, 2018.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $338,200 and $397,300 during the nine months ended September 30, 2019 and 2018, respectively. Included in accounts payable and accrued expenses at September 30, 2019 and December 31, 2018 is approximately $49,200 and $54,000, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Major Customers

For the nine months ended September 30, 2019, there were no individual customers who accounted for more than 10% of revenues.

For the nine months ended September 30, 2018, one customer accounted for approximately 23% (related party) of revenues, excluding grant income. The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minor shareholder and employee of the Company.

At September 30, 2019, four customers accounted for approximately 24%, 19%, 19%, and 19% of accounts receivable.

At December 31, 2018, two customers accounted for approximately 20% and 16% of accounts receivable.

Note 11 — Subsequent Events

On October 22, 2019, the Company entered into a Term Loan with Chicago Venture Partners .  Under the Term Loan, the Company received gross proceeds of $3.0 million, excluding fees and expenses.  Including an original issue discount, the Company will repay the Lender $3.3 million.  The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the closing date.  The Lender has granted the Company an option to defer up to three redemption payments.  If the Company elects to defer any payments, the Company will pay the Lender a fee that is the greater of (i) $35,000, or (ii) 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance.  The Term Loan is secured by all of the Company’s assets, excluding intellectual property.  The Company has agreed that it will not pledge its intellectual property assets to any other party for so long as the Term Loan is outstanding.  Subject to the terms and conditions set forth in the Term Loan, the Company may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid.  For so long as the Term Loan remains outstanding, the Company has agreed to pay the Lender 50% of the gross proceeds that it receives from the sale of the Company’s common stock or other equity (excluding sales of common stock under the Company’s at market sales agreement, dated as of July 2, 2018, with B. Riley FBR Inc), which payments will be applied towards and reduce the outstanding balance of the note.  The Term Loan also contains penalty provisions in an event of default.  Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence.  Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default.  Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain the Lender’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings.  After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law.  As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, the Lender may declare the outstanding balance immediately due and payable at such time or at any time thereafter.  The Term Loan includes provisions for technical covenants, but no financial covenants, and the Lender has the right to consent to any additional debt financing arrangements, including convertible debt financings.  In connection with the Term Loan, the Company paid its placement agent a commission equal to 6% of the gross proceeds of the Term Loan.

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no other subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

We currently sell primarily in the United States. On July 31, 2017, we obtained the CE Mark for the MyoPro. This has enabled us to sell the MyoPro to individuals in the European Union (the “EU”). On October 24, 2017, we obtained a Medical Device License in Canada, which enabled us to sell the MyoPro in Canada.

In May 2018, we announced that the Centers for Medicare & Medicaid Services (the "CMS") has published a favorable preliminary decision regarding the Company’s application for Healthcare Common Procedure Coding System (“HCPCS”) “L” codes. We had filed this application in December 2017 to have the CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.” In November 2018, we announced that the CMS had published two new codes (L8701, L8702) pursuant to our application for HCPCS codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.

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

On December 4, 2017, we completed a follow-on public offering (the “FPO”), in which the Company sold 4,175,000 shares of its common stock and 4,175,000 warrants to purchase shares of its common stock, at a price to the public of $2.40. The warrants are exercisable at an exercise price of $2.95 per share of common stock, and they expire on December 4, 2022. The exercise price of these warrants has been subsequently reduced to $1.40 per share in connection with the Company’s February 2019 underwritten public offering. On December 6, 2017, our underwriters on the FPO exercised in full its option to purchase 626,250 shares of common stock and accompanying warrants, at a combined price to the public of $2.40 per combination. After giving effect to the full exercise of the over-allotment option, we sold an aggregate of 4,801,250 shares of common stock and accompanying warrants to purchase an aggregate of 4,801,250 shares of common stock, raising $11,523,000 before underwriting discounts and other offering expenses of $1,115,000. Subsequent to the FPO, an aggregate of 1,205,556 warrants were exercised for additional gross proceeds of $3,556,000 during the nine months ended September 30, 2018. No warrants were exercised during the nine months ended September 30, 2019.

Recent Developments

Underwritten Public Offering

On February 12, 2019, the Company completed an underwritten public offering in which the Company sold 4,542,500 shares of its common stock at a price to the public of $1.40. All of the shares of common stock sold were offered by the Company and were pursuant to a prospectus dated July 16, 2018, and a preliminary prospectus supplement dated February 7, 2019, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (Registration No. 333-226045) (as amended, the “Registration Statement”), which the U.S. Securities and Exchange Commission (the “SEC”) declared effective on July 16, 2018.  The gross proceeds to the Company were approximately $6.4 million, After deducting the underwriting discount and other offering expenses, net proceeds were approximately $5.6 million.

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

On October 22, 2019, we entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (the “Lender”).  Under the Term Loan, we received gross proceeds of $3.0 million (excluding fees and expenses).  Including an original issue discount, we will repay the Lender $3.3 million.  The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date.  The Lender has granted us an option to defer up to three redemption payments.  If we elect to defer any payments, we will pay the Lender a fee that is the greater of (i) $35,000, or (ii) 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance.  The Term Loan is secured by all of our assets, excluding intellectual property.  We have agreed that we will not pledge our intellectual property assets to any other party for so long as the Term Loan is outstanding.  Subject to the terms and conditions set forth in the Term Loan, we may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid.  For so long as the Term Loan remains outstanding, we have agreed to pay the Lender 50% of the gross proceeds that it receives from the sale of our common stock or other equity (excluding sales of common stock under our at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan.  The Term Loan also contains penalty provisions in an event of default.  Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence.  Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default.  Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain the Lender’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law.  As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, the Lender may declare the outstanding balance immediately due and payable at such time or at any time thereafter. The Term Loan includes provisions for technical covenants, but no financial covenants, and the Lender has the right to consent to any additional debt financing arrangements, including convertible debt financings.  In connection with the Term Loan, we paid our placement agent a commission equal to 6% of the gross proceeds of the Term Loan.

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

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue as we focus our efforts on continuing to expand our sales and marketing efforts by increasing our digital marketing activities  and expanding into new geographic markets, investing in development of our MyoPro products, and the funding of resources focused on obtaining reimbursement from insurance companies.

The following table sets forth our Revenue, Cost of Revenue, Gross Margin and Gross Margin% for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	$	%	2019	2018	$	%
Revenue	$606,619	$608,981	$(2,362)	0%	$2,317,034	$1,554,529	$762,505	49%
Cost of revenue	194,375	193,577	798	0%	621,237	502,103	119,134	24%
Gross margin	$412,244	$415,404	$(3,160)	-1%	$1,695,797	$1,052,426	$643,371	61%
Gross margin%	68%	68%		0%	73%	68%		5%

Revenues

We derive revenue primarily from the sale of our products to O&P providers, the VA, rehabilitation hospitals, and through distributors. Recently, we have begun providing devices directly to patients and billing their insurance companies directly, while sometimes utilizing the clinical services of O&P providers for which they are paid a fee.

With the adoption of ASC 606, grant revenue is recognized as an offset to research and development costs. We periodically receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. We did not recognize any grant revenue during the nine months ended September 30, 2019.

Total revenues were roughly flat for the three months ended September 30, 2019 as compared to the same period in 2018, and increased by $763,000, or 49%, for the nine months ended September 30, 2019 as compared to the same period in 2018.  Revenue for the three months ended September 30, 2019 was driven by a higher average selling price, which was offset by fewer units sold.  The increase in revenue for the nine months ended September 30, 2019 was driven by an increase in units sold, partially offset by lower average selling prices.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 68% in each of the three months ended September 30, 2019 and 2018 and increased to 73% during the nine months ended September 30, 2019, compared to 68% for the nine months ended September 30, 2018. Gross margin during the three months ended September 30, 2019 was affected by approximately $102,000 of cost of revenues for shipments of the MyoPro to patients for which the criteria for revenue recognition had not been met, partially offset by approximately $164,000 in revenue for which cost of revenues was recorded in a prior period . These effects reduced gross margin by 11 percentage points in the three months ended September 30, 2019.  The increase in gross margin during the nine months ended September 30, 2019 was primarily due to cost reductions realized on the MyoPro, partially offset by the effect of the factors discussed above.

Operating expenses,

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	$	%	2019	2018	$	%
Research and development	$544,679	$449,673	$95,006	21%	$1,615,831	$1,309,014	$306,817	23%
Selling, general and administrative	2,692,613	2,674,160	18,453	1%	8,294,153	7,536,802	757,351	10%
Total operating expenses	$3,237,292	$3,123,833	$113,459	4%	$9,909,984	$8,845,816	$1,064,168	12%

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

R&D expenses increased by approximately $95,000, or 21%, during the three months ended September 30, 2019, as compared to the same period in 2018, and by approximately $307,000, or 23%, during the nine months ended September 30, 2019, as compared to the same period in 2018. The increases were primarily due to increases in headcount and associated personnel costs, as well as product development costs associated with a new pediatric device,

Selling, general and administrative

Selling expenses consist of costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, clinical studies, corporate communications, product marketing and travel expenses. Sales commissions are generally earned and recorded as expense when the revenue is recognized. We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products, and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products and add administrative and accounting support structure for our growing business.

Selling, general and administrative expenses increased by approximately $18,000, or 1%, during the three months ended September 30, 2019, as compared to the same period in 2018, and increased by approximately $757,000, or 10%, during the nine months ended September 30, 2019, as compared to the same period in 2018. The increases were primarily due to increases in headcount and associated personnel costs, particularly associated with reimbursement activities.

Interest and other expense (income)

The following table sets forth our interest and other expense (income) for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	$	%	2019	2018	$	%
Change in fair value of derivative liabilities	$(14,536)	$(13,310)	$(1,226)	9%	$(155,955)	$(31,278)	$(124,677)	399%
Interest (income) and other expense, net	(22,394)	(45,297)	22,903	-51%	(106,727)	(137,327)	30,600	-22%
Total interest (income) expense and other expense (income)	$(36,930)	$(58,607)	$21,677	(37)%	$(262,682)	$(168,605)	$(94,077)	56%

The increases in the gain from the change in fair value of derivative liabilities during each of the three and nine months ended September 30, 2019 is primarily due to the decreases in the fair value of the derivative liabilities for the warrants issued to our selling agents for our public offerings in February 2019 and December 2017.  The decreases in fair value of our derivative liabilities are primarily due to the decline in our stock price during these time periods.

The decreases in interest and other expense (income) were due primarily to lower interest income due to lower cash balances.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock based-compensation and the impact of the fair value revaluation of our derivative liabilities.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net loss	$(2,788,118)	$(2,649,822)	$(7,951,505)	$(7,624,785)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense	(22,394)	(45,297)	(106,727)	(137,327)
Depreciation expense	25,602	19,932	70,678	48,833
Stock-based compensation	146,951	150,881	740,304	642,961
Change in fair value of derivative liabilities	(14,536)	(13,310)	(155,955)	(31,278)
Adjusted EBITDA	$(2,652,495)	$(2,537,616)	$(7,403,205)	$(7,101,596)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$4,328,355	$6,540,794
Working capital	$4,040,715	$6,018,790

We had working capital and stockholders’ equity of approximately $4,041,000 and $4,419,000, respectively, at September 30, 2019. We used approximately $7,700,000 in cash for operating activities during the nine months ended September 30, 2019. On October 22, 2019, we entered into a Term Loan with Chicago Venture Partners.  Under the Term Loan, we received gross proceeds of $3.0 million (excluding fees and expenses).  Including an original issue discount, we will repay the Lender $3.3 million.  The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date.  The Lender has granted us an option to defer up to three redemption payments.  If we elect to defer any payments, we will pay the Lender a fee that is the greater of $35,000, or 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance.  The Term Loan is secured by all of our assets, excluding intellectual property.  We have agreed that we will not pledge our intellectual property assets to any other party for so long as the Term Loan is outstanding.  Subject to the terms and conditions set forth in the Term Loan, we may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid.  For so long as the Term Loan remains outstanding, we have agreed to pay the Lender 50% of the gross proceeds that we receive from the sale of our common stock or other equity (excluding sales of common stock under our at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan.  The Term Loan also contains penalty provisions in an event of default.  Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence.  Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default.  Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain the Lender’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law.  As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, the Lender may declare the outstanding balance immediately due and payable at such time or at any time thereafter.  The Term Loan includes provisions for technical covenants, but no financial covenants, and the Lender has the right to consent to any additional debt financing arrangements, including convertible debt financings.  In connection with the Term Loan, we paid our placement agent a commission equal to 6% of the gross proceeds of the Term Loan.

In light of our cash burn rate, we, believe that our available cash and cash equivalents as of September 30, 2019 raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Based upon our working capital, the net proceeds from the Term Loan and projected continued operating losses, we expect that the cash we currently have available will fund our operations into the second quarter of 2020. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to further execute our business plan. Our operating needs include costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase sales of our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Our plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern are primarily focused on raising additional capital in order to meet our obligations and execute our business plan by pursuing our product development initiatives and penetrating markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings (with the consent of the Lender), or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness; and may contain other terms that are not favorable to our stockholders or us.  If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. There can be no assurance we will be successful in implementing our plans to alleviate substantial doubt.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(7,697,702)	$(7,093,299)
Net cash used in investing activities	(38,261)	(117,370)
Net cash provided by financing activities	5,523,524	3,367,708
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,212,439)	$(3,842,961)

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily used to fund a net loss of approximately $7,952,000, adjusted for non-cash expenses in the aggregate amount of $672,000, and by approximately $418,000 of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in inventories, and prepaid expenses and other current assets and decreases in our accounts payable, partially offset by a decrease in accounts receivable.

The net cash used in operating activities for the nine months ended September 30, 2018 was primarily used to fund a net loss of approximately $7,625,000, adjusted for non-cash expenses in the aggregate amount of approximately $671,000, and by approximately $139,000 of cash used by changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventories and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

Investing Activities. During the nine months ended September 30, 2019 and 2018, our cash used in investing activities was for the purchase of equipment.

Financing Activities. During the nine months ended September 30, 2019, cash provided by financing activities of approximately $5,520,000 was primarily due to $5,604,000 of net proceeds received from our underwritten public offering in February 2019.

During the nine months ended September 30, 2018, cash provided by financing activities of $3,368,000 was primarily due to $3,556,000 of proceeds received for the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the nine months ended September 30, 2019.

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

Other

There have been no material changes to our critical accounting policies, other than changes resulting from the adoption of ASC 606 - Revenue from Contracts with Customers, effective January 1, 2019, from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and market acceptance and adoption depend on educating people with limited upper extremity mobility and healthcare providers as to the distinct features, ease-of-use, improved quality of life and other benefits of MyoPro systems compared to alternative technologies and treatments. MyoPro products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy or amputation with a prosthetic replacement. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value.

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

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately-held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, a Myomo executive. However, another member of the GRE management team oversees the fabrication contract that we have entered into for these services which is at arm’s-length. While we are seeking other fabrication partners for the MyoPro, GRE is currently the only provider of MyoPro fabrication services, our business may be impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In the event GRE fails to fulfill our orders, then we may terminate our contract. In addition, Mr. Naft’s employment with us is at-will and there can be no assurance that we can retain his services to us. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services, in particular, with respect to GRE’s prototyping services. This could result in an adverse impact on our business and financial condition.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through September 30, 2019, we have shipped over 950 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in Fall 2012 and we have shipped approximately 600 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and our financial statements for September 30, 2019 and December 31, 2018 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the nine months ended September 30, 2019, we incurred a net loss of approximately $8.0 million, and for the year ended December 31, 2018, we incurred a net loss of approximately $10.3 million. At September 30, 2019, we had an accumulated deficit of approximately $53.4 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalent balance at September 30, 2019 was approximately $4.3 million, which includes net proceeds from a public offering of our common stock completed in February 2019 of approximately $5.6 million, but excludes the net proceeds from the Term Loan (as defined below). Despite the successful public offering and the Term Loan closing, we do not expect that existing cash and net proceeds from the offering and Term Loan will be sufficient to fund our operations for the twelve months from the filing date of this Quarterly Report on Form 10-Q. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the nine months ended September 30, 2019 and the year ended December 31, 2018. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $4.3 million at September 30, 2019. We will need additional capital and we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations.

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

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our Term Loan and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In October 2019, we entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (the “Lender”).  Under the Term Loan, we received gross proceeds of $3.0 million, excluding fees and expenses.  Including an original issue discount, we will repay the Lender $3.3 million.  The Term Loan bears interest at a rate of 10% and matures 18 months from the closing date. Monthly redemptions of up to $300,000 begin six months from the closing date.  The Lender has granted the Company an option to defer up to three redemption payments.  If the Company elects to defer any payments, we will pay the Lender a fee that is the greater of (i) $35,000, or (ii) 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance.  The Term Loan is secured all of our assets, excluding intellectual property.

The Term Loan subjects us to various customary covenants, including requirements relating to our ability to incur certain types of liens on our property, including our intellectual property, and restrictions on future financing transactions without the Lender’s prior written consent. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the Term Loan if an event of default occurs. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain the Lender’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings.  Upon the occurrence of an event of default, the outstanding balance shall immediately increase to up to 125% of the outstanding balance. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, the Lender may declare the outstanding balance immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate per annum of 18%, or such lesser rate as permitted under applicable law. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs.

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

We rely on our relationships with O&P providers, the VA and our distribution arrangements to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent O&P provider were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent providers or increase our reliance on our other independent providers or our direct field representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

While there is long-term clinical data supporting the safety of our existing MyoPro products, updates to our products inherently have uncertain safety risks as they enter the market.

While clinical data have established the safety of MyoPro products, our products undergo periodic updates for various reasons, including performance and reliability improvements and cost reductions. Because MyoPro users generally do not have feeling in their upper extremities, they may not immediately notice adverse effects from updates to the MyoPro, which could exacerbate their impact. If MyoPro products are shown to be unsafe or cause such unforeseen effects in the future, we could be subject to mandatory product recalls, suspension or withdrawal of FDA registration, significant legal liability or harm to our business reputation.

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

For example, we have entered into an arrangement with Ottobock, effective January 1, 2017, for the distribution of our products in the U.S. and other countries. Ottobock has non-exclusive distribution rights to certain customers in the U.S. as well as certain other territories. In 2018 we and Ottobock have agreed to terminate the guaranteed minimum purchase requirements, allowing Myomo to work with other distributors to sell its products in these geographic markets. We have recorded $102,000 of product revenue from Ottobock in 2019.

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

Our revenue exceeded $750,000 for the fiscal years ended December 31, 2018 and 2017, which satisfied the Revenue Obligations for each of those fiscal years. In addition, our revenue exceeded $750,000 for the nine months ended September 30, 2019. The Revenue Obligations are a continuing requirement of the License Agreement. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the License Agreement upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the License Agreement is terminated for any reason, our business will be harmed.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of September 30, 2019, we had 5,435,287 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $2.88 per share, and 668,785 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $2.11 per share. In addition, we have outstanding 10,266 shares of restricted stock, with an average per share fair value of $6.75 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months. We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 3,560,894 shares of common stock remain outstanding as of September 30, 2019. The common stock warrants that we issued in our December 2017 public offering have an exercise price of $2.95 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants. These warrants have been repriced from $2.95 per share to $1.40 per share, the price per share in the Company’s February 2019 underwritten public offering. But, should the Company issue additional shares in the future below the current exercise price of these warrants, the exercise of these warrants will again have to be repriced. The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

As of September 30, 2019, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 10% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to October 31, 2019, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.55 to a high of $23.20 per share.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds from Registered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

Exhibits Index

Exhibit No.	Exhibit Description (Add Term Loan Exhibits)

10.1+	Amendment to Consulting Agreement, dated May 20, 2019, by and between the Company and Ralph Goldwasser (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on May 22, 2019).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date November 12, 2019

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)