Form 10-K
period 2019-12-31
MYOMO, INC.
filed 2020-03-13
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2019 was $11,077,016. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 5, 2020, the registrant had 2,813,798 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2019.

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

Overview

We are a wearable medical robotics company that offers functional improvement for those with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or paralyzed arm to enable and help improve functional activities of daily living, or ADLs, in the home and community. It is custom-fabricated by trained professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help improve function in adults and adolescents with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We sell our products through various sales channels, including through orthotics and prosthetics, or O&P providers, the Veterans Administration, or VA, to our distributors in certain accounts and geographic markets and directly to patients. When we provide devices directly to patients and bill their insurance companies directly, we may evaluate, cast and fit the MyoPro devices using our own clinical staff or utilize the clinical consulting services of O&P professionals for which they are paid a fee.

Our goal is to address the need to help restore function to individuals who have suffered partial paralysis and can no longer support or move their arm or hand despite the best efforts of surgeons and rehabilitation therapists.

Our solution, the MyoPro custom fabricated limb orthosis, is for the upper limbs. The concept was originally pioneered in the 1960s, refined in the labs of MIT, and made commercially feasible through our efforts. Partial paralysis is severe muscle weakness or loss of voluntary movement in one or more parts of the body. The MyoPro is listed in the United States with the FDA as a Class II (510(k)-exempt) device (Biofeedback Device). We believe it is the only current device able to help neuromuscular-impaired people restore function in weak arms and hands using their own muscle signals. The device consists of a portable arm brace made of a lightweight aerospace metal and includes advanced signal processing software, non-invasive sensors, small motors, and a lightweight battery unit. The product is worn to support the dysfunctional joint and as a functional aid for reaching and grasping, and has also been shown to have therapeutic benefits for some users to increase motor control.

The MyoPro’s control technology utilizes an advanced non-invasive human-machine interface based on non-invasive, patented electromyography, or EMG, control technology that continuously monitors and senses, but does not stimulate, the affected muscles. The patient self-initiates movement through his or her weakened muscle signals that indicate the intention to move. In addition to supporting the weakened limb, the MyoPro functions as a neuro-muscular prosthetic by helping restore function to the impaired limb similarly to a myoelectric prosthetic for an amputee. It is prescribed by physicians and provided by trained clinical professionals as a custom-fabricated myoelectric elbow-wrist-hand orthosis.

In addition to stroke patients, we believe our technology may be used on appropriately matched patients to improve upper extremity movement in patients with peripheral nerve injury, spinal cord injury, cerebral palsy, traumatic brain injury, and other neurological disorders, depending on the individual patient’s condition.

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform. While we currently focus on upper extremity orthotics, our future products may include devices for the shoulder, leg, knee, and ankle, sized for adults, adolescents and children, along with non-medical applications for industrial and military markets. We expect to introduce our MyPro device for pediatric use in calendar year 2020.

We estimate that the addressable market in the United States for products directed at all individuals with upper extremity paralysis, such as our MyoPro, may total $10 billion, based on 3 million existing cases of upper extremity paralysis and our estimate that up to 25% of such individuals may be medically qualified candidates for a MyoPro. In addition, based on an estimated 350,000 new incidences each year in the United States, we believe this market is expected to grow by $1.2 billion per year. Using similar estimates for countries outside of the United States, we believe that the total worldwide market potential for products addressing upper extremity paralysis may reach $30 billion over time.

To assess whether an individual is a medically-qualified candidate for a MyoPro, we and our distribution partners utilize a variety of techniques to evaluate patients, including tele-health video conference sessions, in-person screening days at various locations, and evaluations at clinical facilities where therapists and physicians refer patients for a MyoPro, which requires a physician’s prescription to be reimbursed by insurance. We use various mediums to educate individuals about the MyoPro solution for their impaired limbs, and receive referrals of candidates from O&P providers and hospitals such as the Mayo Clinic, Cleveland Clinic, and VA Medical Centers. As a result of these efforts, as of December 31, 2019 we have a total of 594 patients in our reimbursement pipeline, a growth rate of nearly six times since June 30, 2018.

In most cases, private health insurance companies pay for the MyoPro device, either to us directly or to an O&P provider depending on the patient’s insurance plan. If we are serving the patient directly, then we bill the payer, and if an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. In November 2018, the Centers for Medicare and Medicaid Services, or CMS, issued two new codes for the MyoPro, L8701 and L8702, and we expect decisions relating to coverage policy determination and reimbursement amounts for our MyoPro products from CMS sometime in 2020, which may offer greater access to the MyoPro for Medicare beneficiaries. CMS has classified our devices as a DME rental, which is typically paid as a monthly rental fee for up to 13 months under a capped rental program. This payment approach differs from the lump-sum payments currently received from commercial payers, VA hospitals, worker’s compensation, and state Medicaid plans. While we expect decisions from CMS sometime in 2020, there is no timetable specified by CMS for such decisions, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts that we may be reimbursed by private insurance companies, if any.

We are the exclusive licensee of 2 U.S. patents for the myoelectric limb orthosis device based on technology originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. We also hold 10 issued patents in the U.S. and various countries and have multiple pending patent applications in the US and international markets. Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

We are headquartered in Cambridge, Massachusetts.

Market Opportunity: Common Causes of Arm Paralysis

Stroke

According to the Centers for Disease Control and Prevention, or the CDC, stroke is the leading cause of disability in the U.S. affecting 800,000 people per year. We have working relationships with rehabilitation facilities in the U.S., including the Mayo Clinic, Cleveland Clinic, Spaulding Rehabilitation Hospital, Loma Linda University Medical Center, Kennedy Krieger Institute, and numerous VA Medical Centers, and we have developed an appropriate set of inclusion criteria to determine which persons that are affected by stroke would be medically qualified for the intervention.

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

Vehicular and Workplace Accidents

One of the most straightforward applications for the MyoPro is to support the weak arm and help restore arm function to individuals who have suffered peripheral nerve injuries. A common outcome of vehicular and workplace accidents is damage to the nerves in the shoulder known as the brachial plexus. Many individuals recover from their related trauma with the exception of the ability to control their elbow and in some cases their hand. Nerve transfer surgery is often a solution; however, these procedures are not always restorative. In some cases, patients undergo amputation and receive myoelectric prosthetics rather than deal with a paralyzed arm. One of the leading medical facilities in the U.S. for treating brachial plexus injuries is the Mayo Clinic. We have been working with surgeons at the Mayo Clinic who have incorporated the MyoPro into their surgical post-operative treatment protocol to help improve function in upper limbs.

Spinal Cord Injuries

According to the Christopher and Dana Reeve Foundation, spinal cord injuries are the cause of 23% of all paralysis. The level of paralysis depends on where the injury occurs. Currently, medically qualified individuals for a MyoPro include those with sufficient remaining EMG signal strength to initiate movement of the devices, as determined by the clinician using a MyoPro demonstration unit.

Cerebral Palsy

Based on data provided by the CDC, the prevalence of cerebral palsy, or CP, in the United States is approximately 74,000 for children ages 6-12 years old. CP is caused by brain injury or brain malformation that occurs before, during, or immediately after birth while the infant’s brain is under development.

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. We have been testing our planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and expect that this new version of the MyoPro, the MyoPal, will be available to these patients in 2020.

Progressive Conditions

The MyoPro has been prescribed in a few cases for individuals with progressive conditions such as multiple sclerosis and ALS. For individuals with these conditions, the MyoPro is used for functional improvement that may help provide strength conservation and help to extend the time they can maintain independence. As users continue to progress with their condition, settings can be adjusted to provide increasing amounts of assistance.

Arm Paralysis Solutions & Treatments

The standard of care for treating paralysis varies by diagnosis. In the case of neurological injuries such as stroke, occupational / physical therapy is the standard of care. Each year, stroke and other survivors undergo months of rehabilitation. Unfortunately, many are left with long term hemiparesis, which is weakness on one side of the body. Interventions such as electrical stimulation, static braces, and continued therapy are available, and yet the prevalence of chronic upper limb paralysis is in the millions.

Our Solutions

Although commercial products for powered prosthetics have been available since the 1970s, we believe that powered orthotics have been held back by issues related to weight, comfort, and the technological capability of microprocessors and software. The MyoPro is known in the medical community as a custom fabricated limb orthosis. It is created individually for each patient from a cast, just like a prosthetic, except the MyoPro is appropriate for someone who still has a limb that is non-functional.

Orthotic devices are provided by clinical professionals who custom fabricate and fit these devices. According to the American Orthotics and Prosthetics Association, in 2018, there were approximately 4,000 O&P facilities located both separate from and within hospitals in the U.S. Additionally, the VA has been a pioneer in O&P. In fact, the design of the MyoPro Motion G powered grasp product is rooted in research conducted at the Boston-area VA in the 1990s. This research demonstrated that it is technically feasible to design a myoelectric elbow-hand orthosis; however, we believe that the product was not commercially practical until we were able to incorporate recent technological developments such as improved microprocessors and software, lightweight materials and motors, and smaller batteries to create an acceptable orthosis for users.

The MyoPro can enable individuals to self-initiate and control movements of a partially paralyzed or weakened limb using their own muscle signals. When the user tries to move, our patented EMG control system uses sensors to detect the weak muscle signal, and then activates a motor to move the limb in the desired direction. The user is in control of their own limb; the brace amplifies their weak muscle signal to restore function to the affected joint. Importantly, the EMG-driven device requires that users are actively engaged throughout the movement; if they stop trying to move, the device stops. With our product, a paralyzed individual, such as one who has suffered a brachial plexus injury, stroke or other neuromuscular disorder can experience improved function in performing ADLs including feeding, reaching and lifting.

To qualify for a MyoPro, candidates must meet a comprehensive set of requirements determined by a trained clinical professional during an in-person evaluation. These criteria include long term partial paralysis, detection of a muscle signal sufficient to control the device, demonstrated cognitive abilities, and lack of other conditions that might limit the effectiveness or safety of the device such as use of certain pharmaceuticals, high levels of pain, or limits to range of motion, as well as falling within measurement limitations for the arm and hand to be able to fit into the device. Finally, candidates must have meaningful and achievable functional goals that can realistically be accomplished with the device that cannot otherwise be achieved with a less costly intervention such as additional rehabilitation therapy.

Each MyoPro brace is custom fabricated to the patient by for optimum mobility and performance. During the evaluation process, our clinical staff or independent Myomo-trained orthotists or prosthetists will qualify an individual for a MyoPro through a physical assessment. Should the individual qualify, we (in the case of direct billing) or the O&P provider will determine whether the device is covered by the individual’s health insurance. If coverage is approved and the individual is a suitable candidate for MyoPro, then the fabrication and fitting process is undertaken:

•	First an impression molding of the patient’s arm will be taken. This mold is sent off to a central fabrication facility for custom brace fabrication.
•

Fabrication typically takes 2-3 weeks. Once the brace is received by us or the O&P practice, the patient will be brought back for a fitting. During this fitting, the device will be calibrated to the user’s individual muscle signal profile by using our proprietary software, and minor adjustments to the brace can be made to optimize comfort.

•

The user will be provided with initial training and a set of take-home tasks to practice with the brace donned. We or the O&P provider will then refer the MyoPro user to a local therapist for continued training and practice with their new device, and we have a staff of occupational therapists who provide training to these therapists.

In a cost-conscious healthcare environment, we believe that there are two compelling uses for the MyoPro. The first is to enable functional improvement that can help users to return to work, The second key application is helping improve function for individuals who have difficulty performing ADLs so that they can remain at home. In the U.S., 5% of community residents require daily help with ADLs and consume 23% of all healthcare spending. We believe that helping restore upper limb function to these individuals may result in fewer emergency room visits related to falls, increase their level of activity, and avoid the need for institutionalization. With 70 million baby boomers headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

Healthcare and Privacy Laws and Regulation

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, CMS, the Office of Inspector General and Office for Civil Rights, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Additionally, healthcare providers and third-party payers play a primary role in the recommendation of medical devices and other medical items and services. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, or in return for, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus imprisonment and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

the federal civil and criminal false claims laws, including the FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. DME companies that submit claims directly to payers may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which will become effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including compensation of physicians with stock or stock options , could, despite efforts to comply, be subject to challenge under one or more of such laws. Moreover, efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Health Insurance Reimbursement

In the United States and markets in other countries, patients who are prescribed medical devices for their conditions and providers delivering the prescribed devices generally rely on third-party payers to reimburse all or part of the associated healthcare costs. MyoPro devices are typically reimbursed by the patient’s health insurance plan, which include government health programs in the United States such a Medicare and Medicaid, commercial health insurers and managed care organizations. To obtain approval for reimbursement, payers require a physician’s written order, a history of the patient’s medical condition and past treatment, and demonstration of medical necessity. Our Patient Advocacy Team assists patients and O&P providers in developing and submitting this documentation for coverage of the prescribed MyoPro. Since the MyoPro is a relatively new device, payers may not be familiar with the device, and in some cases, payers may deem it to be experimental or investigational. National and regional commercial plans, worker’s compensation programs, auto insurance carriers, Medicare Advantage plans, and some state Medicaid plans have paid for the MyoPro orthosis. The process usually requires obtaining a pre-authorization of the MyoPro for the patient, and if it is initially denied by the payer, we support the patient and O&P provider in appealing the decision. We have been successful in obtaining coverage for the MyoPro on a case by case basis and we continue to follow up on other cases in our reimbursement pipeline which are pending an insurance decision.

As of January 1, 2019, two new HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, went into effect. CMS elected to classify the MyoPro for Medicare beneficiaries as Durable Medical Equipment (DME) to be provided to patients under a capped rental payment system, where we believe providers are paid monthly over a period of thirteen months. We are continuing to work with CMS on publishing reimbursement guidelines for our product. While those discussions continue, initial claims will be submitted by an O&P provider for Medicare patients to the Durable Medical Equipment Medicare Administrative Contractors, or DME MAC’s. We expect decisions relating to coverage policy determination and reimbursement amounts for our MyoPro products from CMS sometime in 2020, which may offer greater access to the MyoPro for Medicare beneficiaries. However, there is no specified timetable for such a CMS decision, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts that we may be reimbursed by private insurance companies, if any.

There is no guarantee that the future level of reimbursement payments for the MyoPro directly to us or to our O&P distributors will be sufficient to cover the cost of the MyoPro device, the clinical services to evaluate and fit patients, and the other support services associated with provisioning of products to patients. Reimbursement levels may affect the number of O&P providers who wish to supply the MyoPro and may limit patient access to the technology depending on the policies of their health insurance plans.

Current and Future Legislation

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell MyoPro. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States medical device industry to which we sell our products. Among other things, the ACA:

•

established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although this tax was suspended for 2016 and 2017 as a result of the enactment of the Consolidated Appropriations Act of 2016 and has been further suspended for 2018 and 2019 as a result of the enactment of the Consolidated Appropriations Act of 2018;

•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•

implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models; and

•	created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. The effects of this gap in reimbursement on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Presidential administrations, members of Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the United States healthcare system, including by repealing or replacing the ACA. Health care reform imposed a Medical Device Excise Tax, or the MDET on medical device manufacturers through the end of 2015. The Consolidated Appropriations Act, 2016, enacted in December 2015, included a two-year moratorium on MDET such that medical device sales in 2016 and 2017 were exempt from the MDET. New legislation was passed in January 2018 such that implementation of the MDET was suspended until January 1, 2020. Although the MDET was suspended, if this suspension is not continued or made permanent thereafter, the MDET will be automatically reinstated starting on January 1, 2020 and would result in a significant increase in the tax burden on our industry, which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of health care reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.

Research and Development

We are committed to investing in a robust product development program and to supporting a variety of clinical research studies to enhance our products, increase the body of evidence to support prescribing and reimbursing our devices, and to grow our range of product offerings. Our R&D team is comprised of engineers with a mix of BS and MS degrees in electrical engineering, mechanical engineering, biomedical engineering and computer science and augmented by outside resources as needed. The R&D team seeks to combine innovative research conducted over the last 50 years with cutting edge innovations in robotics, machine learning, and material science to continue to enhance our products and product offerings. Our regulatory, clinical, and customer service personnel work closely with our suppliers and providers to promote compliance with quality standards and good manufacturing processes, which we believe result in a high-quality product and limited customer issues.

We have continually enhanced our product offerings by increasing functionality for users by the addition of a multi-articulated wrist and introducing a powered grasp for the hand. Our flagship product is the MyoPro 2, introduced in June 2017, which features improvements in control technology, new configuration software and user interface, and a longer-lasting, pop-out battery for extended use of the brace and convenient replacement.

We plan, depending on available resources, to increase our investment in research, development, and customer service in the future in order to continually improve our system architecture and develop new product innovations that increase the value and breadth of our product offerings. Our next product offering, expected to launch in calendar year 2020, is a pediatric version of the MyoPro which is designed to meet the needs of younger patients suffering from arm and hand paralysis.

Clinical Research Studies

Evidence of efficacy involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of its technology to restore function to a paralyzed joint as well as the real-world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. A study was published in January 2017 that demonstrated the instantaneous reduction in upper limb impairment and increase in ability to complete functional tasks for chronic stroke patients. In addition to the previous published research, Myomo also has an active grant-funded research program. Currently funded studies include a study of the MyoPro device for patients with traumatic brain injury, or TBI, induced arm impairment with the Cleveland VA and Northwestern University and a recently funded study of the device for patients with spinal cord injury, or SCI at Kessler Rehabilitation Center in New Jersey. The preliminary results from the TBI study are very promising and have been presented at research conferences and published in a recent paper. These studies focused on the ability of MyoPro users to initiate movement of their affected limbs and perform ADLs such as picking up objects so that they may feed themselves and live more independently. In addition to the studies Myomo is directly involved in, various clinical facilities are undertaking their own research projects on the outcomes of MyoPro users, including a recent publication detailing outcomes for patients with brachial plexus injuries, or BPI, by the Mayo Clinic.

Sales and Marketing

Our strategic goal is to develop and commercialize products that become the standard of care for individuals with paralysis who cannot be successfully treated with conventional interventions such as rehabilitation therapy. Our strategy is to establish ourselves as a market leader in myoelectric-controlled orthotics by building a set of products, software applications, and value-added services based upon our patented technology platform. In addition to our recent geographic expansion to serve more areas in the United States, we are entering international markets via local partnerships and distribution arrangements to meet the large global need that we believe exists for individuals with upper limb paralysis.

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team will submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to cast the patient’s arm, then fabricate the MyoPro and deliver it to the patient.  This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors in the United States, Canada, Europe, Chile, and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and over forty VA facilities have already ordered devices for their patients.

Our business development efforts have resulted in a growing pipeline of patients in our reimbursement process. As of December 31, 2019, 594 patients were in our reimbursement pipeline, a 94% increase compared to 306 patients in the pipeline at December 31, 2018, and an over six-fold increase over the number of patients in mid-2018. As of December 31, 2019, 53 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, but revenue has not been recognized, with an estimated revenue value of $1.6 million.

To bring the MyoPro to what we believe is the large number of potential patients outside of the U.S., in July 2017 we met the criteria to apply the CE Mark, which is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European Union health, safety and environmental protection legislation for the MyoPro so that it can be marketed in Europe. In October 2017 we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into distribution agreements with O&P providers in the United Kingdom, Denmark, Germany, Italy, Chile, and Australia, and received initial MyoPro orders from some of these providers in 2019. We had entered into a three-year distribution agreement with OttoBock SE & Co. KGaA, a large orthotics and prosthetics manufacture, and we elected not to renew that agreement which expired on December 31, 2019, preferring to distribute our products directly to O&P providers in international markets.

In August 2019, we announced an International Technology Licensing Program and our interest in forming partnerships to license the MyoPro technology for certain markets outside of the US. While we have not reached any agreements yet, we are continuing to hold discussions with interested parties so that we can access patients in other countries and earn licensing fees for our technology and know-how.

We plan to increase our direct-to-patient advertising expenditures and field staff to continue to raise awareness and educate clinicians and patients about the MyoPro.

Competition

An individual with difficulty walking has a wide range of technology alternatives from canes and crutches to powered wheelchairs and exoskeleton suits. However, those with paralysis of the arm, wrist, and hand, whose physical challenges that we seek to address, have few options to restore function.

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

Exoskeleton Suits

During the last few years, a number of companies have emerged to provide exoskeleton suits that enable those with lower extremity paralysis to stand and walk again. Companies in this space include ReWalk, Ekso Bionics, and Cyberdyne. It is possible that companies may begin to compete with solutions such as ours for the upper extremity. Ekso Bionics has recently announced a product to be used only for rehab therapy at a hospital, and we can provide no assurance that these or other companies are not currently developing competing products for the home market.

Potential New Products from O&P Manufacturers

If our business grows, interest may develop among new or existing manufacturers of other O&P devices that compete with the MyoPro, which may or may not challenge the validity of our intellectual property.

Intellectual Property

The MyoPro is protected by two core patents exclusively licensed from MIT for the life of the patents. The first patent (U.S. Pat. No. 7,396,337) covers a powered orthotic device, worn over a patient’s elbow or other joint that senses relatively low-level muscle signals in the vicinity of the joint generated by a patient. In response to the relatively low-level signals, the powered orthotic device moves, causing the patient’s body part to move about the joint accordingly with adjustable force and assistance settings. The patent expires on December 1, 2023. The second patent (U.S. Pat. No. 7,367,958) covers a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder by moving a body part about a joint using a powered orthotic device. The patent claims methods that include moving the body part about the joint in two directions based on an EMG signal from a muscle associated with that body part or moving the body part about the joint in one direction based on the EMG signal and in another direction based on a return force in the absence of a sensed EMG signal. This patent expires on November 21, 2023, which represents the earliest patent expiration among Myomo’s intellectual property portfolio.

The two patent licenses discussed above were granted pursuant to the MIT License. Under the MIT License, we have been granted access to those certain patent rights in exchange for the payment of royalties, which vary based on the level of our net sales. As part of the MIT License, we must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The License Agreement can be terminated if certain sales targets are not achieved.

The future minimum amounts due under this agreement for the next four years are as follows:

2020	$25,000
2021	25,000
2022	25,000
2023 year patents expire	25,000

Under the MIT License, we issued 6,172 shares of our common stock to MIT. They have the right to purchase additional shares of our common stock to maintain their pro rata ownership.

On November 15, 2016, we entered into a waiver agreement with MIT with regard to certain obligations, or the Obligations Waiver, under the MIT License. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligations, or the Commercial Obligations, which are required under the MIT License. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercial Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercial Obligations up to and through the date of the waiver agreement. The Obligations Waiver cannot be terminated by any other parties.

Myomo has nine of its own issued patents as well. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s two U.S. patents issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). We also have a pending patent application for China, and we plan on filing additional patent applications over time. The longest term of our patents extends intellectual property rights until 2029.

In terms of trademarks, the terms Myomo and MyoPro are registered as trademarks with the US Patent & Trademark Office. Within the first ten years from the registration dates shown above, we will be required to complete two (2) “maintenance” filings, one between the 5th and 6th years and the second between the 9th and 10th years. Each successive 10-year period thereafter we will be required to complete a “maintenance” filing between every 9th and 10th year. Our trademarks were registered in 2013 and 2014.

Government Regulation

The MyoPro device and our operations including our supply chain and distribution channels are subject to regulation by the FDA and various other U.S. federal and state agencies. Under the FFDCA, medical devices are classified as Class I, Class II or Class III, depending on the degree of risk associated with the device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA premarket review. We have elected to list the MyoPro Family of products under a Class II device classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as prescription battery powered, external limb orthosis devices that are indicated for muscle relaxation or muscle re-education are generally 510(k)-exempt under the classification regulation. While we believe our device to be exempt from FDA premarket review, our devices are subject to FDA’s post-market requirements, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

We are also subject to regulation by foreign governmental agencies in connection with international sales. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

In the European Union, medical devices are regulated under the European Union Directive (93/42/EEC), also known as the Medical Device Directive, or the MDD. An authorized third party, also called a Notified Body, must approve products for CE marking and conducts periodic inspections to ensure applicable regulatory requirements are met. The CE mark is contingent upon continued compliance to the applicable regulations and the quality system requirements of the ISO 13485 standard.

The new European Medical Devices Regulation, or the EU MDR, which was published in May 2017 with a transition period of three years, replaces the MDD. Starting May 2020, the new EU MDR will apply and no new applications under the previous directives will be permitted. During the said three-year transition period, companies need to update their technical documentation and other quality management system processes to meet the new EU MDR requirements. Under the new EU MDR requirements, CE certificates issued under the previous directives prior to May 2020 will remain valid in accordance with their term, beyond the expiration of the transition period, however certain limitations set forth in the EU MDR, such as the need to use classifications that are different from the previous directives, would apply.

We, together with Cogmedix, our primary contract manufacturer, actively maintain FDA 21 CFR Part 820 QSR and ISO 13485 Quality Management Systems for product design and development, manufacturing, distribution, and customer feedback processes. Following the introduction of a product, the FDA and comparable foreign agencies may engage in periodic audits of our quality management system, the product performance, and our advertising and promotional materials. These regulatory controls, as well as any changes in the policies of the FDA or comparable foreign agencies, can affect the time and cost associated with the development, introduction and continued availability of new products. We work to anticipate these factors in our product development processes.

We have declared conformity to European Directives and apply the CE Mark for distribution of the MyoPro product line in Europe, and we have a Medical Device License for Canada. In addition, Myomo has recently obtained certification of our Quality System, or QS, to the Medical-Device-Single-Audit-Program, or MDSAP. This certifies compliance of the QS for sales in the United States, Canada, Brazil, Australia, and Japan. If we enter into other jurisdictions with additional international partners, we will need to seek the appropriate government approval to supply the devices in these countries. If we fail to comply with applicable foreign regulatory requirements, we may be subject to various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

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

Employees

As of December 31, 2019, we employed a total of 49 full time employees and 1 part time employee. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

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

Risks Associated with Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	timing, number and dollar value of reimbursements of our products by insurance payers;
•	changes in the mix of products we sell;
•	strategic actions by us, such as acquisitions of businesses, products, or technologies;
•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;
•	the divestiture or discontinuation of a product line or other revenue generating activity;
•	the relocation and integration of manufacturing operations and other strategic restructuring;
•	regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;
•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;
•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;
•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;
•	increased product and price competition, due to the regulatory landscape, market conditions or other factors;
•	market reception of our new or improved product offerings; and
•	the loss of any significant customer.

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and market acceptance and adoption depend on educating people with limited upper extremity mobility and healthcare providers as to the distinct features, ease-of-use, improved quality of life and other benefits of MyoPro systems compared to alternative technologies and treatments. MyoPro products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy or amputation with a prosthetic replacement. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value. Additionally, because the MyoPro is a prescription device, patients require the prescription of a healthcare provider to access our products and to have the device reimbursed by insurance.

Achieving and maintaining market acceptance of MyoPro products could be negatively impacted by many other factors, including, but not limited to:

•	lack of sufficient evidence supporting the benefits of MyoPro over competitive products or other available treatment, or lifestyle management to accommodate the disability;
•	patient resistance to wearing an external device or making required insurance co-payments;
•	limitations on the ability of patients to complete evaluations and fittings, including adverse changes in their health, or other environmental, social and economic barriers to patient access;
•	results of clinical studies relating to MyoPro or similar products;
•	claims that MyoPro, or any component thereof, infringes on patent or other intellectual property rights of third parties;
•	perceived risks associated with the use of MyoPro or similar products or technologies;
•	the introduction of new competitive products or greater acceptance of competitive products;
•	adverse regulatory or legal actions relating to MyoPro or similar products or technologies; and
•	problems arising from the outsourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships.

Any factors that negatively impact sales of MyoPro would adversely affect our business, financial condition and operating results.

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2019, fewer than 15 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective in January 1, 2019. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes. We cannot make any assurance that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or to our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. We are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

While we are the manufacturer of record with the U.S. Food and Drug Administration, or the FDA, for the MyoPro device we sell, we have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the contract manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, or ISO, standard 13485.

We also rely on third-party suppliers, some of which contract directly with Cogmedix, to supply certain components of the MyoPro products. Cogmedix does not have long-term supply agreements with most of their suppliers and, in many cases, makes purchases on a purchase order basis. We do not have any long-term supply agreement directly with Cogmedix’s suppliers. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If we, or Cogmedix, fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, or fail to effectively oversee the regulatory compliance of the supply chain, we could face regulatory enforcement, have to conduct recalls, lose customer orders, our reputation may be harmed, and our business could suffer.

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

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, a Myomo executive. However, another member of the GRE management team oversees the fabrication contract that we have entered into for these services which is at arm’s-length. While we are seeking other fabrication partners for the MyoPro, GRE is currently the only provider of MyoPro fabrication services, and our business may be negatively impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In the event GRE fails to fulfill our orders in a timely manner, then we may terminate our contract. In addition, Mr. Naft’s employment with us is at-will and there can be no assurance that we can retain his services to us. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services, in particular, with respect to GRE’s prototyping services. This could result in an adverse impact on our business and financial condition.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through December 31, 2019, we have shipped approximately 1,000 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped more than 600 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and our financial statements for the years ended December 31, 2019 and December 31, 2018 and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the years ended December 31, 2019 and 2018, we incurred net losses of approximately $10,7 million and $10.3 million, respectively. At December 31, 2019, we had an accumulated deficit of approximately $56.1 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at December 31, 2019 was approximately $4.5 million, which includes gross proceeds of approximately $3.0 million from a term loan (“Term Loan”) from Chicago Venture Partners (“CVP”) entered into in October 2019, but excludes net proceeds from a public offering of our common stock completed in February 2020 of approximately $13.7 million, Subsequent to the closing of our public equity offering, we repaid approximately $2.0 million to CVP, comprising 50% of the outstanding balance of the Term Loan and a prepayment fee.  There can be no assurance that our existing cash plus the cash raised in the offering will be sufficient to achieve cash flow breakeven.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $4.5 million at December 31, 2019. We successfully completed a public equity offering in February 2020 raising net proceeds of approximately $13.7 million.  While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds plus our existing cash will be sufficient to meet our future capital requirements.  If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our Term Loan and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In October 2019, we entered into a Term Loan with CVP. Under the Term Loan, we received gross proceeds of $3.0 million, excluding fees and expenses. Including an original issue discount, we will repay CVP $3.3 million. The Term Loan bears interest at a rate of 10% and matures 18 months from the closing date. Monthly redemptions of up to $300,000 begin six months from the closing date, with the actual amount to be determined by CVP. CVP has granted us an option to defer up to three redemption payments. If we elect to defer any payments, we will pay CVP a fee that is the greater of (i) $35,000, or (ii) 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance. The Term Loan is secured all of our assets, excluding intellectual property.

The Term Loan subjects us to various customary covenants, including requirements relating to our ability to incur certain types of liens on our property, including our intellectual property, restrictions on future financing transactions without CVP’s prior written consent, and restrictions on our ability to pay dividends. Our ability to operate our business may be adversely affected by these restrictions.

As required under the Term Loan, we repaid approximately $2.0 million to CVP after the close of our public equity offering, representing 50% of the outstanding balance of the Term Loan plus a prepayment fee.  Approximately $1.7 million was outstanding after the payment.  Further, we may be required to repay the outstanding indebtedness under the Term Loan if an event of default occurs. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. Upon the occurrence of an event of default, the outstanding balance shall immediately increase to up to 125% of the outstanding balance. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, CVP may declare the outstanding balance immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate per annum of 18%, or such lesser rate as permitted under applicable law. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time such payments are due, including an event of default. If our available cash and capital resources are insufficient to allow us to make required payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

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

Our competitive position will depend on multiple complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory clearances or approvals, if necessary, for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plans.

We utilize distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

We rely on our relationships with qualified orthotics and prosthetics, or O&P providers, the VA and our distribution arrangements to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent O&P provider were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent providers or increase our reliance on our other independent providers or our direct field representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

The sales and marketing of medical devices is under increased scrutiny by the FDA and other enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations, such as regulations for the labeling and advertising of our products, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies. For example, we are restricted from promoting our products for any use that is beyond the scope of their applicable FDA classification regulation. Such promotion could result in enforcement action by the FDA, which may include, but is not limited to untitled letters or warning letters, injunctions, recall or seizure of our products, and imposition of FDA’s premarket clearance or approval requirements.

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

Sales of MyoPro products generally include a three-year warranty for parts and labor, other than for normal wear and tear. As the number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

Defects in our products or the software that drives them could adversely affect the results of our operations.

The design, manufacture and marketing of the MyoPro products involve certain inherent risks. Manufacturing or design defects, unanticipated use of the MyoPro, or inadequate disclosure of risks relating to the use of MyoPro products can lead to injury or other adverse events. In addition, because the manufacturing of our products is outsourced to Cogmedix, we may not always be aware of manufacturing defects that could occur and corrective or preventive actions implemented by Cogmedix may not be effective at resolving such defects. Such adverse events could lead to recalls or safety alerts relating to MyoPro products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of MyoPro products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Cogmedix contains a limitation on Cogmedix’s liability, and therefore we could be required to incur the majority of related costs. Our agreement with GRE does not contain a similar limitation of liability; however, a defect in connection with the fabrication of our products may result in significant costs in connection with lawsuits or refunds. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals.

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

The medical device industry has historically been subject to extensive litigation over product liability claims. We have not been subject to such claims to date, but we may become subject to product liability claims alleging defects in the design, manufacture or labeling of our products in the future. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or in adequate amounts.

While there is long-term clinical data supporting the safety of our existing MyoPro products, updates to our products inherently have uncertain safety risks as they enter the market.

While clinical data have established the safety of MyoPro products, our products undergo periodic updates for various reasons, including performance and reliability improvements and cost reductions. Because MyoPro users generally do not have feeling in their upper extremities, they may not immediately notice adverse effects from updates to the MyoPro, which could exacerbate their impact. If MyoPro products are shown to present new risks or to be unsafe or cause such unforeseen effects in the future, our business and reputation could be harmed, including through field corrections, withdrawals, removals, mandatory product recalls, suspension or withdrawal of FDA registration, significant legal liability or harm to our business reputation.

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as countries such as Australia and Chile. In 2019, we announced our intention to enter to technology licenses for the manufacturing and distribution of the MyoPro in international markets, including the Asia Pacific market, and we are continuing to pursue a potential license. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

If we pursue collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships, we may not be able to consummate them, or we may not be in a position to exercise sole decision decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

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

Our products are regulated as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See “Business — Government Regulation.”

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, or PMA, application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we recently elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement are generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

We are registered with the FDA as a manufacturer for medical devices. We are also subject to regulation by foreign governmental agencies in connection with international sales. The agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements, such as the FDA’s medical device good manufacturing practice / Quality System Regulation, or QSR, requirements and the FDA’s medical device reporting requirements for certain device-related adverse events and malfunction, continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR, and comparable foreign regulations.

The process of complying with the applicable QSR, medical device reporting, and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. If the FDA determines that we fail to comply with applicable regulatory requirements, they may issue an inquiry or an untitled or warning letter with one or more citations of non-compliance. These inquiries or letters, if not closed promptly, can result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Similarly, if we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing.

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

Our relationships with healthcare providers and physicians and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g. healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

•

federal civil and criminal false claims laws, including the False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. DME companies that submit claims directly to payers may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transferring of renumeration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

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

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers and;
•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which will become effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

The failure to comply with any of these laws or regulatory requirements subject entities to possible legal or regulatory action. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, could, despite efforts to comply, be subject to challenge under one or more of such laws. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs, contractual damages, reputational harm and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. In addition, the commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our customers, collaborators and other contractors are vulnerable to damage from computer viruses and unauthorized access. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. A material cyber-attack or security breach could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. Any cyber-attack or security breach that leads to unauthorized access, use or disclosure of personal or proprietary information could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell our products. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, generally increased the number of people with health insurance and significantly impacted the United States medical device industry to which we sell our products. Among other things, the Affordable Care Act:

•

established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although this tax was suspended for 2016 and 2017 as a result of the enactment of the Consolidated Appropriations Act of 2016 and has been further suspended for 2018 and 2019 as a result of the enactment of the Consolidated Appropriations Act of 2018; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models; and created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. On July 9, 2019, the Fifth Circuit US Court of Appeals held a hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision, but it is unclear when the Court will render its decision and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The Bipartisan Health Care Stabilization Act of 2017, as well as the follow-on Bipartisan Health Care Stabilization Act of 2018 were introduced to appropriate funds to stabilize CSR payments; however, the future of this effort is unclear. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. The effects of this gap in reimbursement on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Presidential administrations, members of Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the United States healthcare system, including by repealing or replacing the ACA. Health care reform imposed a Medical Device Excise Tax (“the MDET”) on medical device manufacturers through the end of 2015. The Consolidated Appropriations Act, 2016, enacted in December 2015, included a two-year moratorium on MDET such that medical device sales in 2016 and 2017 were exempt from the MDET. New legislation was passed in January 2018 such that implementation of the MDET was suspended until January 1, 2020. Although the MDET was suspended, if this suspension is not continued or made permanent thereafter, the MDET will be automatically reinstated starting on January 1, 2020 and would result in a significant increase in the tax burden on our industry, which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of health care reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payers, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results. It is not clear how these developments, or other future potential changes to the ACA, will change the reimbursement model and market outlook for O&P devices such as the MyoPro. We intend to monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

Risks Related to Our Intellectual Property

We depend on certain patents that are licensed to us. We do not control these patents and any loss of our rights to them could prevent us from manufacturing our products.

We rely on licenses to two core patents that are material to our business, including the development of the MyoPro, which expire in November 2023 and December 2023, respectively. We have entered into the MIT License for those certain patents that cover (i) a powered orthotic device worn on a patient’s elbow or other joint, that senses relatively low level signals in the vicinity of the joint generated by a patient having spinal cord or other nerve damage and (ii) a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder in attempt to move a body part with a powered orthotic device. Our rights to use these patents will be subject to the continuation of and our compliance with the terms of those licenses.

On November 15, 2016, we entered into a waiver agreement with MIT, with regard to certain obligations, or the Obligations Waiver, under the MIT License. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligation, or the Commercial Obligations, which are required under the MIT License. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future. Our revenue exceeded $750,000 for the fiscal years ended December 31, 2018 and 2017, which satisfied the Revenue Obligations for each of those fiscal years. In addition, our revenue exceeded $750,000 for the year ended December 31, 2019. The Revenue Obligations are a continuing requirement of the MIT License . While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331) and “MYOMO” (Registration No. 4,451,445) in the United States. The MyoPro mark is registered in Canada and in selected European Union, or EU, countries with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Risks Related to our Securities

Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants, are exercised or converted.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of December 31, 2019, we had 181,176 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $86.40 per share, and 21,805 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $63.00 per share. In addition, we have 326 shares of unvested restricted stock outstanding, with a per share fair value of $202.50 when granted in August 2017, with lapsing forfeiture rights extending up to 48 months and 333 shares of unvested restricted stock granted in October 2019, which vest in four equal quarterly installments. In conjunction with our public equity offering in February 2020, we issued 2,143,000 warrants to purchase our common stock at an exercise price of $7.50 per share. In addition, the underwriters exercised the over-allotment option and purchased 321,450 warrants with an exercise price of $7.50 per share.

We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 118,696 shares of common stock remain outstanding as of December 31, 2019. These common stock warrants that we issued in our December 2017 public offering have an exercise price of $42.00 per share and such exercise price is adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants, and the exercise price of these warrants has been adjusted as a result of prior equity offerings. The exercise price of these warrants has been repriced to $0.0001 per share, as a result of our February 2020 underwritten public offering.  The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

There is no established public trading market for our warrants and we do not expect a market to develop. In addition, we do not intend to apply for listing of such warrants on any securities exchange. Without an active market, the liquidity of such warrants will be limited.

Holders of our warrants have no rights as a common stockholder until such holders exercise their warrants and acquire our common stock.

Until holders of our warrants exercise such warrants, they will have no rights with respect to the shares of our common stock underlying such warrants. Upon exercise of such warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Our principal stockholders and management beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 13% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to December 31, 2019, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $7.80 to a high of $696.00 per share.

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

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. In addition, the Term Loan with CVP prohibits the payment of dividends. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

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

Even after we no longer qualify as an emerging growth company, we may under certain circumstances still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (so long as we are a non-accelerated filer) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we continue to evolve as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

We may be subject to adverse legislative or regulatory changes in tax laws that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, or IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. For example, the U.S. government recently enacted the Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of taxable income (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017 and an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additional changes to tax laws are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $46.3 million and $41.2 million, respectively, which begin to expire in the year 2028 and 2022 through 2038, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Code , and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that an ownership change occurred in each of the third quarter of 2014 and the second quarter of 2015. The result of these ownership changes is that approximately $5 million of our pre-change net operating loss carryforwards will not be available to us to offset future taxable income. In addition, we determined that an ownership change occurred in conjunction with our common stock offering in February 2020.  As a result, an additional $437,000 of our NOL’s will expire unutilized. We may undergo an ownership change in connection with this offering or in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. Under the TCJA, U.S. federal net operating loss carryforwards generated after December 31, 2019 will not be subject to expiration.

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

Our primary offices are located at the Cambridge Innovation Center, One Broadway, 14th Floor, in Cambridge, Massachusetts, where we have a month-to-month lease to operate an office consisting of 1,692 square feet of office and laboratory space. Additionally, we have offices at WeWork, 5049 Edwards Ranch, Fort Worth, TX, where we have a six-month lease to operate a call center for lead generation consisting of 310 square feet of office space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the U.S.

Item 3.	Legal Proceedings

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference. Refer to Item 12 of Part III of this Annual Report on Form 10-K for additional information.

Market Information

Our common stock has been listed on NYSE American under the symbol “MYO” since June 12, 2017. Prior to that time, there was no public market for our common stock.

Holders of Record

On March 5, 2020, the closing price per share of our common stock was $5.24 as reported on The NYSE American, and we had approximately 130 stockholders of record (not including beneficial owners whose shares are held in street name).

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

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on Myomo’s common stock with the NYSE American Composite Index, and the NYSE American Medical Device Index for the period covering from June 9, 2017, the date of our IPO through the end of Myomo’s fiscal year ended December 31, 2019. The graph assumes an investment of $100.00 made on June 12, 2017, in (i) Myomo’s common stock, (ii) the stocks comprising the NYSE American’s Composite Index, (iii) the stocks comprising the NASDAQ Medical Equipment Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Myomo under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, or ADLs, in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team will submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to cast the patient’s arm, then fabricate the MyoPro and deliver it to the patient.  This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Canada, Europe, Chile, and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and over forty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

Our technology was originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. Myomo was incorporated in 2004 and completed licensing of its technology from MIT in 2006.

On January 30, 2020, we effected a one-for-thirty reverse split of our common stock.  All share and per share amounts have been restated to give effect to the reverse split.

Other milestones our history include:

•

In 2012, we introduced the MyoPro, The primary business focus shifted during this time period, from devices which were designed for rehabilitation therapy and sold to hospitals, to providing an assistive device through O&P providers to patients who are otherwise impaired for use at home, work, and in the community that facilitates ADLs.

•

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

•	On June 9, 2017, we completed our initial public offering (“IPO”) and a private offering concurrent with the IPO, generating net proceeds of $6.9 million in the aggregate.

•	On July 31, 2017, we met the criteria to apply the CE Mark for the MyoPro. This has enabled us to sell the MyoPro to individuals in the European Union (the “EU”).
•	On October 24, 2017, we obtained a Medical Device License in Canada, which enabled us to sell the MyoPro in Canada.
•

In May 2018, we announced that CMS has published a favorable preliminary decision regarding our application for HCPCS “L” codes. We had filed this application in December 2017 to have the CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.”

•

In November 2018, we announced that the CMS had published two new codes (L8701, L8702) pursuant to our application for HCPCS codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.

•	On December 4, 2017, we completed a follow-on public offering, generating net proceeds of $10.4 million.
•	During 2018, an aggregate of 40,185 warrants were exercised for additional gross proceeds of $3.6 million.

Recent Developments

Underwritten Public Offerings

On February 12, 2019, we completed an underwritten public offering in which we sold 151,417 shares of our common stock at a price to the public of $42.00. All of the shares of common stock sold were offered by us and were pursuant to a prospectus dated July 16, 2018, and a preliminary prospectus supplement dated February 7, 2019, in connection with a takedown from our shelf registration statement on Form S-3 (Registration No. 333-226045) (as amended, the “Registration Statement”), which the SEC declared effective on July 16, 2018. The gross proceeds to us were approximately $6.4 million. After deducting the underwriting discount and other offering expenses, net proceeds were approximately $5.6 million.

On February 12, 2019, we issued to the underwriter a warrant, or the Underwriter Warrant, to purchase 12,113 shares of common stock. The Underwriter Warrant has an exercise price $52.50 per share and may be exercised on a cashless basis in certain circumstances specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and expires four years from the date of issuance. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction.

On February 12, 2020, we completed an underwritten public offering in which we sold 2,143,000 shares of our common stock and pre-funded warrants at a combined price of $7.00 per share (less a nominal $0.0001 per share exercise price for the pre-funded warrants.  In addition, investors received a warrant to purchase one share of common stock at an exercise price of $7.50 per share. The offering was conducted pursuant to a registration statement on Form S-1 (Registration No. 333-235538 as amended, the “Registration Statement”), which the SEC declared effective on February 10, 2020. The gross proceeds to us were approximately $15.0 million. After deducting the underwriting discount and other offering expenses, net proceeds are estimated to be approximately $13.7 million.

Reverse Stock Split

On January 30, 2020, we filed with the State of Delaware an amendment to our Eighth Amended and Restated Certificate of Incorporation for a one-for-thirty reverse split of our common stock. All share and per share information has been restated retroactively, giving effect to the reverse stock split for all periods presented. There was no change to reported net loss in any period presented.

Term Loan

On October 22, 2019, we entered into a Note Purchase Agreement, Senior Note and Security Agreement, or collectively, the “Term Loan with CVP. Under the Term Loan, we received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount, we will repay CVP $3.3 million. The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date, with the actual amount to be determined by CVP. CVP has granted us an option to defer up to three redemption payments. If we elect to defer any payments, we will pay CVP a fee that is the greater of (i) $35,000, or (ii) 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance. The Term Loan is secured by all of our assets, excluding intellectual property. We have agreed that we will not pledge our intellectual property assets to any other party for so long as the Term Loan is outstanding. Subject to the terms and conditions set forth in the Term Loan, we may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid. For so long as the Term Loan remains outstanding, we have agreed to pay CVP 50% of the outstanding balance of the Term Loan from net proceeds that we receives from the sale of our common stock or other equity (excluding sales of common stock under our at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan. On February 13, 2020, we made a prepayment to CVP of approximately $1,959,100, which was comprised of approximately $1,703,600, representing 50% of the outstanding balance of the Term Loan and a prepayment fee of approximately $255,500. The Term Loan also contains penalty provisions in an event of default. Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence. Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, the Lender may declare the outstanding balance immediately due and payable at such time or at any time thereafter. The Term Loan includes provisions for technical covenants, but no financial covenants, and CVP has the right to consent to any additional debt financing arrangements, including convertible debt financings. In connection with the Term Loan, we paid our placement agent a commission equal to 6% of the gross proceeds of the Term Loan.

Shelf Registration

On July 2, 2018, we filed the Registration Statement with the SEC in relation to the registration of our common stock, preferred stock, warrants and/or units of any combination thereof , or collectively, the Securities having an aggregate price of up to $75 million, subject to the limitations of the Shelf. We simultaneously entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by us of up to an aggregate amount of $15 million of our common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. On February 7, 2019, we suspended this offering of our common stock.

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

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the years presented.

	Year-to-year change
	2019	2018	$	%
Revenue	$3,837,730	$2,444,104	$1,393,626	57%
Cost of revenue	917,623	728,279	189,344	26
Gross profit	$2,920,107	$1,715,825	$1,204,282	70%
Gross margin%	76%	70%		6%

Revenues

We derive revenue primarily from the sale of our products to patients as a provider that is reimbursed directly by insurance companies, which we refer to as direct billing, and to O&P providers in the U.S, Europe, Australia and Chile and the VA.  In 2019, we decided to not renew our distribution agreement with Ottobock, allowing us to work with other distributors to sell our products in the previously exclusive geographic markets. We recorded approximately $100,000 of product revenue from Ottobock in 2019.  There were no product revenues from Ottobock in 2018.

We expect that our revenues will continue to grow, primarily as a result of our increased direct-to-patient marketing efforts, while continuing our selling and marketing efforts through O&P channel providers, both domestically and internationally.

Total revenue in 2019 increased by approximately $1,394,000, or 57% compared to 2018. The revenue increase was driven by both a higher number of revenue units and a higher average selling price.  Revenues generated in 2019 by being the provider to the patient and billing insurance directly, which we refer to as direct billing increased to approximately $1,285,000, or 33% of revenue in 2019, compared to approximately $306,000, or 13% of revenue in 2018.  The increase in direct billing revenues, as well as a higher volume of Motion G products sold, were the drivers for our higher average selling price in 2019.

We periodically receive grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. Prior to the adoption of ASC 606 – “Revenues from Contracts with Customers”, or ASC 606, on January 1, 2019, we reported these activities as revenue.  We recognized approximately $64,000 in grant revenue in 2018.

Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting, fabrication and fitting of our products, inventory reserves, warranty costs, royalties associated with licensed technologies and instruction. Prior to the adoption of ASC 606, we also included the incremental costs incurred for our funded grants in cost of revenue.

Gross margin increased to 76% for the year ended December 31, 2019, as compared to 70% in the comparable 2018 period due to a higher average selling price per unit as discussed above and realized cost reductions on our products.

We expect our gross margins to vary depending on the mix of channel revenues and timing of reimbursements from third party payers, which impacts revenue recognition.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Year-to-year change
	2019	2018	$	%
Research and development	$2,160,588	$1,838,633	$321,955	18%
Selling, general and administrative	11,554,522	10,405,609	1,148,913	11
Total operating expenses	$13,715,110	$12,244,242	$1,470,868	12%

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

R&D expenses increased by approximately $322,000, or 18% in 2019 compared to 2018. The increase was primarily due to an increase in personnel costs of approximately $220,000, related to additional engineering personnel costs and an increase in consulting expenses of approximately $123,000, driven by costs related to the development of our pediatric device, which is expected to be launched in 2020.

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

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products, and costs required to comply with the regulatory requirements of the SEC, insurance and other corporate expenses. We expect that general and administrative expenses will increase in the future as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products, while adding administrative and accounting support structure for our growing business.

Selling, general and administrative expenses increased by approximately $1,149,000 or 11% in 2019 compared to 2018. The increase was primarily due to increases in personnel costs of approximately $1,049,000, rent expense of approximately $190,000, professional costs of approximately $186,000, advertising costs of approximately $165,000 and stock-based compensation of approximately $75,000, partially offset by lower clinical research costs of approximately $240,000 and lower consulting costs of approximately $321,000.  Personnel costs increased primarily as a result of adding headcount to support, sales, marketing and reimbursement efforts, which was partially offset by lower consulting costs. This has the effect of increasing share-based compensation expenses as well. Advertising expenses increased due primarily to expansion of our digital advertising activity in order to grow our candidate pipeline. Rent expense increased due to additional space requirements to support higher headcount, as well as rent increases.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Year-to-year change
	2019	2018	$	%
Change in fair value of derivative liabilities	$(194,485)	$(36,269)	$(158,216)	436%
Interest (income) and other expense, net	(1,140)	(175,409)	174,269	N/M
Non-cash interest expense	113,631	-	113,631	N/M
Total other expense (income)	$(81,994)	$(211,678)	$129,684	(61)%

The change in the fair value of derivative liabilities of approximately $158,000 is due to a reduction in the value of our derivative warrant liability due primarily to a lower stock price during 2019.

The increase in interest and other expense of approximately $174,000, net is primarily due to interest expense on our Term Loan that we entered into in October 2019.

Non-cash interest expense for the year ended December 31, 2019 represents amortization of the debt discount generated by the costs of obtaining the financing and the derivative liability bifurcated from the debt.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt, including non-cash interest expense from the amortization of the debt discount;
•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not include other income (expense);
•	Adjusted EBITDA does not include depreciation expense from fixed assets;
•	Adjusted EBITDA does not include the impact of stock-based compensation; and
•	Adjusted EBITDA does not include the change in value of our derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2019	2018
GAAP net loss	$(10,713,009)	$(10,316,739)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	(1,140)	(175,409)
Non-cash interest expense	113,631	-
Depreciation expense	95,124	69,682
Stock-based compensation	907,993	814,666
Change in fair value of derivative liabilities	(194,485)	(36,269)
Adjusted EBITDA	$(9,791,886)	$(9,644,069)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2019	2018
Cash	$4,465,455	$6,540,794
Working capital	2,265,952	6,018,790

We had working capital and stockholders’ equity of approximately $2,266,000 and $1,825,000 respectively, as of December 31, 2019. We have historically funded our operations through financing activities, including raising equity and debt capital.  In our audited financial statements as of and for the year ended December 31, 2018 and in subsequent quarterly unaudited condensed financial statements, we disclosed that we had incurred significant losses, negative operating cash flows and as of those dates required additional capital to meet our obligations and sustain our operations.  As a result, we concluded that there was substantial doubt as to our ability to continue as a going concern.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.7 million. The purpose of this offering was to provide sufficient capital to allow us to execute on our strategy to achieve cash flow breakeven.  Based upon our expected cash flows and the funds raised in our February 2020 underwritten public equity offering, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Annual Report on Form 10-K. As a result of the net proceeds raised in the February 2020 equity offering and considering our operating plans discussed below, we believe that substantial doubt as to our ability to continue as a going concern has been alleviated.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market on schedule and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.  We believe that we have access to capital resources through possible public or private equity offerings, including usage of our ATM facility, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Additional debt financing requires the consent of CVP and may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness; and may contain other terms that are not favorable to our stockholders or us.

Cash Flows

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(10,341,817)	$(9,606,310)
Net cash used in investing activities	(51,991)	(126,867)
Net cash provided by financing activities	8,318,469	3,337,598
Net decrease in cash, cash equivalents, and restricted cash	$(2,075,339)	$(6,395,579)

Operating Activities. The net cash used in operating activities for the year ended December 31, 2019 was primarily used to fund a net loss net of non-cash items of approximately $9,792,000, including non-cash expenses in the aggregate amount of approximately $921,000 of which approximately $908,000 of non-cash adjustments related to stock-based compensation, and approximately $550,000 of cash used for changes in operating assets and liabilities, primarily related to increases in inventory, prepaid expenses and other current assets and other assets, and a decrease in customer advance deposits.

Investing Activities. During the year ended December 31, 2019 our cash used in investing activities of approximately $52,000 was for the acquisition of equipment.

Financing Activities. During the year ended December 31, 2019 cash provided by financing activities of approximately $8,318,000 was primarily due to approximately $5,604,000 of proceeds received from our follow-on public offering in February 2019, and net proceeds of approximately 2,788,000 from the issuance of debt in October 2019.

Contractual Obligations and Contingent Liabilities at December 31, 2019

The following table summarizes our significant contractual obligations as of December 31, 2019:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Minimum royalty payments	$100,000	$25,000	$75,000	$—	$—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2019 and 2018.

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

Debt

For debt arrangements, we consider any embedded equity-linked components and account for the fair value of any embedded warrants and derivatives. We elect not to use the fair value option for recording debt arrangements and elect to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation. Elements of the host contract which are not clearly and closely related to the debt are considered derivatives and are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs, which are amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the derivative liabilities with the change in value being recorded as other income/loss.

Research and Development Costs

We expense research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Revenue Recognition

On January 1, 2019, we adopted the new accounting standard ASC 606 and all the related amendments (Topic 606) using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on our assessment of the cumulative effect adjustment upon adoption. We recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement and are evaluated using a five-step model. Generally, we recognize revenue at a point in time.  The adoption of Topic606 did not have a material impact on the financial statements at initial implementation.

We recognize revenue after applying the following five steps:

1)	Identification of the contract, or contracts, with a customer,
2)	Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract
3)	Determination of the transaction price, including the constraint on variable consideration
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, performance obligations are satisfied

Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Increasingly, we are deriving revenue from direct billing.  We also derive revenue primarily from the sale of our products to O&P providers in the U.S. and internationally, the VA and rehabilitation hospitals. Under direct billing, we recognize revenue when we meet all of the following criteria:

(i)	Our product has been delivered to the patient, including completion of initial instruction on its use.
(ii)

Collection is deemed probable and it has been determined that a significant reversal of the revenue to be recognized is not deemed probable when the uncertainty associated with the variable consideration is resolved.

(iii)	The amount to be collected is estimable using the “expected value” estimation techniques, or the “most likely amount” as defined in ASC 606.

For revenues derived from O&P providers, the VA and rehabilitation hospitals, we recognize revenue when control passes to the customer in an amount that reflects the consideration we expect to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, we ship our products to O&P providers pending reimbursement from third party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, we recognize revenue when payment has been received, as all of the revenue recognition criteria has been met.

We periodically receive federally-funded grants that require us to perform research activities as specified in each respective grant. We are paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by us to perform such activities. Prior to January 1, 2019, grant revenue was recognized when persuasive evidence of the arrangement existed, the service had been provided and adherence to specific parameters of the awarded grant were met, the amount was fixed and determinable and collection was reasonably assured. We recognized the revenue on a completion of performance basis where no ongoing obligation existed, or ratably over the term of the grant if no specific performance was required. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which were reported as a component of cost of revenue in the statements of operations. Amounts received in advance were deferred. Due to the adoption of ASC 606 on January 1, 2019, grant proceeds are reported as an offset to research and development expenses.  Any amounts allowed for recovery of overhead are recorded as other income in the statements of operations.

We have elected to record taxes collected from customers on a net basis and do not include tax amounts in revenue or cost of revenue.

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

ASC 740 requires that the tax effects of changes in tax laws or rates be recognized in the financial statements in the period in which the law is enacted.

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

Stock-Based Compensation

We account for stock awards to employees and non-employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2019 and 2018, and as a result, all potentially dilutive common shares are considered antidilutive for these years.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We lease or facilities on month-to-month basis and do not carry any equipment leases, therefore we do not believe that the adoption of ASU No. 2016-02 will have a material impact on our financial statements. As an emerging growth company, we delayed adoption of ASU 2016-02 until January 1, 2020.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We have adopted this standard and the adoption of this standard did not have a material impact on our financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in OCI and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Weare currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on our financial statements.

In April 2019, The FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” to clarify and improve guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. Among other updates, this ASU amended provisions of ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” relating to fair value disclosures for held-to-maturity debt securities.  The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the entity has adopted all of the amendments in ASU 2016-01. The amendments should be applied on a modified-retrospective basis through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-01. We are currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on our financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes.  This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We are currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on our financial statements.

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $4.5 million as of December 31, 2019, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

JOBS Act

We qualify as an emerging growth company as defined in the JOBS Act. As an emerging growth company, we may take advantage of relief from certain specified reporting requirements and other burdens that are otherwise applicable generally to public companies. Thus, an emerging growth company can delay the adoption of certain new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019 based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

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

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2019.

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

3)	Exhibits

Exhibit No.	Exhibit Description

3.1	Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

3.3

Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on January 30, 2020 (incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on January 30, 2020)

4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 in the Registrant’s From S-1/A filed on November 15, 2017)

4.2	Form of Investor Warrant in connection with the Company’s February 2020 public offering (incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on February 12, 2020)

4.2.1	Form of Pre-funded Warrant in connection with the Company’s February 2020 public offering (incorporated by reference to Exhibit 4.2 contained in the Registrant’s Form 8-K filed on February 12, 2020)

4.2.2

Form of Underwriter’s Warrant in connection with the Company’s February 2020 public offering (incorporated by reference to Exhibit 4.3 contained in the Registrant’s Form 8-K filed on February 12, 2020)

4.3	Form of Private Placement Warrant (incorporated by reference to Exhibit 3.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

4.4

Form of Warrant issued in connection with 8% Convertible Promissory Notes, dated December 2015 (incorporated by reference to Exhibit 3.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

4.5

Form of Warrant issued in connection with 8% Bridge Convertible Promissory Notes, dated June2016 (incorporated by reference to Exhibit 4.5 contained in the Registrant’s Form S-1 filed on October 20, 2017)

4.6	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 in the Registrant’s Form 8-K filed on February 8, 2019)

4.7*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1+	2004 Stock Option and Incentive Plan and form of award agreements (incorporated by reference to Exhibit 6.1 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.2+	2014 Stock Option and Grant Plan and form of award agreements (incorporated by reference to Exhibit 6.2 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.3+

2016 Equity Incentive Plan (to be effective upon closing of this Offering) and form of award agreements (incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.4	Form of MLSC 10% Promissory Notes (incorporated by reference to Exhibit 6.4 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.5	Form of 8% Convertible Promissory Notes, dated December 2015 (incorporated by reference to Exhibit 6.5 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.6	Form of Amended and Restated Shareholder 10% Promissory Note date September 1, 2015 (incorporated by reference to Exhibit 10.6 contained in the Registrant’s Form S-1 filed on October 20, 2017)

10.7	Form of Amended Shareholder 10% Promissory Note dated June 29, 2016 (incorporated by reference to Exhibit 10.7 contained in the Registrant’s Form S-1 filed on October 20, 2017)

10.8	Form of Amended Shareholder 10% Promissory Note dated May 23, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

10.9	Form of 8% Bridge Convertible Promissory Notes, dated June 2016 (incorporated by reference to Exhibit 6.7 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.10

License Agreement between the Company and the Massachusetts Institute of Technology, dated October 30, 2006 (incorporated by reference to Exhibit 6.18 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.11

First Amendment to the License Agreement between the Company and the Massachusetts Institute of Technology, dated May 5, 2010 (incorporated by reference to Exhibit 6.19 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.12	GRE Fabrication Agreement, effective as of September 1, 2012 (incorporated by reference to Exhibit 6.20 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.13+	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.14

Waiver to License Agreement between the Company and the Massachusetts Institute of Technology, dated November 15, 2016 (incorporated by reference to Exhibit 6.22 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.15+	Employment Agreement between the Company and Paul R. Gudonis, dated December 23, 2016 (incorporated by reference to Exhibit 6.24 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.16+	Employment Agreement between the Company and Jonathan Naft, dated December 23, 2016 (incorporated by reference to Exhibit 6.25 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.17+	Employment Agreement, dated February 6, 2019, by and between the Company and David Henry (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K file on February 6, 2019)

10.18	Form of Amended MLSC 7% Promissory Note dated June 6, 2017 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 10-Q filed on August 14, 2017)

10.19	Form of Amended Shareholder 10% Promissory Note dated November 13, 2017 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on November 14, 2017)

10.20

Note Purchase Agreement between the Company and Iliad Research and Trading, L.P. dated October 22, 2019 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on October 23, 2019)

10.21

Secured Promissory Note from the Company to Iliad Research and Trading, L.P. dated October 22, 2019 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on October 23, 2019)

10.22

Security Agreement between the Company and Iliad Research and Trading, L.P. dated October 22, 2019 (incorporated by reference to Exhibit 10.3 contained in the Registrant’s Form 8-K filed on October 23, 2019)

10.23+

Employment Agreement Amendment 1, dated December 13, 2019, by and between the Company and Paul R. Gudonis (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on December 18, 2019)

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i)  Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

+	Management contract or compensatory arrangement.
*	Filed herewith
**

Portions of this exhibit containing confidential information have been omitted pursuant to a confidential treatment order granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[*]” and has been filed separately with the SEC.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2020.

Myomo, Inc.,

By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2020

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020

/s/ Amy Knapp Amy Knapp	Director	March 13, 2020

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 13, 2020

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 13, 2020

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Myomo, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’  equity and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 13, 2020

MYOMO, INC.

BALANCE SHEETS

December 31,	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,465,455	$6,540,794
Accounts receivable, net	424,287	382,258
Inventories, net	439,533	256,149
Prepaid expenses and other	820,206	695,276
Total Current Assets	6,149,481	7,874,477
Restricted cash	75,000	75,000
Deferred offering costs	219,240	144,582
Equipment, net	154,972	187,513
Total Assets	$6,598,693	$8,281,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net of discount of $676,703 at December 31, 2019	$1,763,887	$-
Accounts payable and accrued expenses	1,738,450	1,743,427
Derivative liabilities	378,239	3,661
Deferred revenue	2,913	1,990
Customer advance payments	40	106,609
Total Current Liabilities	3,883,529	1,855,687
Long-term debt, net of discount of $36,169 at December 31, 2019	888,961	—
Deferred revenue	1,495	—
Total Liabilities	4,773,985	1,855,687
Commitments and Contingencies
Stockholders’ Equity:
Common stock par value $0.0001 per share 100,000,000 shares authorized; 574,524 and 415,006 shares issued as of December 31, 2019 and 2018, respectively, and 574,497 and 414,979 shares outstanding as of December 31, 2019 and 2018, respectively.	57	41
Additional paid-in capital	57,957,097	51,721,834
Accumulated deficit	(56,125,982)	(45,289,526)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	1,824,708	6,425,885
Total Liabilities and Stockholders’ Equity	$6,598,693	$8,281,572

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF OPERATIONS

For the year ended December 31,	2019	2018
Revenue	$3,837,730	$2,444,104
Cost of revenue	917,623	728,279
Gross profit	2,920,107	1,715,825
Operating expenses:
Research and development	2,160,588	1,838,633
Selling, general and administrative	11,554,522	10,405,609
	13,715,110	12,244,242
Loss from operations	(10,795,003)	(10,528,417)
Other expense (income)
Change in fair value of derivative liabilities	(194,485)	(36,269)
Interest (income) and other expense, net	(1,140)	(175,409)
Non-cash interest expense, debt discount	113,631	-
	(81,994)	(211,678)
Net loss	$(10,713,009)	$(10,316,739)
Weighted average number of common shares outstanding:
Basic and diluted	553,782	409,746
Net loss per share available to common stockholders:
Basic and diluted	$(19.35)	$(25.18)

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional				Total
	Common stock		paid-in	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	deficit	Shares	Amount	Equity
Balance, January 1, 2018	371,322	$37	$47,424,992	$(34,972,787)	27	$(6,464)	$12,445,778
Common stock issued upon vesting of restricted stock units, net of 760 shares withheld for employee taxes	1,426	—	(74,213)	—	—	—	(74,213)
Exercise of common stock options	39	—	2	—	—	—	2
Exercise of common stock warrants	40,185	4	3,556,387	—	—	—	3,556,391
Restricted stock vested	2,034	—	—	—	—	—	—
Stock-based compensation	—	—	814,666	—	—	—	814,666
Net loss	—	—	—	(10,316,739)	—	—	(10,316,739)
Balance, December 31, 2018	415,006	41	51,721,834	(45,289,526)	27	(6,464)	6,425,885
Cumulative impact of ASC 606	—	—	—	(123,447)	—	—	(123,447)
Proceeds from public offering, net of offering costs of $710,572	151,417	15	5,603,814	—	—	—	5,603,829
Common stock issued upon vesting of restricted stock units, net of 1,836 shares withheld for employee taxes	6,490	1	(80,251)	—	—	—	(80,250)
Restricted stock vested, net of 2 shares withheld for employee taxes	1,280	—	(72)	—	—	—	(72)
Exercise of common stock options	331	—	15	—	—	—	15
Warrants issued as offering costs and recorded as a derivative liability	—	—	(196,236)	—	—	—	(196,236)
Stock-based compensation	—	—	907,993	—	—	—	907,993
Net loss	—	—	—	(10,713,009)	—	—	(10,713,009)
Balance, December 31, 2019	574,524	$57	$57,957,097	$(56,125,982)	27	$(6,464)	$1,824,708

The accompanying notes are an integral part of the financial statements.

MYOMO, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,713,009)	$(10,316,739)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	95,124	69,682
Stock-based compensation	907,993	814,666
Loss on disposal of asset	2,481	—
Bad debt expense	—	16,275
Non-cash interest expense, debt discount	113,631	—
Amortization of original issue discount	58,296	—
Inventory reserve	(71,265)	32,645
Change in fair value of derivative liabilities	(194,485)	(36,269)
Other non-cash charges	9,423	—
Changes in operating assets and liabilities:
Accounts receivable	(42,028)	(101,494)
Inventories	(213,562)	(140,817)
Prepaid expenses and other	(163,742)	(307,001)
Other assets	(87,265)	—
Accounts payable and accrued expenses	60,742	466,191
Deferred revenue	2,418	(103,340)
Customer advance payments	(106,569)	(109)
Net cash used in operating activities	(10,341,817)	(9,606,310)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(51,991)	(126,867)
Net cash used in investing activities	(51,991)	(126,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	2,788,019	—
Net proceeds from common stock offering	5,603,829	—
Payments of issuance costs	—	(144,582)
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(80,322)	(74,213)
Proceeds from exercise of stock options	15	2
Proceeds from exercise of warrants	-	3,556,391
Proceeds from payments under grants	6,928	—
Net cash provided by financing activities	8,318,469	3,337,598
Net decrease in cash, cash equivalents, and restricted cash	(2,075,339)	(6,395,579)
Cash, cash equivalents, and restricted cash beginning of year	6,615,794	13,011,373
Cash, cash equivalents, and restricted cash end of year	$4,540,455	$6,615,794
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$17,715	$53,178
Cumulative impact from the adoption of ASC 606	$(123,447)	$—
Issuance of selling agent warrants	$196,236	$—
Put option bifurcated from term loan	$372,827	$—
Accrued interest converted to principal	$65,270	$—

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

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 125,000,000 shares of stock, consisting of 100,000,000 shares of common stock, par value $0.0001 and 25,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

Shelf Registration Statement

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement.  The Sales Agreement was suspended following the Company’s follow-on public offering in February 2019.

Follow-on Public Offerings

In February 2020, the Company completed a follow-on offering of 1,660,000 shares of its common stock and 1,660,000 investor warrants to purchase one share of the Company’s common stock at a combined offering price of $7.00 per share.  In addition, the Company sold 483,000 pre-funded warrants and 483,000 investor warrants to purchase one share of the Company’s common stock at a combined offering price of $6.999 per share. The offering generated approximately $13.7 million in net proceeds to the Company.  See Note 13 – Subsequent Events, for further information.

In February 2019, the Company completed a follow-on offering of 151,417 shares of its common stock, including the underwriter’s exercise of its over-allotment option, generating net proceeds of approximately $5.6 million. See Note 7 – Common Stock, for further information.

Term Loan

On October 22, 2019, the Company entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (“CVP “or “Lender”). Under the Term Loan, the Company received gross proceeds of $3.0 million, excluding fees and expenses. Including an original issue discount, the Company will repay the Lender $3.3 million.  See Note 6 – Debt, for further information

Liquidity

The Company incurred net losses of approximately $10,713,000 and $10,317,000 during the years ended December 31, 2019 and 2018, respectively, and has an accumulated deficit of approximately $56,126,000 and $45,290,000 at December 31, 2019 and 2018, respectively. Cash used in operating activities was approximately $10,342,000 and $9,606,000 for the years ended December 31, 2019 and 2018, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

In the notes to the Company’s audited financial statements as of and for the year ended December 31, 2018, and subsequently in each of the Company’s quarterly unaudited condensed financial statements, management stated the Company had incurred significant losses, negative operating cash flows and as of those dates needed to raise additional capital to meet its obligations and sustain its operations.  As a result, the Company concluded that there was substantial doubt as to the Company’s ability to continue as a going concern.

In February 2020, the Company completed a follow-on offering of its common stock, generating net proceeds of approximately $13.7 million. The Company believes the funds raised will allow the Company to execute on its strategy towards achieving cash flow breakeven.  Based upon its expected cash flows and the funds raised in the February 2020 equity offering, the Company believes that its available cash will fund its operations for at least the next twelve months from the issuance date of these financial statements.  As a result of the net proceeds raised in the February 2020 equity offering and after consideration of management’s plans described below, the Company believes that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Management’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products, executing on its plans to bring its pediatric product to market on schedule and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their billing contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, including usage of its ATM facility, exercises of outstanding warrants, additional debt financings, or other means.  Additional debt financing requires the consent of CVP and may require the Company to pledge other assets not currently pledged and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s significant estimates include the allowance for doubtful accounts, deferred tax valuation allowances, valuation of stock-based compensation, valuation of embedded derivative liabilities, warranty obligations and reserves for slow-moving inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2019 and 2018.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	2019	2018
Cash and cash equivalents	$4,465,455	$6,540,794
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash in the balance sheet	$4,540,455	$6,615,794

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2019 and 2018, the Company recorded an allowance for doubtful account, which was immaterial to the financial statements.

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is determined using a specific identification method. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. In addition, the carrying value of consigned inventories is reduced by the value of MyoPro devices that will not be sold based on historical experience.

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

Demonstration units are sometimes provided by the Company’s to its indirect sales channel for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the statements of operations to selling, general, and administrative expense. During the years ended December 31, 2019 and 2018, the Company charged to operations approximately $152,200 and $256,700, respectively, for these units. Demonstrations units provided to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units are provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expense. During the year ended December 31, 2019 and 2018 the Company charged to operations approximately $31,100 and $17,700, respectively, of these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2019 and 2018.

Accounts Payable and Other Accrued Expenses:

	2019	2018
Trade payables	$450,101	$426,727
Accrued compensation and benefits	889,583	1,027,757
Accrued professional services	142,804	73,722
Warranty reserve	81,981	92,000
Other	173,981	123,221
	$1,738,450	$1,743,427

Derivative Liabilities

The Company accounts for warrants determined to be derivative financial instruments and any embedded equity-linked component in debt instruments determined to be a derivative liability by recording them as a liability at fair value and then it marks-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company has recorded derivative liabilities for warrants it issued with certain equity offerings (see Note 9) as well as a derivative liability for an embedded derivative liability in its Term Loan (see Note 6).

Debt

The Company elects not to use the fair value option for recording debt arrangements and elects to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation. Elements of the host contract which are not clearly and closely related to the debt are considered derivatives and are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs, which are amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the derivative liabilities with the change in value being recorded as other income/loss.

Revenue Recognition

On January 1, 2019, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606) using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement and are evaluated using a five-step model. Generally, the Company recognizes revenue at a point in time.  The adoption of Topic 606 did not have a material impact on the financial statements at initial implementation.

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

Increasingly, the Company derives its revenue from direct billing.  The Company also derives revenue from the sale of its products to O&P providers in the U.S. and internationally, the Veterans Administration (“VA”) and rehabilitation hospitals. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

(i)	The product has been delivered to the patient, including completion of initial instruction on its use.
(ii)

Collection is deemed probable and it has been determined that a significant reversal of the revenue to be recognized is not deemed probable when the uncertainty associated with the variable consideration is resolved.

(iii)	The amount to be collected is estimable using the “expected value” estimation techniques, or the “most likely amount” as defined in ASC 606.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis.  During the year ended December 31, 2019, the Company recognized revenue of approximately $427,000 from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

For revenues derived from O&P providers, the VA and rehabilitation hospitals, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, the Company ships its products to O&P providers pending reimbursement from non-government, third party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, the Company recognizes revenue when payment has been received, as then all of the revenue recognition criteria has been met.

The Company receives federally-funded grants that require it to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. Prior to January 1, 2019, the Company’s grant revenue was recognized when persuasive evidence of the arrangement existed, the service had been provided and adherence to specific parameters of the awarded grant had been met, the amount was fixed and determinable and collection was reasonably assured. The Company recognized approximately  $64,600 in grant income in 2018. Direct costs related to these grants are reported as a component of research and development costs in the statements of operations except for reimbursable costs which were reported as a component of cost of revenue in the statements of operations. Cost of revenue included reimbursable costs of approximately $31,600   in 2018. Amounts received in advance were deferred.  As a result of the adoption of ASC 606 on January 1, 2019, the Company’s grant proceeds are not deemed to be received from customers as defined under ASC 606 and are now reported as an offset to research and development expenses.  Any amounts allowed for recovery of overhead are recorded as other income in the statements of operations. Such proceeds were immaterial to the financial statements in 2019.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had immaterial amounts of deferred revenue as of December 31, 2019 and 2018.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

2019
Clinical/medical providers	$2,553,099
Direct-to-patient	1,284,631
Total revenue from contracts with customers	$3,837,730

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third party payers. Prior to the implementation of ASC 606, the Company had been accounting for this transaction at the time of shipping to an O&P provider by leaving consigned inventory on the balance sheet until the uncertainty regarding payment had been resolved and by providing a consignment inventory reserve based upon the amounts historically collected under this program. Under ASC 340-40-25, this inventory is expensed as of the date of shipment. For the year ended December 31, 2019, the Company recorded cost of goods sold of approximately $120,300 without corresponding revenue.  The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.  The Company recorded a net increase to opening accumulated deficit of approximately $123,000 as of January 1, 2019 due to the cumulative impact of adopting Topic 606.

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

Shipping and Handling Costs

Shipping and handling costs paid by customers are netted against the related shipping costs we incur. The net cost is recorded in cost of revenues. Historically, such costs have not been material.

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

The Company files income tax returns in federal and state jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2016. Currently, there are no income tax audits in process.

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

Stock-based compensation expense of approximately $908,000 and $814,700 was recorded in research and development, selling, general and administrative expense in 2019 and 2018, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2019 and 2018, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2019 and 2018 consist of:

	2019	2018
Options	21,806	24,125
Warrants	181,176	169,063
Restricted stock units	18,395	1,270
Restricted stock	659	1,275
Total	222,036	195,733

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $301,700 and $136,300 in 2019 and 2018, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We lease or facilities on month-to-month basis and do not carry any equipment leases, therefore we do not believe that the adoption of ASU No. 2016-02 will have a material impact on our financial statements. As an emerging growth company, we delayed adoption of ASU 2016-02 until January 1, 2020.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We have adopted this standard and the adoption of this standard did not have a material impact on our financial statements or disclosures.

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

In April 2019, The FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” to clarify and improve guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. Among other updates, this ASU amended provisions of ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” relating to fair value disclosures for held-to-maturity debt securities.  The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the entity has adopted all of the amendments in ASU 2016-01. The amendments should be applied on a modified-retrospective basis through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-01. We are currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on our financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes.  This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We are currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on our financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no other subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2019	2018
Finished goods	$46,854	$-
Rental units	23,418	-
Consigned inventory	-	135,635
Parts and subassemblies	372,996	195,514
	443,268	331,149
Less: Reserve for rental units	(3,735)	-
Excess and obsolete inventory reserves	-	(24,000)
Consigned inventory reserves	-	(51,000)
Inventories, net	$439,533	$256,149

Prior to the adoption of ASC 606 on January 1, 2019, consigned inventory represented products that had been delivered for which the Company did not have the right to bill. Under ASC 340-40, also adopted on January 1, 2019 in conjunction with ASC 606, these costs are now expensed as incurred.  At December 31, 2018, the Company recorded reserves for excess and obsolete inventory and consigned inventory for units that will not sold based on historical experience.

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2019	2018
Computer equipment	$104,384	$76,424
Sales demonstration units	186,951	155,293
R&D tools and molds	52,644	52,644
Furniture and fixtures	3,270	3,270
	347,249	287,631
Less: accumulated depreciation	(192,277)	(100,118)
Equipment, net	$154,972	$187,513

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

Cash equivalents, which are measured at fair value, and derivative liabilities (see Notes 6 and 9), which are measured at fair value on a recurring basis at December 31, 2019 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019 Total
Cash equivalents	$3,964,250	—	—	$3,964,250
Derivative liabilities	—	—	$378,239	$378,239

Cash equivalents, which are measured at fair value, and derivative liabilities (see Note 9), which are measured at fair value on a recurring basis at December 31, 2018 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018 Total
Cash equivalents	$6,037,456	—	—	$6,037,456
Derivative liabilities	—	—	$3,661	$3,661

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2019 and 2018:

Derivative Liabilities
Balance – January 1, 2018	$39,930
Change in fair value of derivative liability	(36,269)
Balance – December 31, 2018	3,661
Fair value of common stock warrant issued	196,236
Fair value of debt derivative liability	372,827
Change in fair value of derivative liabilities	(194,485)
Balance – December 31, 2019	$378,239

Weighted average assumptions utilized in the valuation of Level 3 liabilities for warrants at December 31, were as follows:

	2019	2018
Risk-free interest rate	1.62%	2.51%
Expected life	3.05 years	3.44 years
Expected volatility of underlying stock	66%	62%
Expected dividend yield	—	—

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

Assumptions utilized in the discounted cash flow valuation of the Level 3 liability for the debt derivative liability at December 31, 2019 were as follows:

2019
Effective annual coupon rate	10.52%
Discount rate	29.32%
Expected life	1.5 years

Note 6 – Debt

On October 22, 2019, the Company entered into a Term Loan with CVP. Under the Term Loan, the Company received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount the Company will repay CVP $3.3 million. The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date, with the actual amount to be determined by CVP. CVP has granted the Company an option to defer up to three redemption payments. If the Company elects to defer any payments, it will pay CVP a fee that is the greater of $35,000, or 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance. The Term Loan is secured by all of the Company’s assets, except for its intellectual property. The Company has agreed to not pledge its intellectual property assets to any other party for so long as the Term Loan is outstanding. Subject to the terms and conditions set forth in the Term Loan, the Company may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid. For so long as the Term Loan remains outstanding, the Company has agreed to pay CVP 50% of the outstanding balance of the Term Loan from net proceeds it receives from the sale of its common stock or other equity (excluding sales of common stock under the at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan. See Note 13 – Subsequent Events.  The Term Loan also contains penalty provisions in an event of default. Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence. Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, CVP may declare the outstanding balance immediately due and payable at such time or at any time thereafter. The Term Loan includes provisions for technical covenants, but no financial covenants, and CVP has the right to consent to any additional debt financing arrangements, including convertible debt financings.

As of December 31, 2019, the outstanding balance of the Term Loan, including accrued interest, but excluding the unamortized debt discount was approximately $3,366,000.  Of that amount, the long-term portion of approximately $925,000 is due in 2021.

In addition to the original issue discount, the Company incurred debt issuance costs, including a commission paid to its placement agent, of approximately $212,000.  Both the original issue discount and the debt issuance costs have been recorded as a debt discount and are being amortized into interest expense over the term of the Term Loan using the effective interest method.

The provision in the Term Loan that the Company must pay CVP 50% of the outstanding balance of the Term Loan plus a 15% prepayment fee from the net proceeds it receives from an equity offering as discussed above, was determined by the Company to not be clearly and closely related to the host instrument.  Therefore, the Company bifurcated the embedded component from the Term Loan and accounted for it separately as a derivative liability with an offsetting increase in the debt discount.  To determine the fair value of the entire Term Loan, the debt component was separated from the equity payment derivative liability component.  The cash flows of both components were then discounted using the fair value assumptions noted in Note 5.  The Company recorded a derivative liability and corresponding debt discount of approximately $372,800 at the inception date of the Term Loan.  The Company is amortizing the debt discount associated with the derivative liability using the effective interest method over the term of the Term Loan.

Interest expense under the Term loan, including amortization of the debt discount was approximately $237,700, of which approximately $113,600 was non-cash interest expense for the year ended December 31, 2019.

Note 7 — Common Stock

In February 2019, the Company completed an underwritten public offering in which it sold 151,417 shares of its common stock generating net proceeds of approximately $5,604,000. In conjunction with the offering, the Company issued to the underwriter a warrant to purchase 12,113 shares of common stock at an exercise price of $52.50 per share. The fair value of the grant was included in the net proceeds from the public offering.

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. Concurrent with the follow-on public offering in February 2019, the Company suspended the Sales Agreement, under which it has not sold any common stock.           .

During the year ended December 31, 2019 and 2018, the Company issued 331 and 39 shares of common stock through the exercise of stock options for proceeds of $15 and $2, respectively.

During the years ended December 31, 2019 and 2018, the Company issued 6,490 and 1,426 shares of common stock, net of 1,836 and 760 shares withheld for employee taxes, respectively, upon the vesting of restricted stock units.

During the year ended December 31, 2019 and 2018, the Company issued 1,280 and 2,034 shares of common stock upon the vesting of restricted stock awards, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Equity Incentive Plan

On June 19, 2018, the Company’s Shareholders and the Board of Directors approved the Myomo, Inc. 2018 Stock Options and Incentive Plan (the “2018 Plan”). The number of shares of common stock available for awards under the 2018 Plan was equal to 23,537 shares which carried over the remaining 2,870 shares available for grant under the 2016 Plan on April 1, 2018 and an increase of the share reserve by 20,667 shares. On January 1, 2019 and each January thereafter, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

At December 31, 2019, there were 10,151 shares available for future grant under the 2018 Plan.

Under the terms of the 2018 Plan, incentive stock options (ISOs) may be granted to officers and employees and non-qualified stock options and awards may be granted to directors, consultants, officers and employees of the Company. The exercise price of ISOs cannot be less than the fair market value of the Company’s Common Stock on the date of grant. The options vest over a period determined by the Company’s Board of Directors, ranging from immediate to four years, and expire not more than ten years from the date of grant.

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2018	12,300	$52.9600	8.65	$732,399
Granted	12,506	92.1000
Forfeited or cancelled	(454)	93.3000
Expired	(188)	50.7000
Exercised	(39)	116.1000
Balance at December 31, 2018	24,125	72.6000	8.51	$157,260
Granted	6,033	31.7700
Forfeited or cancelled	(4,236)	69.0200
Expired	(3,786)	72.9700
Exercised	(331)	0.0500
Balance at December 31, 2019	21,805	$63.0000	7.83	$17,581
Options exercisable at December 31, 2018	11,223	$58.5000	7.74	$141,506
Options exercisable at December 31, 2019	13,763	$70.2800	7.17	$17,581

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2019 and 2018. The weighted-average grant date fair value per share was $57.37 and $53.10 for the years ended December 31, 2019 and 2018, respectively. The following weighted average assumptions underlying the calculation of grant date fair value are as follows:

	2019	2018
Volatility	62.55%	61.03%
Risk-free interest rate	2.16%	2.88%
Weighted-average expected option term (in years)	6.46	6.33
Dividend yield	0%	0%

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

Restricted Stock Awards

Restricted stock activity for the years ended December 31, 2019 and 2018 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as January 1, 2018	1,473	$202.50	6.75
Awarded	1,836	98.10
Vested	(2,034)	144.90
Canceled	—	—
Outstanding as December 31, 2018	1,275	144.00	1.39
Awarded	569	17.83
Vested	(1,185)	102.45
Canceled	—
Outstanding as of December 31, 2019	659	$109.91	0.97

On January 3, 2018, the Company issued an aggregate of 508 shares of restricted stock to non-employee members of the Company’s board of directors. The shares of stock were fully vested on the date of issuance and the Company recorded a charge to operations for the fair value of shares in the amount of $60,000.

On June 19, 2018, the Company issued an aggregate of 1,329 shares of restricted stock to non-employee members of its board of directors. The Company determined the fair value of the shares based on the closing price of the Company’s common stock on the grant date. The compensation expense is being amortized over the respective vesting periods. The restricted stock becomes fully vested on June 30, 2019.

Restricted Stock Units

Restricted stock unit activity for the years ended December 31, 2019 and 2018 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2018	—	$-	—
Awarded	3,457	106.80
Vested	(2,187)	110.40
Canceled	—	—
Outstanding as of December 31, 2018	1,270	100.50	1.49
Awarded	26,501	28.75
Vested	(8,105)	47.38
Canceled	(1,271)	35.83
Outstanding as of December 31, 2019	18,395	$25.00	1.65

On January 2, 2018, the Company granted an aggregate of 2,957 restricted stock units to key employees. They were issued with lapsing forfeiture rights extending up to 24 months. At December 31, 2018, 770 restricted stock units were subject to forfeiture.

On July 9, 2018, the Company granted 166 restricted stock units to an officer of the Company which vest in full on the first anniversary date.  On this date, the Company also issued 333 restricted stock units to the same officer which vest over four years.

On February 18, 2019 the Company granted 1,666 restricted stock units to an executive officer which vest over four years.  On June 5, 2019, the Company granted an aggregate of 7,666 restricted stock units to executive officers and a key employee, which vest over two years. On October 18, 2019, the Company granted 6,666 restricted stock units to its Chief Executive Officer.  These units become eligible for vesting upon the completion of five individual performance goals, with each tranche worth 1,333 units.  Upon completion of each performance objective, the tranche becomes eligible for vesting. Vesting occurs in equal annual installments beginning September 25, 2020.  As of December 31, 2019, two performance goals had been achieved and the vesting period commenced on 2,666 units.

On June 5, 2019, the Company issued 1,111 restricted stock units to each non-employee member of its board of directors, with 83 restricted stock units being forfeited in October 2019 when one director resigned. The restricted stock units become fully vested on June 5, 2020.

The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates.  The compensation expense is being amortized over the respective vesting periods.

Awards of restricted stock units are frequently net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and restricted stock awards to employees and directors, and restricted stock units to employees in the statements of operations as follow:

	2019	2018
Research and development	$121,931	$103,457
Selling, general and administrative	786,062	711,209
Total	$907,993	$814,666

As of December 31, 2019, there was approximately $212,200 of unrecognized compensation cost related to unvested stock options and is expected to recognized over a weighted-average period of 2.68 years.

As of December 31, 2019, there was approximately $52,1000 of total unrecognized compensation cost related to unvested restricted stock awards and is expected to recognized over a weighted-average period of 0.97 years.

As of December 31, 2019, there was approximately $ 339,500 of unrecognized compensation cost related to unvested restricted stock unit awards and is expected to recognized over a weighted-average period of 1.65 years.

Note 9 — Warrants

On June 9, 2017, the Company issued warrants for the purchase of 1,109 shares of common stock to its IPO selling agent.    The warrants include a fundamental transaction clause which provides for the warrant holder to be paid in cash upon an event as defined in the warrant. The cash payment is to be computed using the Black-Scholes valuation model for the unexercised portion of the warrant. Accordingly, under ASC 815 Derivatives and Hedging the warrants were deemed to be a derivative liability and are marked to market at each reporting period. Accordingly, on the date of issuance the Company recorded as a derivative liability the fair value of the warrants which was $156,725.  At December 31, 2019, there is no fair value ascribed to these warrants, and gains of approximately $3,700 and $36,300 were recorded to change in fair value of derivative liabilities during the years ended December 31, 2019 and 2018, respectively.  See Note 5 – Fair Value of Financial Instruments, for a description of the valuation assumptions used to value the derivative liability.

On February 12, 2019, the Company issued to the underwriter of its public equity offering a warrant (the “Underwriter Warrant”) to purchase 12,113 shares of common stock. The Underwriter Warrant has an exercise price of $52.50 per share and may be exercised on a cashless basis in certain circumstances as specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and expires on February 12, 2023. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction. In the event of a fundamental transaction, the warrant may be payable to the holder in cash in certain circumstances.  For that reason, the Company is accounting for the warrant as a derivative liability, which is recorded at fair value.  At inception, the Company recorded a derivative liability of approximately $196,200. At December 31, 2019, the fair value of the derivative liability is approximately $7,300, and the Company recorded a gain from the change in fair value of derivative liabilities of approximately $189,000 for the year ended December 31, 2019.  See Note 5 – Fair Value of Financial Instruments, for a description of the valuation assumptions used to value the derivative liability.

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2019 and 2018:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2018	209,248	206,465	$115.50	$115.80
Previously issued warrants which became exerciseable	—	2,783	72.00	72.00
Issued	—	—	—	—
Exercised	(40,185)	(40,185)	88.50	88.50
Balance, Dec 31, 2018	169,063	169,063	121.50	121.80
Issued	12,113	12,113	52.50	52.50
Exercised	—	—	—	—
Balance, Dec 31, 2019	181,176	181,176	$86.40	$86.40

On June 2, 2018, 2,783 warrants issued to the underwriter of the Company’s follow-on public offering in December 2017 became exercisable.

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2019 was 2.29 years.

Note 10 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minority shareholder and employee executive officer of the Company. Sales to this related party are sold at standard list prices. During the years ended December 31, 2019 and 2018 revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $51,700 and $306,200, respectively. Accounts receivable from the related party were $25,900 at December 31, 2019.  There were no amounts due from this related party at December 31, 2018.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $490,500 and $530,300 during the years ended December 31, 2019 and 2018, respectively. Included in accounts payable and accrued expenses at December 31, 2019 and 2018 is approximately $47,400 and $54,300, respectively, due to the related party.

Note 11 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Operating Leases

The Company has a month-to-month lease agreement for office space in Cambridge, MA and a six-month lease arrangement for office space in Fort Worth, TX. Rent expense for the years ended December 31, 2019 and 2018 was approximately $542,600 and $352,800, respectively.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement (the “MIT License”) with Massachusetts Institute of Technology (“MIT”)for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales and whether the customer is located in the U.S., or in an international location. As part of the agreement, the Company must pay to MIT a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The license agreement can be terminated if certain sales targets are not achieved. The royalty charge for each of the years ended December 31, 2019 and 2018 was $69,600 and $49,300, respectively, and is included as a component of cost of revenue.

The future minimum amounts due under this agreement for the next four years are as follows:

2020	$25,000
2021	25,000
2022	25,000
2023 (year patents expire)	25,000

Under the MIT License, the Company has issued 205 shares of Common Stock to MIT.  The MIT License includes a share adjustment provision in the event that the Company has a dilutive financing, as defined. As a result of the Company’s public equity offering in February 2020, MIT is entitled to a share adjustment.  See Note 14 – Subsequent Events.  The MIT License also includes an anti-dilution provision such that MIT’s ownership of the outstanding common stock shall not fall below 1% on a fully diluted basis.   Under this anti-dilution provision, MIT has the right to purchase additional shares of common stock at the then current market price in order to maintain its pro rata ownership.

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain revenue and commercialization milestones of the Company required under the License Agreement. Under the waiver agreement, MIT waived the compliance with any and all of such milestone obligations prior to the date of the waiver agreement. For the year ended December 31, 2019 the Company met its minimum sales covenant of $750,000.

Warranty Liability

The Company accrues an estimate of their exposure to warranty claims based on historical warranty costs incurred and a projection of future warranty costs to be incurred. Most of the Company’s current product sales include a three-year warranty, but prior to 2017 most products included a one-year warranty. The Company assesses the adequacy of their recorded warranty liability annually and adjusts the amount as necessary.

Changes in warranty liability were as follows:

	2019	2018
Accrued warranty liability, beginning of year	$92,000	$50,725
Accrual provided for warranties issued during the period	4,174	23,452
Adjustments to prior accruals	29,227	38,382
Actual warranty expenditures	(43,420)	(20,559)
Accrued warranty liability, end of year	$81,981	$92,000

Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents and restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash, with balances in excess of federally insured limits, with major financial institutions that management believes are financially sound and have minimum credit risk. The Company has not experienced any losses in such accounts and believes credit risks related to its cash, cash equivalents and restricted cash are limited based upon the creditworthiness of the financial institutions holding these funds.

Major Customers

For the year ended December 31, 2019, there were no customers which accounted for more than 10% of revenues.  For the year ended December 31, 2018, two customers accounted for approximately 25% of revenues, excluding grant income, which includes 13% from a related party. The Company sells its product to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder employee and executive officer of the company.

As of December 31, 2019, two customers accounted for approximately 15% and 13% of accounts receivable. As of December 31, 2018, two customers accounted for approximately 20% and 16% of accounts receivable.

Note 12 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018
U.S. federal
Current	$—	$—
Deferred	(2,196,000)	(2,065,000)
State and local
Current	—	—
Deferred	(706,000)	(571,000)
	(2,902,000)	(2,636,000)
Deferred tax expense related to tax law change	—	—
Change in valuation allowance	2,902,000	2,636,000
Income tax provision	$—	$—

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.57%	5.57%
State rate change and other	1.22%	(0.03)%
Other permanent items	(0.70)%	(0.98)%
Change in valuation allowance	(27.09)%	(25.56)%
Effective rate	0.00%	0.00%

As of December 31, 2019, and 2018, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	2019	2018
Net operating loss carryover	$11,378,000	$8,378,000
Tax credits	173,000	178,000
Stock-based compensation	28,000	27,000
Other	346,000	440,000
Total deferred tax asset	11,925,000	9,023,000
Less: valuation allowance	(11,925,000)	(9,023,000)
Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2019 or 2018.

As of December 31, 2019 and 2018, the Company had approximately $46,326,000 and $35,519,000 of Federal net operating loss (“NOL”), and $ 41,194,000 and $31,228,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of $26,425,000, if not utilized, begins expiring in the year 2028. The Federal NOLs incurred after 2017 of $19,901,000 have an indefinite carryforward period. The state NOLs, if not utilized will expire in 2022 through 2038.

NOL carryforwards may face limitations caused by changes in ownership under Section 382 of the Internal Revenue Code.  The Company completed a study documenting changes in ownership which concluded there were no changes as of December 31, 2019.  However, due to the issuance of additional shares and a reverse stock split in 2020, a triggering event did occur.  See Note 13- Subsequent Events.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2019 and 2018. For the years ended December 31, 2019 and December 31, 2018, the change in valuation allowance was an increase of $ 2,902,000 and a decrease of $2,636,000, respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2019 and 2018. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2016.

No accrued interest and penalties are included on the related tax liability accrual on the balance sheet. There are no accrued interest and penalties at December 31, 2019 and December 31, 2018.

Note 13 — Subsequent Events

Amended Certificate of Incorporation and Reverse Stock Split

On January 30, 2020, the Company filed with the State of Delaware an amendment to its Eighth Amended and Restated Certificate of Incorporation for a one-for-thirty reverse split of the Company’s common stock. All share and per share information has been restated retroactively, giving effect to the reverse stock split for all periods presented. There was no change to reported net loss in any period presented.

Underwritten Public Offering

On February 13, 2020, the Company completed an underwritten public offering (the “February Offering”) in which the Company sold 1,660,000 shares of its common stock at a price of $7.00 per share and 483,000 pre-funded warrants at a price of $6.9999 per share. The pre-funded warrants had a nominal exercise price of $0.0001 per share.  Investors also received 2,143,000 warrants (“Investor Warrants”), each entitling the holder to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The Investor Warrants expire on February 13, 2025.  The underwriters in the February Offering are entitled to an over-allotment option to purchase to up to 321,450 shares of common stock at $6.99 per share, and 321,450 Investor Warrants at a price of $0.01 per share. The underwriters exercised their option to purchase the additional Investor Warrants concurrent with the closing of the transaction.  The February Offering was conducted pursuant to a registration statement on Form S-1 (Registration No. 333-235538) as amended, which the SEC declared effective on February 10, 2020. The gross proceeds to the Company were approximately $15.0 million. After deducting the underwriting discount and other offering expenses, net proceeds are estimated to be approximately $13.7 million.

On February 13, 2020, the Company issued to the underwriters warrants (the “Underwriter Warrants”) to purchase 214,300 shares of common stock. The Underwriter Warrants have an exercise price $7.00 per share. The Underwriter Warrants expire on February 13, 2025.

As of the issuance date of these financial statements, investors have exercised all of the pre-funded warrants.

A director, certain officers and a board advisor of the Company purchased 63,000 shares of the Company’s common stock and 63,000 Investor Warrants in the February Offering, at a combined price of $7.00 per share.

The Company issued warrants (the “2017 Warrants”) in its December 2017 public offering.  As of December 31, 2019, 118,696 of these warrants remain outstanding.  Pursuant to the terms of the warrants, the sale and issuance in this underwritten public offering of common stock and Investor Warrants at a combined public offering price of $7.00 per share triggered an adjustment to the exercise price of the outstanding 2017 Warrants. The exercise price of such warrants was reduced from $42.00 per share to $0.0001 per share, pursuant to the terms of the 2017 Warrants.  As of the filing date of this Annual Report on Form 10-K, 74,670 warrants have been subsequently exercised.

Under the terms of the MIT License, MIT is entitled to receive an additional 265 shares of common stock upon completion of the offering.

As a result of the February Offering, the Company experienced an ownership change within the meaning of Section 382.  As a result of this change, the Company’s ability to utilize NOL’s generated from the date of its last ownership change in December 2017 to the date of the February Offering will be additionally limited by approximately $281,000.  Including the prior annual limitation, the cumulative annual limitation will be approximately $1,840,000 during the carryforward period.  An additional $437,000 of NOL’s will expire unutilized.

Prepayment of Term Loan

Under the terms of the Term Loan, should the Company complete an equity offering, 50% of the outstanding balance of the Term Loan must be repaid to CVP, plus a 15% prepayment fee.  On February 14, 2020, the Company paid CVP approximately $1,959,100, representing a payment against the outstanding balance of approximately $1,703,600 and the prepayment fee of approximately $255,500