Form 10-Q
period 2020-03-31
MYOMO, INC.
filed 2020-05-14
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2020

or

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

At May 4, 2020, the registrant has 2,814,444  shares of common stock, par value $0.0001 per share, outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•

the direct and indirect impact of the novel coronavirus (COVID-19) on our business and operations, including fabrication and delivery, sales, patient consultations, supply chain, manufacturing, insurance reimbursements and employees;

•	our ability to resume normal operations and resume interactions with patients in order cast, deliver and fit our custom-fabricated device, which is impacting our ability to generate revenues;
•

our ability to achieve reimbursement from third-party payers for our products, including the establishment of coverage and payment policies for our reimbursement codes from third-party payers for our products;

•	our dependence upon external sources for the financing of our operations;
•	our ability to obtain and maintain our strategic collaborations and to realize the intended benefits of such collaborations;
•	our ability to effectively execute our business plan;
•	our ability to continue to innovate and develop new products;
•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;
•	our expectations as to our clinical research program and clinical results;
•	our ability to manage the growth of our operations over time;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	our ability to gain and maintain regulatory approvals;
•	our ability to maintain relationships with existing customers and develop relationships with new customers; and
•	our ability to compete and succeed in a highly competitive and evolving industry; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,726,482	$4,465,455
Accounts receivable, net	299,287	424,287
Inventories, net	602,881	439,533
Prepaid expenses and other current assets	937,218	820,206
Total Current Assets	15,565,868	6,149,481
Restricted cash	75,000	75,000
Deferred offering costs	131,976	219,240
Equipment, net	139,205	154,972
Total Assets	$15,912,049	$6,598,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net of discount of $298,542 and $676,703 at March 31 2020 and December 31, 2019, respectively	$1,427,393	$1,763,887
Accounts payable and accrued expenses	2,628,328	1,738,450
Derivative liabilities	40,605	378,239
Deferred revenue	4,131	2,913
Customer advance payments	27,340	40
Total Current Liabilities	4,127,797	3,883,529
Long-term debt, net of discount of $36,169 at December 31, 2019	—	888,961
Deferred revenue	1,495	1,495
Total Liabilities	4,129,292	4,773,985
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $0.0001 per share, 100,000,000 authorized; 2,814,734 and 574,524 shares issued at March 31, 2020 and December 31, 2019, respectively and 2,814,707 and 574,497 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	281	57
Additional paid-in capital	71,716,915	57,957,097
Accumulated deficit	(59,927,975)	(56,125,982)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	11,782,757	1,824,708
Total Liabilities and Stockholders’ Equity	$15,912,049	$6,598,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$1,008,145	$830,066
Cost of revenue	318,651	286,802
Gross profit	689,494	543,264
Operating expenses:
Research and development	506,953	446,348
Selling, general and administrative	3,604,968	2,779,711
	4,111,921	3,226,059

Loss from operations	(3,422,427)	(2,682,795)

Other expense (income)
Change in fair value of derivative liabilities	(82,101)	(41,970)
Interest (income) expense and other expense, net	135,209	(42,765)
Non-cash interest expense, debt discount	166,643	—
Loss on extinguishment of debt	159,202	—
	378,953	(84,735)

Loss before income taxes	(3,801,380)	(2,598,060)
Income tax expense	613	—
Net loss	$(3,801,993)	$(2,598,060)

Deemed dividend on repricing of warrants (revised)	670,632	797,637

Net loss attributable to common stockholders	$(4,472,625)	$(3,395,697)

Weighted average number of common shares outstanding:
Basic and diluted	1,778,708	498,050
Net loss per share attributable to common stockholders
Basic and diluted	$(2.51)	$(6.82)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2020	574,524	$57	$57,957,097	$(56,125,982)	27	$(6,464)	$1,824,708
Proceeds from public offering, net offering costs of $1,499,370 in current period and $29,277 in prior period	1,660,000	166	13,475,369				13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	48
Exercise of warrants	96,161	10	161,240	—	—	—	161,250
Common stock issued upon vesting of restricted stock units	1,033	—	—	—	—	—	—
Restricted stock vested	16	—	—	—	—	—	—
Stock-based compensation	—	—	123,209	—	—	—	123,209
Net loss	—	—	—	(3,801,993)	—	—	(3,801,993)
Balance, March 31, 2020	2,814,734	$281	$71,716,915	$(59,927,975)	27	$(6,464)	$11,782,757

Balance, January 1, 2019	415,006	$41	$51,721,834	$(45,289,526)	27	$(6,464)	$6,425,885
Cumulative impact of ASC 606	—	—	—	(123,447)	—	—	(123,447)
Proceeds from public offering, net offering costs of $710,572	151,417	15	5,648,913	—	—	—	5,648,928
Common stock issued upon vesting of restricted stock units, net of 1,515 shares withheld for employee taxes	3,166	—	144,556	—	—	—	144,556
Restricted stock vested	347	—	11,961				11,961
Fair value of warrants issued recorded as a derivative liability	—	—	(196,236)	—	—	—	(196,236)
Stock-based compensation	—	—	207,605	—	—	—	207,605
Net loss	—	—	—	(2,598,060)	—	—	(2,598,060)
Balance, March 31, 2019	569,936	$56	$57,538,633	$(48,011,033)	27	$(6,464)	$9,521,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,801,993)	$(2,598,060)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	26,388	21,627
Stock-based compensation	123,209	207,605
Bad debt expense	24,000	16,275
Non-cash interest expense, debt discount	166,643	—
Amortization of original issue discount	67,132	—
Loss on extinguishment of debt	159,202	—
Change in fair value of derivative liabilities	(82,101)	(41,970)
Loss on disposal of asset	—	320
Other non-cash charges	(3,159)	—
Changes in operating assets and liabilities:
Accounts receivable	101,000	(33,912)
Inventories	(169,826)	(131,871)
Prepaid expenses and other current assets	(117,016)	(128,256)
Other assets	57,987	—
Accounts payable and accrued expenses	974,991	(432,998)
Deferred revenue	1,218	23,850
Customer advance payments	27,300	(22,492)
Net cash used in operating activities	(2,445,025)	(3,119,882)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(7,878)	(5,404)
Net cash used in investing activities	(7,878)	(5,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(1,703,552)	—
Payment of prepayment penalty on debt	(255,533)	—
Payments of issuance costs	—	12,606
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	—	156,517
Proceeds from exercise of warrants	161,298	—
Proceeds from public offering	13,504,812	5,648,928
Proceeds from payment of grants	6,928	—
Net cash provided by financing activities	11,713,953	5,818,051

Effect of foreign exchange rate changes on cash	(23)	—

Net increase in cash, cash equivalents and restricted cash	9,261,027	2,692,765

Cash, cash equivalents and restricted cash, beginning of period	4,540,455	6,615,794

Cash, cash equivalents and restricted cash, end of period	$13,801,482	$9,308,559

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$203,552	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$2,743	$2,108
Issuance of warrants recorded as a derivative liability	$—	$196,236
Deferred issuance costs to additional paid-in capital paid in prior period	$29,277	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products directly to patients, to orthotics and prosthetics (O&P) providers, the Veterans Health Administration, rehabilitation hospitals, and through distributors. When we provide devices directly to patients and bill their insurance companies directly, we may evaluate, cast and fit the MyoPro devices using our own clinical staff or utilize the clinical consulting services of O&P professionals for which they are paid a fee. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Cambridge, Massachusetts.

Amended Certificate of Incorporation and Reverse Stock Split

On January 30, 2020, the Company filed with the State of Delaware an amendment to its Eighth Amended and Restated Certificate of Incorporation for a one-for-thirty reverse stock split of the Company’s common stock.  All share and per share information has been restated retroactively, giving effect to the reverse stock split for all periods presented.  There was no change to reported net loss in any period presented.

Liquidity and Impact of COVID-19

The Company incurred net losses of approximately $3,802,000 and $2,598,100 during the three months ended March 31, 2020 and 2019, respectively, and has an accumulated deficit of approximately $59,928,000 and $56,126,000 at March 31, 2020 and December 31, 2019, respectively. Cash used in operating activities was approximately $2,445,000 and $3,120,000 for the three months ended March 31, 2020 and 2019, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including the United States and Europe.  In response to the pandemic, the Company has implemented a work from home policy, with substantially all employees continuing their work outside of the Company’s offices.  While some aspects of the Company’s business, such as lead generation and patient evaluations, are largely unaffected by the pandemic, public health and societal restrictions are causing disruptions that are impacting the Company’s business.   For example, the Company provides a custom-fabricated device to each patient and the in-person contact required as part of the fabrication and delivery process is being impacted and likely will continue to be impacted by COVID-19-related public health restrictions on travel and personal interaction.  As a result of these restrictions, the Company’s ability to deliver its products to patients and to generate revenues is being negatively affected.    Similarly, the impairment in the ability for patient consultation and fittings is expected to delay for several months the launch of MyoPal, its new product for pediatric patients. It is unclear at this time what the impact of COVID-19 will have, if any, on insurance reimbursement practices, including government and third-party payers.  Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance.  Since the Company has sufficient inventory of subassemblies available, its contract manufacturing partner for motors has temporarily suspended the manufacturing line for the Company’s products, though it continues to operate manufacturing lines for other customers.  The Company’s contract manufacturing partner that fabricates and assembles the MyoPro continues to operate.  While the Company is experiencing some minor extensions of lead times in its supply chain, the Company believes it has sufficient inventories of all critical components.

Except for some headcount reductions and furloughs in certain departments, The Company is substantially maintaining its overall headcount, but reducing cash outflows for operating expenses and other purchases to the extent possible.     While the Company expects an adverse impact on revenues in the second quarter of 2020 and possibly the third quarter of 2020, the Company believes that its existing cash is sufficient to sustain its operations for a period of twelve months from the filing date of this Quarterly Report on Form 10-Q.    However, if public health restrictions on travel and patient interaction persist into the third quarter of 2020, it is likely that the Company will need to raise additional capital to sustain its operations beyond the first half of 2021.

The Company’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products, executing on its plans to bring its pediatric product when public health conditions allow and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their billing contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, including usage of its ATM facility, exercises of outstanding warrants, additional debt financings, or other means.  Additional debt financing requires the consent of Chicago Venture Partners (“CVP”), and may require the Company to pledge other assets not currently pledged and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Note 2 — Summary of Significant Accounting Policies

Revised Financial Statements

During the preparation of this Quarterly Report on Form 10-Q ,the Company determined that it had omitted to record a deemed dividend on the repricing of warrants it issued in 2017 (the “Roth 2017 Warrants”) as a result of the completion of an underwritten public offering in February 2019 (the February 2019 Offering”), which resulted in an understatement of net loss attributable to common stockholders and loss per share attributable to common stockholders for the three months ended March 31, 2019.  The effect of this error also resulted in the net loss attributable to common stockholders and net loss per share attributable to common stockholders to be understated for the six months ended June 30, 2019, the nine months ended September 30, 2019 and the year ended December 31, 2019.  The Company assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material as there was no impact on net loss, shareholders’ equity, or any other balance sheet item and cash flows, among other considerations.  As such, the correction of the error is revised in the March 31, 2019 statement of operations.  Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the statement of operations for the three months ended March 31, 2019, the six months ended June 30, 2019, the nine months ended September 30, 2019 and the year ended December 31, 2019 was as follows:

	Three Months Ended March 31, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(2,598,060)	$797,637	$(3,395,697)
Net loss per share attributable to common stockholders	$(5.22)	$(1.60)	$(6.82)

	Six Months Ended June 30, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(5,163,387)	$797,637	$(5,961,024)
Net loss per share attributable to common stockholders	$(9.66)	$(1.49)	$(11.15)

	Nine Months Ended September 30, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(7,951,505)	$797,637	$(8,749,142)
Net loss per share attributable to common stockholders	$(14.53)	$(1.46)	$(15.99)

	Year Ended December 31, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(10,713,009)	$797,637	$(11,510,646)
Net loss per share attributable to common stockholders	$(19.35)	$(1.44)	$(20.79)

The Company has determined that this error is a material weakness in internal control over financial reporting.  See Part I, Item 4 – “Controls and Procedures” elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2020, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2019 and 2018 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH, which was formed on January 30, 2020. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts in research and development and sales and marketing expenses have been reclassified to cost of goods sold to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from these estimates. The Company’s significant estimates include the allowance for doubtful accounts, deferred tax valuation allowances, warranty obligations and derivative liabilities.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2020 and December 31, 2019.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$13,726,482	$4,465,455
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash	$13,801,482	$4,540,455

Accounts Payable and Other Accrued Expenses:

	March 31, 2020	December 31, 2019
Trade payables	$1,023,873	$450,101
Accrued compensation and benefits	1,291,187	889,583
Accrued professional services	106,441	142,804
Warranty reserve	82,345	81,981
Other	124,482	173,981
	$2,628,328	$1,738,450

Revenue Recognition

Revenues under ASC 606 and related amendments (Topic 606) are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model.

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
(ii)

Collection is deemed probable and it has been determined that a significant reversal of the revenue to be recognized is not deemed probable when the uncertainty associated with the variable consideration is resolved.  As an example, the Company will record revenue if it notified that insurance intends to pay and a payment amount is provided.

(iii)	The amount to be collected is estimable using the “expected value” estimation techniques, or the “most likely amount” as defined in ASC 606.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin.  During the three months ended March 31, 2020 and 2019, the Company recognized revenue of approximately $389,500 and $331,000, respectively from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

For revenues derived from O&P providers, the VA and rehabilitation hospitals, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenues may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, the Company ships its products to O&P providers pending reimbursement from non-government, third party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, the Company recognizes revenue when the amount is estimable and the Company determines it is probable that payment will be received.  In many cases, the Company is not able to recognize revenue in these situations until payment is received, as then all of the revenue recognition criteria have been met.

The Company receives federally-funded grants that require it to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. As a result of the adoption of ASC 606 on January 1, 2019, the Company’s grant proceeds are not deemed to be received from customers as defined under ASC 606 and are now reported as an offset to research and development expenses.  Any amounts allowed for recovery of overhead are recorded as other income in the statements of operations. Such proceeds were immaterial to the financial statements during the three months ended March 31, 2020 and 2019, respectively.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had an immaterial amount of deferred revenue as of March 31, 2020.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	March 31, 2020	March 31, 2019
O&P providers	$387,888	$650,664
Direct to patient	620,257	179,402
Total revenue from contracts with customers	$1,008,145	$830,066

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers.  Under ASC 340-40-25, this inventory is expensed to cost of revenue as of the date of shipment. Under direct billing, fees paid to O&P providers for services they provide in conjunction with patient evaluations  are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense.  Fees paid to O&P providers to fit and deliver the device to patients are expensed to cost of revenue.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the U.S. dollar.  Net foreign currency gains and losses during the three months ended March 31, 2020 were immaterial and included in interest (income) expense and other expense, net in the condensed consolidated statements of operations.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2020 and 2019, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	March 31,
	2020	2019
Stock options	20,928	24,124
Restricted stock units	16,022	1,104
Restricted stock	560	929
Warrants	2,549,453	169,062
Total	2,586,963	195,219

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  As an emerging growth company, the Company adopted ASU 2016-02 on January 1, 2020.  The Company’s only leases are facilities leases for terms of less than one year.  Consequently, the Company will continue to account for these leases as operating leases and record rent expense in the Statements of Operations.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, or ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in OCI and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted ASU 2018-13 on January 1, 2020.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2019, The FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” to clarify and improve guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. Among other updates, this ASU amended provisions of ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” relating to fair value disclosures for held-to-maturity debt securities.  The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the entity has adopted all of the amendments in ASU 2016-01. The amendments should be applied on a modified-retrospective basis through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-01. The Company adopted ASU 2019-04 on January 1, 2020.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2020	December 31, 2019
Finished goods	$77,530	$46,854
Rental units	29,718	23,418
Parts and subassemblies	499,269	372,996
	606,517	443,268
Less: Reserve for rental units	(3,636)	(3,735)
Inventories, net	$602,881	$439,533

Note 4 — Fair Value of Financial Instruments

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at March 31, 2020 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$13,209,304	$-	$-	$13,209,304
Derivative liabilities	$-	$-	$40,605	$40,605

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2020 and 2019:

	Derivative Liability
	Warrants	Debt Derivative	Total
Balance – January 1, 2020	$7,268	$370,971	$378,239
Payment against derivative liability	-	(255,533)	(255,533)
Change in fair value of derivative liabilities	(6,420)	(75,681)	(82,101)
Balance – March 31, 2020	$848	$39,757	$40,605

Balance – January 1, 2019	$3,661	$-	$3,661
Issuance of warrants	196,236	-	196,236
Change in fair value of derivative liabilities	(41,970)	-	(41,970)
Balance – March 31, 2019	$157,927	$-	$157,927

The expected stock price volatility for the Company’s common stock warrant liabilities was determined by a blend of the historical volatilities for industry peers and using an average of those volatilities, combined with the historical volatility of the Company. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term used is the contractual life of the instrument being valued. The expected dividend yield was not considered in the valuation of the common stock liabilities as the Company has never paid, nor has the intention to pay, cash dividends.

Note 5 - Debt

On October 22, 2019, the Company entered into a Term Loan with CVP. Under the Term Loan, the Company received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount, the Company will repay CVP $3.3 million. The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date, with the actual amount to be determined by CVP. CVP has granted the Company an option to defer up to three redemption payments. If the Company elects to defer any payments, it will pay CVP a fee that is the greater of $35,000, or 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance. The Term Loan is secured by all of the Company’s assets, except for its intellectual property. The Company has agreed to not pledge its intellectual property assets to any other party for so long as the Term Loan is outstanding. Subject to the terms and conditions set forth in the Term Loan, the Company may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid. For so long as the Term Loan remains outstanding, the Company has agreed to prepay CVP 50% of the outstanding balance of the Term Loan from the net proceeds it receives from the sale of its common stock or other equity (excluding sales of common stock under the at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan.  The Term Loan also contains penalty provisions in an event of default. Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence. Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction; and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, CVP may declare the outstanding balance immediately due and payable at such time or at any time thereafter. The Term Loan includes provisions for technical covenants, but no financial covenants, and CVP has the right to consent to any additional debt financing arrangements, including convertible debt financings.

On February 14, 2020, the Company paid 50% of the then outstanding balance of the Term Loan from the proceeds from the Company’s underwritten public offering.  In addition, the Company paid a prepayment penalty of approximately $256,000.  In connection with the partial extinguishment of the debt, the Company recorded a loss on extinguishment of debt of approximately $159,200 during the three months ended March 31, 2020.

As of March 31, 2020, the outstanding balance of the Term Loan, including accrued interest, but excluding the unamortized debt discount was approximately $1,725,900.  The entire amount is classified as a current liability as of March 31, 2020.

The original issue discount is amortized into interest expense, with a corresponding increase in the outstanding balance of the Term Loan over its estimated term.  In addition, the Company incurred debt issuance costs, including a commission paid to its placement agent, of approximately $212,000.  Both the original issue discount and the debt issuance costs have been recorded as a debt discount and are being amortized into interest expense over the term of the Term Loan using the effective interest method.

The provision in the Term Loan that the Company must pay CVP 50% of the outstanding balance of the Term Loan plus a 15% prepayment fee from the net proceeds it receives from an equity offering as discussed above, was determined by the Company to not be clearly and closely related to the host instrument.  Therefore, the Company bifurcated the embedded component from the Term Loan and accounted for it separately as a derivative liability with an offsetting increase in the debt discount.  To determine the fair value of the entire Term Loan, the debt component was separated from the equity payment derivative liability component.  The cash flows of both components were then discounted using fair value assumptions.  The Company recorded a derivative liability and corresponding debt discount of approximately $372,800 at the inception date of the Term Loan.  The Company is amortizing the debt discount associated with the derivative liability using the effective interest method over the term of the Term Loan.

In connection with the prepayment to CVP in February 2020 of 50% of the outstanding balance of the Term Loan, half of the unamortized portion of the debt discounts was written off and charged to loss on extinguishment of debt.

Interest expense under the Term Loan, including amortization of the debt discount was approximately $318,900, of which approximately $166,600 was non-cash interest expense for the three months ended March 31, 2020.

Note 6 — Common Stock

During the three months ended March 31, 2019, the Company completed the February 2019 Offering in which it sold 151,417 shares of its common stock generating net proceeds of approximately $5,604,000 . In conjunction with the February 2019 Offering, the Company issued to the underwriter a warrant to purchase 12,113 shares of common stock at an exercise price of $52.50 per share.  The fair value of the grant was included in the net proceeds from the public offering.

On February 13, 2020, the Company completed an underwritten public offering (the “ February 2020 Offering”) in which the Company sold 1,660,000 shares of its common stock at a price of $7.00 per share and 483,000 pre-funded warrants at a price of $6.9999 per share, generating net proceeds (including paid and unpaid offering expenses) of approximately $13,475,500. The pre-funded warrants had a nominal exercise price of $0.0001 per share.  Investors also received 2,143,000 warrants (“Investor Warrants”), each entitling the holder to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The Investor Warrants expire on February 13, 2025.  The underwriters in the February 2020 Offering were entitled to an over-allotment option to purchase to up to 321,450 shares of common stock at $6.99 per share, and 321,450 Investor Warrants at a price of $0.01 per share. The underwriters exercised their option to purchase the additional Investor Warrants concurrent with the closing of the transaction.  All pre-funded warrants issued in the February 2020 Offering have been exercised as of March 31, 2020.

On February 13, 2020, the Company issued to the underwriters, warrants (the “Underwriter Warrants”) to purchase 214,300 shares of common stock. The Underwriter Warrants have an exercise price $7.00 per share. The Underwriter Warrants expire on February 13, 2025.

The Investor Warrants and Underwriter Warrants are being accounted for as equity.  During the three months ended March 31, 2020, 21,500 Investor Warrants were exercised, generating proceeds of approximately $161,200.

During the three months ended March 31, 2020, 16 shares of restricted stock vested and 1,033    restricted stock units vested.

Note 7 — Warrants

On February 8, 2019, the Company issued a warrant for the purchase of 12,113 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $52.50 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked-to-market at each reporting period The Company computed the fair value of the derivative liability using the Black-Scholes Option Valuation Model. The Company determined that the Binomial Lattice Model was not materially different to the Black Scholes Option Valuation Model. On March 31, 2020 and 2019 the derivative liability was marked to its then fair market value of approximately $800 and $157,900, respectively.

Assumptions utilized in the valuation of the February 2019 Warrant as of March 31, 2020 and 2019, were as follows:

	March 31, 2020	March 31, 2019
Risk-free interest rate	0.28%	2.19%
Expected life	2.86 years	3.86 years
Expected volatility of underlying stock	93.55%	80.95%
Expected dividend yield	—	—

The Company issued 160,041 warrants to purchase shares of its common stock in its December 2017 public offering (the “Roth 2017 Warrants”), of which 118,696 warrants were outstanding immediately prior to the closing of the Company’s 2020 Offering and 44,027 warrants remain outstanding as of March 31, 2020. These common stock warrants that were issued in the Company’s December 2017 public offering had an original exercise price of $88.50 per share with such exercise price adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the transaction. The Roth 2017 Warrants also have anti-dilution protection in the event that the Company issues equity securities in the future below the then-exercise price of such warrants.  Though the Roth 2017 Warrants contain a price reset provision in the event of a dilutive issuance of the Company’s securities, because the Roth 2017 Warrants can only be settled in shares of common stock, they were recorded as a component of stockholders’ equity at issuance. As a result of the Company’s February 2019 Offering, the exercise price of the Roth 2017 Warrants was reset to $42.00 per share, and as a result of the Company’s February 2020 Offering, the exercise price of these warrants was further repriced to $0.0001 per share.

The price reset provision required the Company to compute a deemed dividend on the exercise price reduction of the Roth 2017 Warrants as a result of the February 2019 offering and the February 2020 Offering.  The Company utilized the black-scholes valuation model to calculate the fair value of the Roth 2017 Warrants upon the pricings of both the February 2019 Offering and the February 2020 Offering at the previous and new exercise prices.  The deemed dividends as a result of the February 2020 Offering and the February 2019 Offering are as follows:

	February 2020 Offering	February 2019 Offering (revised)
Fair value per share of warrants at new exercise price	$7.00	$25.19
Fair value per share of warrants at previous exercise price	1.35	18.47
Dividend per share	$5.65	$6.72
Warrants outstanding prior to offering	118,696	118,696
Deemed dividend	$670,632	$797,637

Because the Company has an accumulated deficit, the dividends were recorded as a component of additional paid-in capital and a deduction from net loss to determine net loss attributable to common stockholders in the statements of operations for the three months ended March 31, 2020 and 2019, respectively..

Assumptions utilized in the valuations of the Roth 2017 Warrant upon the pricing of the February 2020 Offering and the February 2019 Offering, were as follows:

	February 2020 Offering	February 2019 Offering (revised)
Risk-free interest rate	1.39%	2.43%
Expected life	2.81	3.82
Expected volatility of underlying stock	91.71%	82.62%
Expected dividend yield	—	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three months ended March 31, 2020 and 2019.

There were no stock options granted during the three months ended March 31, 2020.  The assumptions underlying the calculation of grant date fair value per share as of March 31, 2019 are as follows:

Number of options granted	2,467
Volatility	61.35%-61.42%
Risk-free interest rate	2.45%-2.50%
Weighted-average expected option term (in years)	6.25
Dividend yield	—%
Weighted-average fair value per share of grants	0.79

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

As of March 31, 2020, there were 34,870 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).    On January 1, 2020, the number of shares reserved and available for issuance under the 2018 Plan increased by 22,980 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

Awards of restricted stock units may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company accounts for stock awards to employees and non-employees based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

The Company attributes the value of stock-based compensation to operations on the straight-line method such that the expense associated with awards is evenly recognized over the vesting period.

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended March 31,
	2020	2019
Cost of goods sold	$5,859	$4,179
Research and development	13,883	22,959
Selling, general and administrative	103,467	180,467
Total	$123,209	$207,605

As of March 31, 2020, there was approximately $175,100 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.54  years.

As of March 31, 2020, there was approximately $35,800 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 0.79  years.

As of March 31, 2020, there was approximately $237,400 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.50  years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the three months ended March 31, 2020, no revenues were recognized from this related party.  For the three months ended March 31, 2019, revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $26,000  There were   no amounts due from this related party at March 31, 2020 and there was approximately $25,900 due at December 31, 2019.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $103,500 and $110,000 during the three months ended March 31, 2020 and 2019, respectively. Included in accounts payable and accrued expenses at March 31, 2020 and December 31, 2019 is approximately $46,000 and $47,800, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Major Customers

For the three months ended March 31, 2020, there were no individual customers who accounted for more than 10% of revenues.

For the three months ended March 31, 2019, three individual customers accounted for approximately 15%, 13% and 11% of revenues.

At March 31, 2020, three customers accounted for approximately 24%, 14% and 11 %  of accounts receivable.

Note 11 — Subsequent Events

On May 12, 2020 (the “Issuance Date”), the Company entered an amendment to its Term Loan with CVP.  Under the terms of the amendment, the remaining balance of the Term Loan is being converted into a note (as amended, the “Note”) in which the Company, at its option, may pay monthly redemptions in either cash or shares of common stock.  If the Company elects to repay CVP in common stock, it must do so within three trading days of receipt of a redemption notice.  If the Company makes a redemption payment to CVP in shares of common stock, the number of shares issued is based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days. The maximum amount that CVP can redeem in any month is $400,000 for the first three redemptions and $300,000 thereafter until the Note is repaid in full.  In order for the Company to repay the Note in shares of common stock, certain conditions must be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default has occurred, and (iv) aggregate shares of common stock issued to CVP must not exceed 19.99% of the Company’s outstanding common stock on the Issuance Date without prior shareholder approval.  If the Company is not able to make a redemption payment in shares of common stock due to not meeting any of these conditions, the Company must make the redemption payment in cash within three trading days of the date of the redemption notice. If the Company elects to make the redemption payment in cash, payment must be made within seven trading days. The Note also includes a restriction that prevents CVP from owning more than 9.99% of the Company’s common stock at any one time. In addition, the amendment includes a restructuring fee of $105,000, which will be added to the outstanding balance of the Note on the Issuance Date. Should the Company elect to repay the Note in shares of common stock, either in whole or in part, the Company expects to issue freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no other subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Recent Developments

Impact of COVID-19

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States and Europe.  In response to COVID-19, we have implemented a work from home policy, with substantially all of our employees continuing their work outside of our offices.  We generate patient leads through social media advertising and are able to evaluate prospective candidates for the MyoPro using tele-health techniques.  As a result, we are able to conduct these parts of our business largely unaffected from the impact of the virus, aside from some variations in lead generation, and expect to be able to continue to build our patient pipeline, unless significant unemployment reduces the number of prospective candidates due to loss of health insurance.  However, the pandemic and associated public health and societal restrictions are causing disruptions that are impacting our business.   For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process is being impacted and likely will continue to be impacted by COVID-19-related public health restrictions on travel and personal interaction. As a result of these restrictions, our ability to deliver our products to patients and generate revenues is being negatively impacted.  Similarly, the impairment in the ability for patient consultations and fittings is expected to delay for several months our launch of MyoPal, our product for pediatric patients. It is unclear at this time what impact of COVID-19 will have, if any, on insurance reimbursement practices, including government and third-party payers. Since we have sufficient inventory of subassemblies available, our contract manufacturing partner for motors has suspended our manufacturing line, though it continues to operate others for its customers.  Our contract manufacturing partner that fabricates and assembles the MyoPro continues to operate.  While we are experiencing some minor extensions of lead times in our supply chain, we have sufficient inventories of all critical components.  However, we cannot provide assurance that we will not experience material shortages in the future.

Except for some headcount reductions and furloughs in certain departments, we are substantially maintaining our overall headcount, but reducing cash outflows for operating expenses and other purchases to the extent possible.     While we expect an adverse impact on revenues in the second quarter of 2020 and possibly the third quarter, we believe that our existing cash is sufficient to sustain our operations for a period of twelve months from the filing date of this Quarterly Report on Form 10-Q.    However, if public health restrictions on travel and patient interaction persist into the third quarter of 2020, it is likely that we will need to raise additional capital to sustain our operations beyond the first half of 2021.

Underwritten Public Offerings

On February 12, 2019, we completed an underwritten public offering in which we sold 151,417 shares of our common stock at a price to the public of $42.00. All of the shares of common stock sold were offered by the Company and were pursuant to a prospectus dated July 16, 2018, and a preliminary prospectus supplement dated February 7, 2019, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (Registration No. 333-226045) (as amended, the “Registration Statement”), which the U.S. Securities and Exchange Commission (the “SEC”) declared effective on July 16, 2018.  The gross proceeds to us were approximately $6.4 million, After deducting the underwriting discount and other offering expenses, net proceeds were approximately $5.6 million.  In conjunction with this offering, the exercise price of warrants that we issued as part of our follow-on equity offering in December 2017 (the “Roth 2017 Warrants”) at $88.50 per share, was lowered to $42.00 per share.

On February 12, 2019, we issued to the underwriter a warrant (the “Underwriter Warrant”) to purchase 12,113 shares of common stock. The Underwriter Warrant has an exercise price $52.50 per share and may be exercised on a cashless basis in certain circumstances specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and expires four years from the date of issuance. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction.

On February 12, 2020, we completed an underwritten public offering in which we sold 2,143,000 shares of our common stock and pre-funded warrants at a combined price of $7.00 per share (less a nominal $0.0001 per share exercise price for the pre-funded warrants).  In addition, investors received a warrant to purchase one share of common stock at an exercise price of $7.50 per share. The offering was conducted pursuant to a registration statement on Form S-1 (Registration No. 333-235538 as amended, the “Registration Statement”), which the SEC declared effective on February 10, 2020. The gross proceeds to us were approximately $15.0 million. After deducting the underwriting discount and other offering expenses, net proceeds were approximately $13.5 million. In conjunction with this offering, the exercise price of the Roth 2017 Warrants was lowered from $42.00 per share to $0.0001 per share.

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

Term Loan

On October 22, 2019, we entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (“CVP” or the “Lender”).  Under the Term Loan, we received gross proceeds of $3.0 million (excluding fees and expenses).  Including an original issue discount, we will repay the Lender $3.3 million.  The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date.  The Lender has granted us an option to defer up to three redemption payments.  If we elect to defer any payments, we will pay the Lender a fee that is the greater of (i) $35,000, or (ii) 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance.  The Term Loan is secured by all of our assets, excluding intellectual property.  We have agreed that we will not pledge our intellectual property assets to any other party for so long as the Term Loan is outstanding.  Subject to the terms and conditions set forth in the Term Loan, we may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid.  For so long as the Term Loan remains outstanding, we have agreed to prepay the Lender 50% of the outstanding balance of the Term Loan from the net proceeds that we receive from the sale of our common stock or other equity (excluding sales of common stock under our at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan.  Concurrent with the closing of our underwritten public offering in February 2020, we paid approximately $2.0 million, representing 50% of the then outstanding balance of the Term Loan ($1.7 million) and a prepayment penalty of approximately $0.3 million.  The Term Loan also contains penalty provisions in an event of default.  Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence.  Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default.  Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain the Lender’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law.  As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, the Lender may declare the outstanding balance immediately due and payable at such time or at any time thereafter. The Term Loan includes provisions for technical covenants, but no financial covenants, and the Lender has the right to consent to any additional debt financing arrangements, including convertible debt financings.  In connection with the Term Loan, we paid our placement agent a commission equal to 6% of the gross proceeds of the Term Loan.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2020	2019	$	%
Revenue	$1,008,145	$830,066	$178,079	21%
Cost of revenue	318,651	286,802	31,849	11%
Gross profit	$689,494	$543,264	$146,230	27%
Gross margin	68%	65%		3%

Revenues

We derive revenue primarily from the sale of our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Over the past year, an increasing percentage of our revenues are derived from providing devices directly to patients and billing their insurance companies directly, while sometimes utilizing the clinical services of O&P providers for which they are paid a fee.

Total revenues increased by approximately $178,100, or 21% for the three months ended March 31, 2020 as compared to the same period in 2019, Revenue for the three months ended March 31, 2020 was driven by a higher average selling price, which was partially offset by slightly fewer revenue units.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication of our products, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 68% and 65% for the three months ended March 31, 2020 and 2019, respectively. Cost of revenues for the three months ended March 31, 2020 include costs of the product which we believe are more properly classified as cost of revenues.  Therefore, comparable prior year amounts have been reclassified to conform to the current year presentation.  The increase in gross margin was due primarily to a higher average sales price and revenue units recorded in the first quarter at 100% gross margin as cost of revenues were recorded in a prior period.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2020	2019	$	%
Research and development	$506,953	$446,348	$60,605	14%
Selling, general and administrative	3,604,968	2,779,711	825,257	30%
Total operating expenses	$4,111,921	$3,226,059	$885,862	27%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis.  As discussed above, certain amounts in R&D, as well as certain selling, general and administrative expenses, recorded during the three months ended March 31, 2019, have been reclassified to cost of revenues to confirm to the current year presentation.

R&D expenses increased by approximately $60,600, or 14%, during the three months ended March 31, 2020, as compared to the same period in 2019 The increase was primarily due to higher product development costs associated with our new pediatric device, the MyoPal

Selling, general and administrative

Selling expenses consist of costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, clinical studies, corporate communications, product marketing and travel expenses. Sales commissions are generally earned and recorded as expense when the product is delivered . We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

General and administrative expenses consist primarily of costs for administrative and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products and add administrative and accounting support structure for our growing business.

Selling, general and administrative expenses increased by approximately $825,300, or 30%, during the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to increases in sales and marketing and reimbursement headcount and associated payroll costs, higher bonus expense, higher legal expenses and higher consulting expenses.

Interest (income) expense and other expense, net

The following table sets forth our interest (income) expense and other expense, net for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2020	2019	$	%
Change in fair value of derivative liabilities	$(82,101)	$(41,970)	$(40,131)	N/M
Interest (income) expense and other expense, net	135,209	(42,765)	177,974	N/M
Non-cash interest expense, debt discount	166,643	-	166,643	N/M
Loss on extinguishment of debt	159,202	-	159,202	N/M
Total interest (income) expense and other expense (income)	$378,953	$(84,735)	$463,688	N/M

The increase in the gain from the change in fair value of derivative liabilities during the three months ended March 31, 2020 was primarily due to the decrease in the fair value of the derivative liabilities for the warrants issued to our selling agents for our public offering in February 2019 and the decrease in the value of the derivative liability associated with our Term Loan. The increases in interest expense and non-cash interest expense, debt discount are primarily due to the term loan entered into in October 2019.  The loss on extinguishment of debt relates to the write- off of debt discounts due to prepaying 50% of the outstanding balance of our term loan concurrent with the closing our public equity offering in February 2020.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2020 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock based-compensation and the impact of the fair value revaluation of our derivative liabilities and other unusual items.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not include interest expense;
•	Adjusted EBITDA does not include other income (expense);
•	Adjusted EBITDA does not include depreciation expense from fixed assets;
•	Adjusted EBITDA does not include the impact of stock-based compensation;
•	Adjusted EBITDA does not include loss on extinguishment of debt; and
•	Adjusted EBITDA does not include the change in value of our derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(3,801,993)	$(2,598,060)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	135,209	(42,765)
Non-cash interest expense, debt discount	166,643	—
Loss on extinguishment of debt	159,202	—
Depreciation expense	26,388	21,627
Stock-based compensation	123,209	207,605
Change in fair value of derivative liabilities	(82,101)	(41,970)
Income tax expense	613	—
Adjusted EBITDA	$(3,272,830)	$(2,453,563)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$13,726,482	$4,465,455
Working capital	$11,438,071	$2,265,952

We had working capital and stockholders’ equity of approximately $11.4 million and $11.8 million, respectively, at March 31, 2020. We used approximately $2,445,000 in cash for operating activities during the three months ended March 31, 2020. We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million. The purpose of this offering was to provide sufficient capital to allow us to execute on our strategy to achieve cash flow breakeven.  This funding is now helping us to sustain our operations while we wait for conditions caused by the COVID-19 pandemic to subside.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance companies which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as soon as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which if not achieved, could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.    If public health restrictions on travel and patient interaction persist into the third quarter of 2020, it is likely that we will need to raise additional capital to sustain our operations beyond the first half of 2021. We believe that we have access to capital resources through possible public or private equity offerings, including usage of our At the Market Issuance Sales Agreement, or ATM with  B. Riley FBR, Inc, or B. Riley FBR, which we intend to reinstate in the near future, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. On February 7, 2019, we filed Supplement No. 1 to Prospectus dated July 16, 2018, or the ATM Prospectus, to suspend the offering of our common stock under our ATM with B. Riley FBR., relating to the offering of up to $15.0 million in shares of our common stock and to reduce potential offers and sales under the ATM to $0.00.  As of the date hereof, we have not sold any shares of common stock under the ATM, but once reinstated, we may offer and sell shares from time to time under the ATM up to $15.0 million in the aggregate. Additional debt financing requires the consent of CVP and may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

On May 12, 2020 (the “Issuance Date”), we entered an amendment to our Term Loan with CVP.  Under the terms of the amendment, the remaining balance of the Term Loan is being converted into a note (as amended, the “Note”) in which we, at our option, may pay monthly redemptions in either cash or shares of common stock.  If we elect to repay CVP in common stock, we must do so within three trading days of receipt of a redemption notice.  If we make a redemption payment to CVP in shares of common stock, the number of shares issued is based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days. The maximum amount that CVP can redeem in any month is $400,000 for the first three redemptions and $300,000 thereafter until the Note is repaid in full.  In order for us to repay the Note in shares of common stock, certain conditions must be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default has occurred, and (iv) aggregate shares of common stock issued to CVP must not exceed 19.99% of our outstanding common stock on the Issuance Date without prior shareholder approval.  If we are not able to make a redemption payment in shares of common stock due to not meeting any of these conditions, we must make the redemption payment in cash within three trading days of the date of the redemption notice.  If we elect to make the redemption payment in cash, payment must be made within seven trading days. The Note also includes a restriction that prevents CVP from owning more than 9.99% of oue common stock at any one time.  In addition, the amendment includes a restructuring fee of $105,000, which will be added to the outstanding balance of the Note on the Issuance Date. Should we elect to repay the Note in shares of common stock, either in whole or in part, we expect to issue freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,445,025)	$(3,119,882)
Net cash used in investing activities	(7,878)	(5,404)
Net cash provided by financing activities	11,713,953	5,818,051
Effect of foreign change rate changes on cash	(23)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$9,261,027	$2,692,765

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2020 was primarily used to fund a net loss of approximately $3,802,000, adjusted for non-cash expenses in the aggregate amount of approximately $481,300, and by approximately $875,700 of cash provided by net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses.

The net cash used in operating activities for the three months ended March 31, 2019 was primarily used to fund a net loss of approximately $2,598,100, adjusted for non-cash expenses in the aggregate amount of approximately $203,900, and by approximately $725,700 of cash used by changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventories and prepaid expenses and other current assets and a decrease in accounts payable and accrued expenses.

Investing Activities. During the three months ended March 31, 2020 and 2019, our cash used in investing activities was for the purchase of equipment.

Financing Activities. During the three months ended March 31, 2020, cash provided by financing activities of approximately $11,714,000 was primarily due to approximately $13,504,800 of net proceeds received from our underwritten public offering in February 2020 and approximately $161,300 received from the exercise of warrants, partially offset by a payment of 50% of the outstanding balance of our term loan of approximately $1,703,600 and payment of a prepayment penalty on our Term Loan of approximately $255,500.  Cash provided by financing activities for the three months ended March 31, 2019 of approximately $5,818,100 was due primarily from net proceeds received from our public equity offering in February 2019 of approximately $5,648,900.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three months ended March 31, 2020.

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

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Standards

Information regarding new accounting standards is included in Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness described below, our management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over accounting for warrants and as a result, did not record a deemed dividend on the repricing of certain warrants on a timely basis.  At the time of issuance, the Company sought and received technical accounting guidance on the accounting treatment for repricing a warrant that was classified as a component of equity,  However, due to personnel changes, the existence of the guidance was not known to new finance personnel when these warrants were repriced in February 2019.  This error resulted in the revision of our unaudited condensed financial statements for each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 and the audited financial statements for the year ended December 31, 2019. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, including:

•	maintaining a library of technical accounting memos written so that they may be easily accessed and referred to; and

•	creating a transition process for new finance executives to review existing critical accounting policies and judgments.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As a result of COVID-19, most of our employees are working remotely.  Despite working remotely, we continue to maintain our internal control environment  Other than the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Associated with Our Business

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States and Europe. As a result of the coronavirus pandemic, we have experienced and may continue to experience disruptions that could materially impact our business. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process is being impacted and likely will continue to be impacted by COVID-19-related public health restrictions on travel and personal interaction. Similarly, the impairment in the ability for patient consultation and fittings is expected to adversely impact our launch of MyoPal, our product for pediatric patients. In addition, we may also experience difficulties in seeking and obtaining reimbursement for our devices from third party and government payers. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients when public health restrictions are eased, there can be no assurance that we will be able to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

In response to the pandemic, we have implemented a work from home policy, with substantially all of our employees continuing their work outside of our offices. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators and manufacturing sites.

In addition, the trading prices for our common stock and other companies in the life sciences industry have been highly volatile as a result of the COVID-19 pandemic. As a result, if we needed to raise additional capital, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our commercialization, sales and marketing, research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

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

Since inception through March 31, 2020, we have shipped more than 1,000 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped more than 600 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the three months ended March 31, 2020, we incurred a net loss of approximately $3.8 million. For the year ended December 31, 2019, we incurred a net loss of approximately $10.7 million.  At March 31, 2020 we had an accumulated deficit of approximately $59.9 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at March 31, 2020 was approximately $13.7 million, which includes net proceeds from a public offering of our common stock completed in February 2020 of approximately $13.5 million,  Subsequent to the closing of our public equity offering, we paid approximately $2.0 million to CVP, comprising 50% of the outstanding balance of the Term Loan and a prepayment fee.  There can be no assurance that our existing cash plus the cash raised in the offering will be sufficient to achieve cash flow breakeven.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $13.7 million at March 31, 2020.  We successfully completed a public equity offering in February 2020 raising net proceeds of approximately $13.5 million.  While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds plus our existing cash will be sufficient to meet our future capital requirements.  If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

As required under the Term Loan, we paid approximately $2.0 million to CVP after the close of our public equity offering, representing 50% of the outstanding balance of the Term Loan plus a prepayment fee.  Approximately $1.7 million was outstanding as of March 31, 2020 (excluding debt discounts).  Further, we may be required to repay the outstanding indebtedness under the Term Loan if an event of default occurs. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. Upon the occurrence of an event of default, the outstanding balance shall immediately increase to up to 125% of the outstanding balance. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, CVP may declare the outstanding balance immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate per annum of 18%, or such lesser rate as permitted under applicable law. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time such payments are due, including an event of default. If our available cash and capital resources are insufficient to allow us to make required payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

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

We rely on licenses to two core patents that are material to our business, including the development of the MyoPro, which expire in November 2023 and December 2023, respectively. We have entered into an exclusive license agreement (the “MIT License”), with the Massachusetts Institute of Technology, or MIT, for those certain patents that cover  (i) a powered orthotic device worn on a patient’s elbow or other joint, that senses relatively low level signals in the vicinity of the joint generated by a patient having spinal cord or other nerve damage and (ii) a method of providing rehabilitation movement training for a person suffering from nerve damage, stroke, spinal cord injury, neurological trauma or neuromuscular disorder in attempt to move a body part with a powered orthotic device. Our rights to use these patents will be subject to the continuation of and our compliance with the terms of those licenses.

On November 15, 2016, we entered into a waiver agreement with MIT, with regard to certain obligations, or the Obligations Waiver, under the MIT License. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligation, or the Commercial Obligations, which are required under the MIT License. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future. Our revenue exceeded $750,000 for the fiscal years ended December 31, 2018 and 2017, which satisfied the Revenue Obligations for each of those fiscal years. In addition, our revenue exceeded $750,000 for the year ended December 31, 2019. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed.

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

Risks Related to Our Securities

Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants, or other convertible securities, are exercised or converted.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of March 31, 2020, we had 2,549,453 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $11.37 per share, and 20,928 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $63.11 per share. In addition, we have 560 shares of unvested restricted stock outstanding and 16,022restricted stock units outstanding.

We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which 44,027 warrants remain outstanding as of March 31, 2020. These common stock warrants that we issued in our December 2017 public offering had an exercise price of $42.00 per share and such exercise price was adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants, and the exercise price of these warrants has been adjusted as a result of prior equity offerings. The exercise price of these warrants has been repriced to $0.0001 per share, as a result of our February 2020 underwritten public offering.  The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

In addition, on May 12, 2020, we entered into an amendment to our Term Loan with CVP. The amendment provides the ability for us to satisfy certain repayment obligations through the issuance of common stock rather than in cash. CVP will have the right to redeem up to $400,000 per calendar month for the first three redemptions and $300,000 per calendar month thereafter until the note is repaid in full by submitting a Redemption Notice to us. Upon receipt of a Redemption Notice, we may, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price will be 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. The issuance of additional shares as a result of such conversion could adversely affect the price of our common stock.

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

As of March 31, 2020, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 10% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to March 31, 2020, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $696.00 per share.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. In reviewing the effectiveness of our internal controls over financial reporting for the three months ended March 31, 2020, we concluded that we had a material weakness in internal control over financial reporting related to the accounting for warrants, which has not yet been remediated.  However, our auditors are not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

As a public company, we need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we grow, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. Because we identified a material weakness in our internal control over financial reporting, we are be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

The preparation of ur financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

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

Future issuances of our common stock or securities convertible into our common stock could cause the market price of our common stock to decline. In addition, on February 7, 2019 we filed the ATM Prospectus to suspend the offering of our common stock under our ATM with B. Riley FBR relating to the offering of up to $15.0 million in shares of our common stock and to reduce the amount of potential offers and sales under the ATM to $0.00.  As of the date hereof, we have not sold any shares of common stock under the ATM.  We are intending to resume offers under the ATM Prospectus and may from time to time offer and sell shares under the ATM of up to $15.0 million in the aggregate, and to the extent we do, such issuances could adversely impact the market price of our common stock.  We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, could adversely affect the market price of our common stock.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, or IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. For example, the U.S. government enacted in 2017 the Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of taxable income (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017 and an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additional changes to tax laws are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 14, 2020

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)