Form 10-Q
period 2020-06-30
MYOMO, INC.
filed 2020-08-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At August 3, 2020, the registrant has 3,671,790  shares of common stock, par value $0.0001 per share, outstanding.

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

•	our ability to continue normal operations and interactions with patients in order to cast, deliver and fit our custom-fabricated device, which is impacting our ability to generate revenues;
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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,733,419	$4,465,455
Accounts receivable, net	310,517	424,287
Inventories, net	678,906	439,533
Prepaid expenses and other	920,383	820,206
Total Current Assets	12,643,225	6,149,481
Restricted cash	75,000	75,000
Deferred offering costs	—	219,240
Equipment, net	109,880	154,972
Total Assets	$12,828,105	$6,598,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible note payable, net of discount of $71,360 and $676,703 at June 30, 2020 and December 31, 2019, respectively	$996,841	$1,763,887
Accounts payable and accrued expenses	1,689,031	1,738,490
Derivative liabilities	888	378,239
Deferred revenue	1,495	2,913
Total Current Liabilities	2,688,255	3,883,529
Long-term debt, net of discount of $36,169 at December 31, 2019	—	888,961
Other long-term debt liabilities	77,892	—
Deferred revenue	8,700	1,495
Total Liabilities	2,774,847	4,773,985
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share, 100,000,000 shares authorized; 3,223,876 and 574,524 shares issued as of June 30, 2020 and December 31, 2019, respectively; and 3,223,849 and 574,497 shares outstanding at June 30, 2020 and December 31, 2019, respectively	322	57
Additional paid-in capital	73,274,309	57,957,097
Accumulated deficit	(63,214,909)	(56,125,982)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	10,053,258	1,824,708
Total Liabilities and Stockholders’ Equity	$12,828,105	$6,598,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$858,590	$880,349	$1,866,735	$1,710,415
Cost of revenue	418,862	380,093	737,513	666,895
Gross margin	439,728	500,256	1,129,222	1,043,520
Operating expenses:
Research and development	397,811	427,573	904,764	873,921
Selling, general and administrative	2,890,464	2,779,027	6,495,432	5,558,739
	3,288,275	3,206,600	7,400,196	6,432,660

Loss from operations	(2,848,547)	(2,706,344)	(6,270,974)	(5,389,140)

Other expense (income)
Change in fair value of derivative liabilities	(39,717)	(99,449)	(121,818)	(141,420)
Interest income and other expense, net	88,915	(41,568)	224,124	(84,333)
Non-cash interest expense, debt discount	40,025	—	206,668	—
Loss on extinguishment of debt	348,079	—	507,281	—
	437,302	(141,017)	816,255	(225,753)
Loss before income taxes	(3,285,849)	(2,565,327)	(7,087,229)	(5,163,387)
Income tax expense	1,085	—	1,698	—
Net loss	$(3,286,934)	$(2,565,327)	$(7,088,927)	$(5,163,387)

Deemed dividend on repricing of warrants	—	—	(670,632)	(797,637)

Net loss attributable to common stockholders	$(3,286,934)	$(2,565,327)	$(7,759,559)	$(5,961,024)

Weighted average number of common shares outstanding:
Basic and diluted	2,932,570	570,184	2,376,332	534,452
Net loss per share attributable to common stockholders
Basic and diluted	$(1.12)	$(4.50)	$(3.27)	$(11.15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Three and Six Month Period Ended June 30, 2020
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2020	574,524	$57	$57,957,097	$(56,125,982)	27	$(6,464)	$1,824,708
Proceeds of public offering, net offering costs of $1,499,370 in current period and $29,277 in prior period	1,660,000	166	13,475,369	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	48
Exercise of warrants	96,169	10	161,240	—	—	—	161,250
Exercise of stock options	61	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	1,033	—	—	—	—	—	—
Restricted stock vested	16	—	—	—	—	—	—
Adjustment due to reverse stock split	(69)	—	—	—	—	—	—
Stock-based compensation	—	—	123,209	—	—	—	123,209
Net loss	—	—	—	(3,801,993)	—	—	(3,801,993)
Balance, March 31, 2020	2,814,734	281	71,716,915	(59,927,975)	27	(6,464)	11,782,757
Proceeds from issuances under at-market sales facility, net of offering costs of $131,976 in prior period	179,828	18	542,568		—	—	542,586
Issuances of common stock to repay debt	224,414	23	910,397	—	—	—	910,420
Exercise of warrants	500	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units, net of 489 shares withheld for taxes	4,237	—	(1,855)	—	—	—	(1,855)
Restricted stock vested	101	—	—	—	—	—	—
Exercise of stock options	62	—	3	—	—	—	3
Stock-based compensation	—	—	106,281	—	—	—	106,281
Net loss	—	—	—	(3,286,934)	—	—	(3,286,934)
Balance, June 30, 2020	3,223,876	$322	$73,274,309	$(63,214,909)	27	$(6,464)	$10,053,258

	Three and Six Month Period Ended June 30, 2019
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2019	415,006	$41	$51,721,834	$(45,289,526)	27	$(6,464)	$6,425,885
Cumulative impact of ASC 606	—	—	—	(123,447)	—	—	(123,447)
Proceeds of public offering, net offering costs of $710,572	151,417	15	5,603,814	—	—	—	5,603,829
Common stock issued upon vesting of restricted stock units, net of 1,515 shares withheld for employee taxes	3,166	—	(72,115)	—	—	—	(72,115)
Restricted stock vested	347	—	1	—	—	—	1
Warrants issued as offering costs and recorded as a derivative liability	—	—	(196,236)	—	—	—	(196,236)
Stock-based compensation	—	—	396,325	—	—	—	396,325
Net loss	—	—	—	(2,598,060)	—	—	(2,598,060)
Balance, March 31, 2019	569,936	56	57,453,623	(48,011,033)	27	(6,464)	9,436,182
Exercise of stock options	295	—	15	—	—	—	15
Common stock issued upon vesting of restricted stock units, net of 234 shares withheld for employee taxes	744	1	(6,357)	—	—	—	(6,356)
Restricted stock vested	345	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	197,028	—	—	—	197,028
Net loss	—	—	—	(2,565,327)	—	—	(2,565,327)
Balance, June 30, 2019	571,320	$57	$57,644,237	$(50,576,360)	27	$(6,464)	$7,061,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,088,927)	$(5,163,387)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	53,021	45,076
Stock-based compensation	229,490	593,353
Bad debt expense	45,839	—
Non-cash interest expense, debt discount	206,668	—
Amortization of original issue discount	143,026	—
Loss on extinguishment of debt	507,281	—
Change in fair value of derivative liabilities	(121,818)	(141,420)
Loss on disposal of asset	177	2,481
Other non-cash charges	(2,981)	12,606
Changes in operating assets and liabilities:
Accounts receivable	67,931	51,245
Inventories	(243,336)	(195,397)
Prepaid expenses and other current assets	(100,127)	(161,014)
Other assets	57,987	23,574
Accounts payable and accrued expenses	51,292	(473,118)
Deferred revenue	5,787	(1,420)
Other liabilities	77,892	-
Net cash used in operating activities	(6,110,798)	(5,407,421)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(7,878)	(34,903)
Net cash used in investing activities	(7,878)	(34,903)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(1,703,552)	—
Payment of prepayment penalty on debt	(255,533)	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(1,855)	(78,542)
Proceeds from exercise of stock options	3	15
Proceeds from exercise of warrants	161,298	—
Proceeds from issuance under at-market sales facility	674,562	—
Proceeds from public offering	13,504,812	5,648,928
Proceeds from payment of grants	6,928	—
Net cash provided by financing activities	12,386,663	5,570,401

Effect of foreign exchange rate changes on cash	(23)	—

Net increase in cash, cash equivalents and restricted cash	6,267,964	128,077

Cash, cash equivalents and restricted cash, beginning of period	4,540,455	6,615,794

Cash, cash equivalents and restricted cash, end of period	$10,808,419	$6,743,871

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$2,743	$17,715
Sales demo equipment transferred to rental inventory	$2,514	$—
Issuance of warrants recorded as a derivative liability	$—	$196,236
Deferred issuance costs to additional paid-in capital paid in prior period	$161,253	$—
Issuance of common stock for debt	$910,420	$—

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

Amended and Restated Certificate of Incorporation and Reverse Stock Split

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

Liquidity and Impact of COVID-19

The Company incurred net losses of approximately $7.1 million and $5.2 million during the six months ended June 30, 2020 and 2019, respectively, and has an accumulated deficit of approximately $63.2 million and $56.1 million at June 30, 2020 and December 31, 2019, respectively. Cash used in operating activities was approximately $6.1 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including the United States and Europe.  In response to the pandemic, the Company has implemented a work from home policy, with substantially all employees continuing their work outside of the Company’s offices.  While the Company was able to continue with certain parts of its business, such as lead generation and patient evaluations, public health and societal restrictions in place during the second quarter of 2020 adversely impacted other aspects of the Company’s business.   For example, the Company provides a custom-fabricated device to each patient and in-person contact is required as part of the fabrication and delivery process.  As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020.  As a result of these restrictions, the Company’s ability to deliver its products to patients and to generate revenues was negatively affected.    Similarly, the impairment in the ability for patient consultation and fittings is expected to delay for several months the launch of MyoPal, its new product for pediatric patients. While the Company has resumed in-person interactions with, and deliveries to, patients, incidences of the virus are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future.  In addition, entities such as the Veteran’s Administration (“VA”) continue to have restrictions on seeing patients other than those affected by COVID-19.   While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, the Company can provide no assurance that will continue in the future.  Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance.  The Company has sufficient inventory of subassemblies available, and its contract manufacturing partners have either continued to operate or have resumed operations.  While the Company has experienced some minor extensions of lead times in its supply chain, the Company believes it has sufficient inventories of all critical components.

During the second quarter of 2020, the Company eliminated certain positions, furloughed other employees and reduced certain expenses in response to the adverse impact of the pandemic on its business.  As of the date of this Quarterly Report on Form 10-Q, almost all furloughed employees have returned to work.  The Company has a growing backlog of patients authorized by insurance companies to receive a MyoPro.  In addition, the Company utilized its At-Market Sales Facility (“ATM facility”) during the second quarter to raise additional capital (see Note 6).  The remaining capacity under the Company’s shelf registration statement on Form S-3 totals approximately $13.1 million. However, due to the Company’s public float, the amount of securities the Company may sell from time to time under such registration statement is subject to the limitations imposed by General Instruction I.B.6 of Form S-3. As a result, the Company believes that its existing cash is sufficient to sustain its operations for a period of twelve months from the filing date of this Quarterly Report on Form 10-Q.    However, if public health restrictions on travel and patient interaction are broadly reinstated, it is likely that the Company will need to raise additional capital to sustain its operations beyond the first half of 2021.

The Company’s operating plans are primarily focused on growing the number of MyoPro units provided to patients, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products, executing on its plans to complete development of its pediatric product when public health conditions allow and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their billing contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, including usage of its ATM facility, exercises of outstanding warrants, additional debt financings, or other means.  Additional debt financing requires the consent of Chicago Venture Partners (“CVP”), and may require the Company to pledge other assets not currently pledged and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Note 2 — Summary of Significant Accounting Policies

Revised Financial Statements

During the preparation of its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, the Company determined that it had omitted to record a deemed dividend on the repricing of warrants it issued in 2017 (the “Roth 2017 Warrants”) as a result of the completion of an underwritten public offering in February 2019 (the February 2019 Offering”), which resulted in an understatement of net loss attributable to common stockholders and loss per share attributable to common stockholders for the three months ended March 31, 2019.  The effect of this error also resulted in the net loss attributable to common stockholders and net loss per share attributable to common stockholders to be understated for the six months ended June 30, 2019, the nine months ended September 30, 2019 and the year ended December 31, 2019.  The Company assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material as there was no impact on net loss, stockholders’ equity, or any other balance sheet item and cash flows, among other considerations.  As such, the correction of the error is revised in the March 31, 2019 statement of operations.  Disclosure of the revised amounts is being reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the statement of operations for the three months ended March 31, 2019, the six months ended June 30, 2019, the nine months ended September 30, 2019 and the year ended December 31, 2019 was as follows:

	Three Months Ended March 31, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(2,598,060)	$(797,637)	$(3,395,697)
Net loss per share attributable to common stockholders	$(5.22)	$(1.60)	$(6.82)

	Six Months Ended June 30, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(5,163,387)	$(797,637)	$(5,961,024)
Net loss per share attributable to common stockholders	$(9.66)	$(1.49)	$(11.15)

	Nine Months Ended September 30, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(7,951,505)	$(797,637)	$(8,749,142)
Net loss per share attributable to common stockholders	$(14.53)	$(1.46)	$(15.99)

	Year Ended December 31, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(10,713,009)	$(797,637)	$(11,510,646)
Net loss per share attributable to common stockholders	$(19.35)	$(1.44)	$(20.79)

The Company determined that this error was a material weakness in internal control over financial reporting.  See Part I, Item 4 – “Controls and Procedures” elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2020, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2019 and 2018 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH, which was formed on January 30, 2020. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts in research and development and sales and marketing expenses have been reclassified to cost of goods sold to conform with the current year presentation. Certain current liabilities have been reclassified as Accounts payable and accrued expenses to conform with the current year presentation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2020 and December 31, 2019.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$10,733,419	$4,465,455
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash	$10,808,419	$4,540,455

Accounts Payable and Other Accrued Expenses:

	June 30, 2020	December 31, 2019
Trade payables	$498,306	$450,101
Accrued compensation and benefits	841,824	889,583
Accrued professional services	87,454	142,804
Warranty reserve	111,027	81,981
Other	150,420	174,021
	$1,689,031	$1,738,490

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

Increasingly, the Company derives its revenue from direct billing.  The Company also derives revenue from the sale of its products to O&P providers in the United States and internationally, the VA and rehabilitation hospitals. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin.  During the three months ended June 30, 2020 and 2019, the Company recognized revenue of approximately $151,800 and $90,300, respectively, and during the six months ended June 30, 2020 and 2019, the Company recognized revenue of approximately $541,300 and $431,700, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

The Company receives federally-funded grants that require it to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. As a result of the adoption of ASC 606 on January 1, 2019, the Company’s grant proceeds are not deemed to be received from customers as defined under ASC 606 and are now reported as an offset to research and development expenses.  Any amounts allowed for recovery of overhead are recorded as other income in the statements of operations. Such proceeds were immaterial to the financial statements during the three and six months ended June 30, 2020 and 2019, respectively.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had an immaterial amount of deferred revenue as of June 30, 2020.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Clinical/Medical providers	$433,180	$781,089	$821,069	$1,431,753
Direct to patient	425,410	99,260	1,045,666	278,662
Total revenue from contracts with customer	$858,590	$880,349	$1,866,735	$1,710,415

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers.  Under ASC 340-40-25, this inventory is expensed to cost of revenue as of the date of shipment. Under direct billing, fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to cast, fit and deliver the device to patients are expensed to cost of revenue upon delivery to the patient.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the U.S. dollar.  Net foreign currency gains and losses during the three and six months ended June 30, 2020 were immaterial and included in interest (income) expense and other expense, net in the condensed consolidated statements of operations.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2020 and 2019, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	June 30,
	2020	2019
Stock options	20,610	25,749
Restricted stock units	37,295	13,466
Restricted stock	459	580
Stock warrants	2,482,235	181,176
Total	2,540,599	220,971

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

Note 3 — Inventories

Inventories consist of the following at:

	June 30, 2020	December 31, 2019
Finished goods	$72,584	$46,854
Work in process	38,000	—
Rental units	58,237	23,418
Parts and subassemblies	517,405	372,996
	686,226	443,268
Less: reserve for rental units	(7,320)	(3,735)
Inventories, net	$678,906	$439,533

Note 4 — Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and establishes disclosures about fair value measurements.

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at June 30, 2020 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$10,214,935	$—	$—	$10,214,935
Derivative liabilities			$888	$888

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three and six months ended June 30, 2020 and 2019:

	Warrants		Debt Derivative		Total
Balance – January 1, 2020		$7,268		$370,971	$378,239
Payment against derivative liability		—		(255,533)	(255,533)
Change in fair value of derivative liabilities		(6,420)		(75,681)	(82,101)
Balance – March 30, 2020		848		39,757	40,605
Change in fair value of derivative liabilities		(848)		(38,869)	(39,717)
Balance – June 30, 2020	$			$888	$888

Balance – January 1, 2019		$3,661		—	$3,661
Issuance of warrants		196,236		—	196,236
Change in fair value of derivative liabilities		(41,971)		—	(41,971)
Balance –March 31, 2019		157,926		—	157,926
Change in fair value of derivative liabilities		(99,449)		—	(99,449)
Balance –June 30, 2019		$58,477	$		$58,477

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

On May 12, 2020, the Company amended its term loan with CVP (the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations at the Company’s option (as amended, the convertible instrument is referred to herein as the “Note”). The Company concluded that the Note should be accounted for as a modification as a result of not meeting the criteria in the two-step approach defined in ASC 470-20 and the determination that conversion option is non-substantive, as it is at the Company’s option. Pursuant to the terms of the Note, CVP has the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to the Company (a “Redemption Notice”). Upon receipt of a Redemption Notice, the Company may, at its election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of Company’s receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of Company’s receipt of such Redemption Notice. CVP’s per share conversion price is 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. The Company may not make redemptions in shares of common stock and must satisfy such redemption in cash within three trading days of receipt of the redemption notice if there is an Equity Conditions Failure (as defined in the Amendment). The Company retains the ability to defer up to three redemptions for up to thirty days as discussed above. In addition, the Company may not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of the Company’s common stock outstanding on the date of such issuance. The Company is also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require stockholder approval of the Company. While the Company is under no obligation to seek such stockholder approval, if the Company does obtain such approval, this limit will be removed.

The Company has also agreed to pay to CVP a fee of $105,000 in consideration of the CVP’s agreement to make the Note convertible, which fee has been added onto the outstanding balance of the Note.  During the second quarter of 2020, there were three redemptions which the Company elected to repay in stock, which extinguished $800,000 of the Note.

As of June 30, 2020, the outstanding balance of the Note, including accrued interest, but excluding the unamortized debt discount was approximately $1,068,200.  The entire amount is classified as a current liability as of June 30, 2020.

The original issue discount and restructuring fees are amortized into interest expense, with a corresponding increase in the outstanding balance of the Note over its estimated remaining term.  In addition, the Company incurred debt issuance costs, including a commission paid to its placement agent, of approximately $212,000.  The original issue discount, the restructuring fee and the debt issuance costs have been recorded as a debt discount and are being amortized into interest expense over the estimated remaining term of the Note using the effective interest method.

The provision in the Note that the Company must pay CVP 50% of the outstanding balance of the Note plus a 15% prepayment fee from the net proceeds it receives from an equity offering as discussed above, was determined by the Company to not be clearly and closely related to the host instrument.  Therefore, the Company bifurcated the embedded component from the Note and accounted for it separately as a derivative liability with an offsetting increase in the debt discount.  To determine the fair value of the entire Note, the debt component was separated from the equity payment derivative liability component.  The cash flows of both components were then discounted using fair value assumptions.  The Company recorded a derivative liability and corresponding debt discount of approximately $372,800 at the inception date of the Note.  The Company is amortizing the debt discount associated with the derivative liability using the effective interest method over the estimated remaining term of the Note.

In connection with the prepayment to CVP in February 2020 of 50% of the outstanding balance of the Note, half of the unamortized portion of the debt discounts was written off and charged to loss on extinguishment of debt.

Interest expense under the Note, including amortization of the debt discount was approximately $131,800 and $450,700, of which approximately $40,000 and $206,700 was non-cash interest expense for the three and six months ended June 30, 2020, respectively.

Note 6 — Common Stock

On February 13, 2020, the Company completed an underwritten public offering (the “ February 2020 Offering”) in which the Company sold 1,660,000 shares of its common stock at a price of $7.00 per share and 483,000 pre-funded warrants at a price of $6.9999 per share, generating net proceeds (including paid and unpaid offering expenses) of approximately $13,475,500. The pre-funded warrants had a nominal exercise price of $0.0001 per share.  Investors also received 2,143,000 warrants (“Investor Warrants”), each entitling the holder to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The Investor Warrants expire on February 13, 2025.  The underwriters in the February 2020 Offering were entitled to an over-allotment option to purchase to up to 321,450 shares of common stock at $6.99 per share, and 321,450 Investor Warrants at a price of $0.01 per share. The underwriters exercised their option to purchase the additional Investor Warrants concurrent with the closing of the transaction.  All pre-funded warrants issued in the February 2020 Offering were exercised as of March 31, 2020.

On February 13, 2020, the Company issued to the underwriters, warrants (the “Underwriter Warrants”) to purchase 214,300 shares of common stock. The Underwriter Warrants have an exercise price $7.00 per share. The Underwriter Warrants expire on February 13, 2025.

The Investor Warrants and Underwriter Warrants are being accounted for as equity. During the three and six months ended June 30, 2020, 21,500 Investor Warrants were exercised, generating proceeds of approximately $161,200.

During the three months ended June 30, 2020, the Company sold 179,828 shares to purchasers under its ATM facility at a weighted average sale price of approximately $3.87 per share, generating net proceeds after sales commissions of approximately $674,600.

During the three and six months ended June 30, 2020, 101 and 117 shares of restricted stock vested and 4,237 and 5,270 restricted stock units vested.

Note 7 — Warrants

On February 8, 2019, the Company issued a warrant for the purchase of 12,113 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $52.50 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked-to-market at each reporting period The Company computed the fair value of the derivative liability using the Black-Scholes Option Valuation Model. The Company determined that the Binomial Lattice Model was not materially different to the Black Scholes Option Valuation Model. As of June 30, 2020, the derivative liability was fully written off.

Assumptions utilized in the valuation of the February 2019 Warrant as of June 30, 2019, were as follows:

Risk-free interest rate	1.74%
Expected life	3.61 years
Expected volatility of underlying stock	62.13%
Expected dividend yield	—

The Company issued 160,041 warrants to purchase shares of its common stock in its December 2017 public offering (the “Roth 2017 Warrants”), of which 118,696 warrants were outstanding immediately prior to the closing of the Company’s 2020 Offering and 43,527 warrants remain outstanding as of June 30, 2020. These common stock warrants that were issued in the Company’s December 2017 public offering had an original exercise price of $88.50 per share with such exercise price adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the transaction. The Roth 2017 Warrants also have anti-dilution protection in the event that the Company issues equity securities in the future below the then-exercise price of such warrants.  Though the Roth 2017 Warrants contain a price reset provision in the event of a dilutive issuance of the Company’s securities, because the Roth 2017 Warrants can only be settled in shares of common stock, they were recorded as a component of stockholders’ equity at issuance. As a result of the Company’s February 2019 Offering, the exercise price of the Roth 2017 Warrants was reset to $42.00 per share, and as a result of the Company’s February 2020 Offering, the exercise price of these warrants was further repriced to $0.0001 per share. Since the exercise price of the Roth 2017 Warrants is the par value of the Company’s stock, these warrants have been included in weighted average shares outstanding as of the closing of the 2020 Offering.

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

Because the Company has an accumulated deficit, the dividends were recorded as a component of additional paid-in capital and a deduction from net loss to determine net loss attributable to common stockholders in the statements of operations for the six months ended June 30, 2020 and 2019, respectively.

Assumptions utilized in the valuations of the Roth 2017 Warrant upon the pricing of the February 2020 Offering and the February 2019 Offering, were as follows:

		February 2019
	February 2020	Offering
	Offering	(Revised)
Risk-free interest rate	1.39%	2.43%
Expected life (in years)	2.81	3.82
Expected volatility of underlying stock	91.71%	82.62%
Expected dividend yield	—	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and six months ended June 30, 2020 and 2019.

There were no stock options granted during the three and six months ended June 30, 2020.  The assumptions underlying the calculation of grant date fair value per share as of June 30, 2019 are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Number of options granted	3,416	5,883
Weighted-average expected volatility	63.24%	62.53%
Weighted-average risk-free interest rate	1.93%	2.17%
Weighted-average expected option term (in years)	6.60	6.46
Weighted-average dividend yield	—%	—%
Weighted-average fair value per share of grants	$15.90	$19.20

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

As of June 30, 2020, there were 359,504 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  On January 1, 2020, the number of shares reserved and available for issuance under the 2018 Plan increased by 22,980 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold	$4,392	$4,429	$10,251	$8,608
Research and development	11,792	21,283	25,675	44,242
Selling, general and administrative	90,097	171,316	193,564	540,503
Total	$106,281	$197,028	$229,490	$593,353

As of June 30, 2020, there was approximately $149,900 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.35 years.

As of June 30, 2020, there was approximately $19,700 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 0.71 years.

As of June 30, 2020, there was approximately $264,600 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.31 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During both the three and six months ended June 30, 2020, approximately $40,900  of revenues were recognized from this related party.  No revenue was recognized from this related party for the three months ended June 30, 2019.  For the six months ended June 30, 2019, revenue recognized on sales to this related party amounted to approximately $26,000  There was approximately $25,900 due from this related party at June 30, 2020 and approximately $25,900 due at December 31, 2019.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $84,600  and $125,000 during the three months ended June 30, 2020 and 2019, respectively, and $188,100 and $235,000 during the six months ended June 30, 2020 and 2019, respectively. Included in accounts payable and accrued expenses at June 30, 2020 and December 31, 2019 is approximately $43,800 and $47,800, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Major Customers

At June 30, 2020, three customers accounted for approximately 25%, 19% and 13% of accounts receivable.

Note 11 — Subsequent Events

On July 6, 2020, CVP issued to the Company a notice to redeem $400,000 of the outstanding balance of the Note.  The Company elected to pay for this redemption in common stock and issued 120,666 shares of common stock to CVP.

On August 3, 2020, CVP issued to the Company a notice to redeem $300,000 of the outstanding balance of the Note.  The Company elected to pay for this redemption in common stock and issued 88,438 shares of common stock to CVP.

Subsequent to June 30, 2020, and through the date of this Quarterly Report on Form 10-Q, the Company issued 318,761 shares of common stock under its ATM facility at a weighted average sales price of approximately $3.90 per share, generating net proceeds of approximately $1,205,500.   The Company has remaining capacity under its ATM facility of approximately $13.1 million.

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

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, (“ADLs”), in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to cast the patient’s arm, then fabricate the MyoPro, and deliver it to the patient.  This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Canada, Europe, Chile, and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over forty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

Our technology was originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. Myomo was incorporated in 2004 and completed licensing of its technology from MIT in 2006.

On January 30, 2020, we effected a one-for-thirty reverse split of our shares of common stock.  All share and per share amounts have been restated to give effect to the reverse split.

Other historical milestones include:

•

During 2012, we introduced the MyoPro. The primary business focus shifted from developing devices that were designed for rehabilitation therapy and sold to hospitals to providing an assistive device through O&P providers to patients who are otherwise impaired for use at home, work, and in the community that facilitates ADLs.

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
•

In May 2018, we announced that the CMS has published a favorable preliminary decision regarding our application for HCPCS “L” codes. We had filed this application in December 2017 to have the CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.”

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

Recent Developments

Impact of COVID-19

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including the United States and Europe.  In response to the pandemic, we have implemented a work from home policy, with substantially all employees continuing their work outside of our offices.  While we were able to continue with certain parts of our business, such as lead generation and patient evaluations, public health and societal restrictions in place during the second quarter of 2020 adversely impacted other aspects of our business.   For example, we provide a custom-fabricated device to each patient and in-person contact is required as part of the fabrication and delivery process.  As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020.  As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected.    Similarly, the impairment in the ability for patient consultation and fittings is expected to delay for several months the launch of MyoPal, our new product for pediatric patients. While we have resumed in-person interactions with, and deliveries to, patients, incidences of the virus are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future.  In addition, entities such as the VA continue to have restrictions on seeing patients other than those affected by COVID-19.    While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future.  Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance.  We have sufficient inventory of subassemblies available, and our contract manufacturing partners have either continued to operate or have resumed operations.  While we have experienced some minor extensions of lead times in our supply chain, we believe we have sufficient inventories of all critical components.

During the second quarter, we eliminated certain positions, furloughed other employees and reduced certain expenses in response to the adverse impact of the pandemic on our business.  As of the date of this Quarterly Report on Form 10-Q, almost all furloughed employees have returned to work.  We have a growing backlog of patients authorized by insurance companies to receive a MyoPro.  In addition, we utilized our At-Market Issuance Sales Facility (“ATM facility”) during the second quarter to raise additional capital.  As a result, we believe that our existing cash is sufficient to sustain its operations for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.    However, if public health restrictions on travel and patient interaction are broadly reinstated, it is likely that we will need to raise additional capital to sustain its operations beyond the first half of 2021.

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

On February 12, 2020, we completed an underwritten public offering in which we sold 2,143,000 shares of our common stock and pre-funded warrants at a combined price of $7.00 per share (less a nominal exercise price of $0.0001 per share for the pre-funded warrants).  In addition, investors received a warrant to purchase one share of common stock at an exercise price of $7.50 per share. The offering was conducted pursuant to a registration statement on Form S-1 (Registration No. 333-235538 as amended, the “Registration Statement”), which the SEC declared effective on February 10, 2020. The gross proceeds to us were approximately $15.0 million. After deducting the underwriting discount and other offering expenses, net proceeds were approximately $13.5 million. In conjunction with this offering, the exercise price of the Roth 2017 Warrants was lowered from $42.00 per share to $0.0001 per share.

Reverse Stock Split

On January 30, 2020, we filed with the State of Delaware an amendment to our Eighth Amended and Restated Certificate of Incorporation for a one-for-thirty reverse split of our shares of common stock. All share and per share information has been restated retroactively, giving effect to the reverse stock split for all periods presented. There was no change to reported net loss in any period presented.

Term Loan and Amendment

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

On May 12, 2020, we amended our Term Loan with CVP into a convertible note ( the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”). We agreed to pay CVP a fee of $105,000 in consideration of CVP’s agreement to make the Note convertible, with the fee being added to the outstanding balance of the Note. Among other things, the Amendment provides us the ability, subject to the terms and conditions contained therein, to satisfy certain repayment obligations through the issuance of common stock rather than in cash. Pursuant to the terms of the Note, CVP will have the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to us (a “Redemption Notice”). Upon receipt of a Redemption Notice, we may, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price is 91% of the lowest daily volume weighted average price per share of our common stock on the NYSE American for the ten trading days immediately preceding such conversion. We may not make redemptions in shares of common stock and must satisfy such redemption in cash within three trading days of receipt of the redemption notice if there is an Equity Conditions Failure (as defined in the Amendment). We continue to be able to defer up to three redemptions for up to thirty days on the same terms as under the Term Loan. In addition, we may not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of our common stock outstanding on the date of such issuance. We are also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require the approval of our stockholders. While we are under no obligation to seek such stockholder approval, if we do obtain such approval, this limit will be removed. During the second quarter, there were three redemptions which we elected to repay in stock, which extinguished $800,000 of the Note.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period- to-Period Change		For the Six Months Ended June 30,		Period- to-Period Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$858,590	$880,349	$(21,759)	(2)%	$1,866,735	$1,710,415	$156,320	9%
Cost of revenue	418,862	380,093	38,769	10%	737,513	666,895	70,618	11%
Gross profit	$439,728	$500,256	$(60,528)	(12)%	$1,129,222	$1,043,520	$85,702	8%
Gross margin %	51%	57%		(6)%	60%	61%		(1)%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly.  We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenues decreased by approximately $21,800, or 2% for the three months ended June 30, 2020 as compared to the same period in 2019.   Public health and travel restrictions due to COVID-19 during the second quarter negatively impacted revenues.  Revenue for the three months ended June 30, 2020 was driven by a higher average selling price, which was partially offset by fewer revenue units.  Despite the effect of COVID-19 on the business in the second quarter, revenue for the six months ended June 30, 2020 increased by approximately $156,300, or 9% compared to the same period in 2019.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our Quality organization, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 51% and 60% for the three and six months ended June 30, 2020, respectively, and 57% and 61% for the three and six months ended June 30, 2019, respectively. The decreases in gross margin, particularly in the second quarter of 2020 were driven by cost of revenues, particularly in the second quarter of 2020, recorded for products for which revenues will be recorded in a future period, as well as increased warranty reserves. Cost of revenues for the three and six months ended June 30, 2020 include certain costs which were recorded as operating expenses in the prior year periods that we believe are now more properly classified as cost of revenues.  Therefore, comparable prior year amounts have been reclassified to conform to the current year presentation.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2020	2019	$	%	2020	2019	$	%
Research and development	$397,811	$427,573	$(29,762)	(7)%	$904,764	$873,921	$30,843	4%
Selling, general and administrative	2,890,464	2,779,027	111,437	4%	6,495,432	5,558,739	936,693	17%
Total operating expenses	$3,288,275	$3,206,600	$81,675	3%	$7,400,196	$6,432,660	$967,536	15%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis, despite the delay in the launch of our pediatric device, which we refer to as MyoPal, due to the impact of COVID-19. As discussed above, certain amounts in R&D, as well as certain selling, general and administrative expenses, recorded during the three and six months ended June 30, 2020, have been reclassified to cost of revenues to confirm to the current year presentation.

R&D expenses decreased by approximately $29,800, or 7%, and increased by approximately $30,800, or 4% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was driven primarily by lower consulting costs for product development and lower stock compensation expense, offset increased payroll and prototype expenses.  The increase during the six months ended June 30, 2020 was driven by the aforementioned factors.

Selling, general and administrative

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, clinical studies, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

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

Selling, general and administrative expenses increased by approximately $111,400, or 4% and by approximately $936,700, or 17%, during the three and six months ended June 30, 2020, as compared to the same periods in 2019. The increase during the three months ended June 30, 2020 was primarily due to higher payroll costs, particularly in support of our reimbursement efforts and higher legal fees, which was partially offset by lower travel expenses and payroll reductions in our sales and marketing functions as a result of the impact of COVID-19, as well as lower stock-based compensation expenses.  The increase during the six months ended June 30, 2020 was primarily due to increases in compensation costs, primarily in support of our sales and marketing and reimbursement efforts, higher legal expenses and higher consulting expenses, partially offset by lower stock-based compensation expenses.

Interest (income) expense and other expense, net

The following table sets forth our interest (income) expense and other expense, net for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2020	2019	$	%	2020	2019	$	%
Change in fair value of derivative liabilities	$(39,717)	$(99,449)	$59,732	(60)%	$(121,818)	$(141,420)	$19,602	(14)%
Interest (income) expense and other expense, net	88,915	(41,568)	130,483	N/M	224,124	(84,333)	308,457	N/M
Non-cash interest expense, debt discount	40,025	-	40,025	N/M	206,668	-	206,668	N/M
Loss on extinguishment of debt	348,079	-	348,079	N/M	507,281	-	507,281	N/M
Total interest (income) expense and other expense (income)	$437,302	$(141,017)	$578,319	N/M	$816,255	$(225,753)	$1,042,008	N/M

The decreases in the gains from the change in fair value of derivative liabilities during the three and six months ended June 30, 2020 were primarily due to the decrease in the fair value of the derivative liabilities for the warrants issued to our selling agents for our public offering in February 2019 and the decrease in the value of the derivative liability associated with our Note. The increases in interest expense and non-cash interest expense, debt discount are primarily due to the Term Loan (as amended into the Note) entered into in October 2019.  The loss on extinguishment of debt relates to the write- off of debt discounts due to prepaying 50% of the outstanding balance of our Term Loan concurrent with the closing our public equity offering in February 2020 and redemptions under the Note during the second quarter of 2020, which are similarly accounted for as extinguishments, with corresponding write-offs of debt discounts.

Income tax expense

Income tax expense recorded during the three and six months ended June 30, 2020 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock- based compensation and the impact of the fair value revaluation of our derivative liabilities and other unusual items.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net loss	$(3,286,934)	$(2,565,327)	$(7,088,927)	$(5,163,387)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	88,915	(41,568)	224,124	(84,333)
Non-cash interest expense, debt discount	40,025	—	206,668	—
Loss on extinguishment of debt	348,079	—	507,281	—
Depreciation expense	26,633	23,449	53,021	45,076
Stock-based compensation	106,281	197,028	229,490	593,353
Change in fair value of derivative liabilities	(39,717)	(99,449)	(121,818)	(141,420)
Income tax expense	1,085	—	1,698	—
Adjusted EBITDA	$(2,715,633)	$(2,485,867)	$(5,988,463)	$(4,750,711)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$10,733,419	$4,465,455
Working capital	$9,954,970	$2,265,952

We had working capital and stockholders’ equity of approximately $10.0 million and $10.1 million, respectively, at June 30, 2020. We used approximately $6.1 million in cash for operating activities during the six months ended June 30, 2020. We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million. The purpose of this offering was to provide sufficient capital to allow us to execute on our strategy to achieve cash flow breakeven.  This funding, in addition to funding of $0.7 million received under our ATM facility during the second quarter of 2020 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance companies which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as soon as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which if not achieved, could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.    If public health restrictions on travel and patient interaction are broadly reinstated in the third quarter of 2020 due to the recent increase in COVID-19 infections in the U.S., that will have an adverse effect on our business and it is likely that we will need to raise additional capital to sustain our operations beyond the first half of 2021. We believe that we have access to capital resources through possible public or private equity offerings, including usage of our ATM facility with  B. Riley FBR, Inc, or B. Riley FBR, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. During the three months ended June 30, 2020, we sold 179,828 shares of common stock under the ATM facility, at a weighted average sales price of approximately $3.87 per share, generating net proceeds after sales commissions of approximately $674,600. We may offer and sell shares from time to time under the ATM facility up to $15.0 million in the aggregate. Subsequent to June 30, 2020, and through the date of this Quarterly Report on Form 10-Q, we issued 318,761 shares of common stock under our ATM facility at a weighted average price of approximately $3.90 per share, generating net proceeds of approximately $1,205,500. We have remaining capacity under our ATM facility of approximately $13.1 million. However, due to our public float, the amount of securities we may sell from time to time under the registration statement which registered the ATM facility is subject to the limitations imposed by General Instruction I.B.6 of Form S-3. Further, additional debt financing requires the consent of CVP and may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

On May 12, 2020 (the “Issuance Date”), we entered an amendment to our Term Loan with CVP to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of our repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”) in which we, at our option, may pay monthly redemptions in either cash or shares of common stock.  If we elect to repay CVP in common stock, we must do so within three trading days of receipt of a redemption notice.  If we make a redemption payment to CVP in shares of common stock, the number of shares issued is based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days. The maximum amount that CVP can redeem in any month is $400,000 for the first three redemptions and $300,000 thereafter until the Note is repaid in full.  In order for us to repay the Note in shares of common stock, certain conditions must be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default has occurred, and (iv) aggregate shares of common stock issued to CVP must not exceed 19.99% of our outstanding common stock on the Issuance Date without prior shareholder approval.  If we are not able to make a redemption payment in shares of common stock due to not meeting any of these conditions, we must make the redemption payment in cash within three trading days of the date of the redemption notice.  If we elect to make the redemption payment in cash, payment must be made within seven trading days. The Note also includes a restriction that prevents CVP from owning more than 9.99% of our common stock at any one time.  In addition, the amendment includes a restructuring fee of $105,000, which was added to the outstanding balance of the Note on the Issuance Date. During the three months ended June 30, 2020, we issued 224,414 shares of common stock to CVP to repay $800,000 under the Note, by issuing freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(6,110,798)	$(5,407,421)
Net cash used in investing activities	(7,878)	(34,903)
Net cash provided by financing activities	12,386,663	5,570,401
Net (decrease) increase in cash, cash equivalents and restricted cash before foreign exchange effect	$6,267,987	$128,077

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2020 was primarily used to fund a net loss of approximately $7,088,900, adjusted for non-cash expenses in the aggregate amount of approximately $1,060,700, and by approximately $82,600 of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable and inventory.

The net cash used in operating activities for the six months ended June 30, 2019 was primarily used to fund a net loss of approximately $5,163,400, adjusted for non-cash expenses in the aggregate amount of approximately $512,100, and by approximately $756,100 of cash used by changes in the levels of operating assets and liabilities, primarily related to increases in inventories, prepaid expenses and other current assets and other assets, as well as a decrease in accounts payable and accrued expenses.

Investing Activities. During the six months ended June 30, 2020 and 2019, our cash used in investing activities was for the purchase of equipment.

Financing Activities. During the six months ended June 30, 2020, cash provided by financing activities of approximately $12,386,700 was primarily due to approximately $13,504,800 of net proceeds received from our underwritten public offering in February 2020, approximately $674,600 of net proceeds received from sales of common stock under our ATM facility during the second quarter of 2020 and approximately $161,300 received from the exercise of warrants, partially offset by a payment of 50% of the outstanding balance of our term loan of approximately $1,703,600 and payment of a prepayment penalty on our Term Loan of approximately $255,500.  Cash provided by financing activities for the six months ended June 30, 2019 of approximately $5,570,000 was due primarily from net proceeds received from our public equity offering in February 2019 of approximately $5,648,900.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three and six months ended June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of the material weakness in internal control over financial reporting discussed below.

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

We did not maintain effective controls over accounting for warrants and as a result, did not record a deemed dividend on the repricing of certain warrants on a timely basis.  At the time of issuance, the Company sought and received technical accounting guidance on the accounting treatment for repricing a warrant that was classified as a component of equity. However, due to personnel changes, the existence of the guidance was not known to new finance personnel when these warrants were repriced in February 2019.  This error resulted in the revision of our unaudited condensed financial statements for each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 and the audited financial statements for the year ended December 31, 2019. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

We are in the process of implementing our detailed plan for remediation of the material weakness, including:

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

Changes in Internal Control over Financial Reporting

As a result of COVID-19, most of our employees are working remotely.  Despite working remotely, we continue to maintain our internal control environment.  Excluding the material weakness described above, which we are in the process of remediating, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings material to our business or financial condition pending, and to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused a several month delay in our launch of MyoPal, our product for pediatric patients. While we have resumed in-person interactions with, and deliveries to, patients, incidences of the virus are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future.  In addition, entities such as the Veterans Administration (“VA”) continue to have restrictions on seeing patients other than those affected by COVID-19. In addition, we may also experience difficulties in seeking and obtaining reimbursement for our devices from third party and government payers. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients when public health restrictions are eased, there can be no assurance that we will be able to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

In response to COVID-19, we have implemented a work from home policy, with substantially all of our employees continuing their work outside of our offices. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators and manufacturing sites. We also eliminated certain positions, furloughed other employees, and reduced certain expenses in response to the adverse impact of the pandemic on our business. As of the date of this Quarterly Report on Form 10-Q, almost all furloughed employees have returned to work.

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

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2019, fewer than 15 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

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

Since inception through June 30, 2020, we have shipped more than 1,000 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped nearly 700 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the six months ended June 30, 2020, we incurred a net loss of approximately $7.1 million. For the year ended December 31, 2019, we incurred a net loss of approximately $10.7 million.  At June 30, 2020 we had an accumulated deficit of approximately $63.2 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at June 30, 2020 was approximately $10.7 million, which includes net proceeds from a public offering of our common stock completed in February 2020 of approximately $13.5 million and amounts raised under our At-Market Issuance Sales Facility (“ATM facility”) of approximately $1.9 million as of the date of this Quarterly Report on Form 10-Q.  Subsequent to the closing of our public equity offering, we paid approximately $2.0 million to CVP, comprising 50% of the outstanding balance of the Term Loan and a prepayment fee.  There can be no assurance that our existing cash plus the cash raised in the offering and cash raised under our ATM will be sufficient to achieve cash flow breakeven.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $10.7 million at June 30, 2020.  We successfully completed a public equity offering in February 2020 raising net proceeds of approximately $13.5 million, and have raised approximately $1.9 million under our ATM as of the date of this Quarterly Report on Form 10-Q.  While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds plus our existing cash will be sufficient to meet our future capital requirements.  If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our Term Loan, which we subsequently amended into a convertible note, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

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

As required under the Term Loan, we paid approximately $2.0 million to CVP after the close of our public equity offering, representing 50% of the outstanding balance of the Term Loan plus a prepayment fee.  On May 12, 2020, we and CVP entered into an Amendment (the “Amendment”) to the Term Loan (as amended, the “Note”). As of May 12, 2020, an aggregate of $1,850,701 of the Borrowings remained outstanding, including a $105,000 restructuring fee applied in conjunction with the Amendment.  Among other things, the Amendment provided us the ability, subject to the terms and conditions contained therein, to satisfy certain repayment obligations through the issuance of Common Stock rather than in cash. Pursuant to the terms of the Note, CVP has the right to redeem up to $400,000 of the borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to us (a “Redemption Notice”). Upon receipt of a Redemption Notice, we may, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of Common Stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price is 91% of the lowest daily volume weighted average price per share of our common stock on the NYSE American for the ten trading days immediately preceding such conversion. We may not make redemptions in shares of common stock and must satisfy such redemption in cash within three trading days of receipt of the redemption notice if there is an Equity Conditions Failure (as defined in the Amendment). We continue to be able to defer up to three redemptions for up to thirty days under the terms described above. In addition, we may not issue shares of Common Stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of our common stock outstanding on the date of such issuance. We are also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require our stockholders’ approval. While we are under no obligation to seek such stockholder approval, if we do obtain such approval, this limit will be removed.

Further, we may be required to repay the outstanding indebtedness under the Note if an event of default occurs. Events of default include (i) the failure to repay the Note at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction, and (v) conditions of insolvency, receivership and bankruptcy filings. Upon the occurrence of an event of default, the outstanding balance shall immediately increase to up to 125% of the outstanding balance. As described in the Note, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, CVP may declare the outstanding balance immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default, interest on the Note will accrue at a rate per annum of 18%, or such lesser rate as permitted under applicable law. If prohibited from repaying the Note in shares of common stock, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time such payments are due, including an event of default. If our available cash and capital resources are insufficient to allow us to make required payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

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

Our products are regulated as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See “Business — Government Regulation” in our Annual Report on Form 10-K.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of June 30, 2020, we had 2,482,235 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $7.85 per share, and 20,610 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $63.40 per share. In addition, we have 459 shares of unvested restricted stock outstanding and 37,295 restricted stock units outstanding.

We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which 43,527 warrants remain outstanding as of June 30, 2020. These common stock warrants that we issued in our December 2017 public offering had an exercise price of $42.00 per share and such exercise price was adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants, and the exercise price of these warrants has been adjusted as a result of prior equity offerings. The exercise price of these warrants has been repriced to $0.0001 per share, as a result of our February 2020 underwritten public offering.  The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

In addition, on May 12, 2020, we entered into an amendment to our Term Loan with CVP. The amendment provides the ability for us to satisfy certain repayment obligations through the issuance of common stock rather than in cash. CVP has the right to redeem up to $400,000 per calendar month for the first three redemptions and $300,000 per calendar month thereafter until the note is repaid in full by submitting a Redemption Notice to us. Upon receipt of a Redemption Notice, we may, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price will be 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. We issued 224,414 shares to CVP to repay $800,000 under the Note during the three months ended June 30, 2020.  The issuance of additional shares as a result of such conversions could adversely affect the price of our common stock.

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

Our executive officers, directors, principal stockholders and their affiliates beneficially own approximately 7% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to June 30, 2020, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $696.00 per share.

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

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. In addition, the Note with CVP prohibits the payment of dividends. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

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

Future issuances of our common stock or securities convertible into our common stock could cause the market price of our common stock to decline. In addition, on February 7, 2019 we filed the ATM Prospectus to suspend the offering of our common stock under our ATM with B. Riley FBR relating to the offering of up to $15.0 million in shares of our common stock and to reduce the amount of potential offers and sales under the ATM to $0.00.  As of June 30, 2020, we sold 179,828 shares of common stock under the ATM and may from time to time offer and sell shares under the ATM of up to $15.0 million in the aggregate.  Further issuances under the ATM could adversely impact the market price of our common stock.  We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, could adversely affect the market price of our common stock.

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

(a) Recent Sales of Unregistered Securities

In May through July, 2020, through a series of partial redemptions pursuant to the terms of the Term Loan with Chicago Venture Partners, L.P., as amended (the “CVP Note”), we issued 345,080 shares of common stock to redeem $1,200,000 of the CVP Note, including accrued and unpaid interest thereon.

(b) Use of Proceeds from Registered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which is incorporated by reference.

Exhibits Index

Exhibit No.	Exhibit Description

10.1

Amendment to Secured Promissory Note from the Company to Iliad Research and Trading, L.P. dated May 12, 2020 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on May 14, 2020).

10.2

Myomo, Inc. 2018 Stock Option and Incentive Plan and form of award agreements (incorporated by reference to Appendix A contained in the Registrant’s Definitive Proxy Statement filed on April 26, 2018).

10.3	Amendment No. 1 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit A contained in the Registrant’s Definitive Proxy Statement filed on April 28, 2020).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

*	Filed herewith.
+

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date August 10, 2020

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)