Form 10-Q
period 2020-09-30
MYOMO, INC.
filed 2020-11-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At November 3, 2020, the registrant has 4,581,788  shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

•	We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance.

•	We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

•	We depend on a single third party to manufacture the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

•	We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

•

We utilize distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

•	The market for myoelectric braces is new and the rate of adoption is uncertain, and important assumptions about the potential market for our products may be inaccurate.

•	Defects in our products or the software that drives them could adversely affect the results of our operations.

•

We are subject to extensive governmental regulations relating to the design, development, manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

•	We depend on certain patents that are licensed to us. We do not control these patents and any loss of our rights to them could prevent us from manufacturing our products.

•	Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

•	The market price of our common stock has been and may continue to be volatile.

•	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•

the direct and indirect impact of the novel coronavirus, or COVID-19, on our business and operations, including fabrication and delivery, sales, patient consultations, supply chain, manufacturing, insurance reimbursements and employees;

•

our ability to continue normal operations and interactions with patients during the COVID-19 pandemic in order to cast, deliver and fit our custom-fabricated device, which if curtailed, would impact our ability to generate revenues;

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,317,581	$4,465,455
Accounts receivable, net	308,523	424,287
Inventories, net	759,803	439,533
Prepaid expenses and other	790,290	820,206
Total Current Assets	15,176,197	6,149,481
Restricted cash	75,000	75,000
Deferred offering costs	—	219,240
Equipment, net	105,589	154,972
Total Assets	$15,356,786	$6,598,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible note payable, net of discount of $553 and $676,703 at September 30, 2020 and December 31, 2019, respectively	$78,045	$1,763,887
Accounts payable and accrued expenses	2,122,140	1,738,490
Derivative liabilities	—	378,239
Deferred revenue	6,684	2,913
Total Current Liabilities	2,206,869	3,883,529
Long-term debt, net of discount of $36,169 at December 31, 2019	—	888,961
Other long-term liabilities	165,889	—
Deferred revenue	1,495	1,495
Total Liabilities	2,374,253	4,773,985
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock par value $0.0001 per share, 100,000,000 shares authorized; 4,561,469 and 574,524 shares issued as of September 30, 2020 and December 31, 2019, respectively; and 4,561,442 and 574,497 shares outstanding at September 30, 2020 and December 31, 2019, respectively	456	57
Additional paid-in capital	78,980,021	57,957,097
Accumulated deficit	(65,991,480)	(56,125,982)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	12,982,533	1,824,708
Total Liabilities and Stockholders’ Equity	$15,356,786	$6,598,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$1,926,660	$606,619	$3,793,395	$2,317,034
Cost of revenue	855,338	329,227	1,592,851	996,121
Gross margin	1,071,322	277,392	2,200,544	1,320,913
Operating expenses:
Research and development	345,666	433,065	1,250,430	1,306,986
Selling, general and administrative	3,270,757	2,669,375	9,766,189	8,228,114
	3,616,423	3,102,440	11,016,619	9,535,100

Loss from operations	(2,545,101)	(2,825,048)	(8,816,075)	(8,214,187)

Other expense (income)
Change in fair value of derivative liabilities	(888)	(14,536)	(122,706)	(155,955)
Interest income and other expense, net	29,915	(22,394)	254,039	(106,727)
Non-cash interest expense, debt discount	12,135	—	218,803	—
Loss on extinguishment of debt	189,155	—	696,436	—
	230,317	(36,930)	1,046,572	(262,682)
Loss before income taxes	(2,775,418)	(2,788,118)	(9,862,647)	(7,951,505)
Income tax expense	1,153	—	2,851	—
Net loss	$(2,776,571)	$(2,788,118)	$(9,865,498)	$(7,951,505)

Deemed dividend on repricing of warrants	—	—	(670,632)	(797,637)

Net loss attributable to common stockholders	$(2,776,571)	$(2,788,118)	$(10,536,130)	$(8,749,142)

Weighted average number of common shares outstanding:
Basic and diluted	3,940,113	571,957	2,901,398	547,091
Net loss per share attributable to common stockholders
Basic and diluted	$(0.70)	$(4.87)	$(3.63)	$(15.99)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Three and Nine Month Period Ended September 30, 2020
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2020	574,524	$57	$57,957,097	$(56,125,982)	27	$(6,464)	$1,824,708
Proceeds of public offering, net offering costs of $1,499,370 in current period and $29,277 in prior period	1,660,000	166	13,475,369	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	48
Exercise of warrants	96,169	10	161,240	—	—	—	161,250
Exercise of stock options	61	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	1,033	—	—	—	—	—	—
Restricted stock vested	16	—	—	—	—	—	—
Adjustment due to reverse stock split	(69)	—	—	—	—	—	—
Stock-based compensation	—	—	123,209	—	—	—	123,209
Net loss	—	—	—	(3,801,993)	—	—	(3,801,993)
Balance, March 31, 2020	2,814,734	281	71,716,915	(59,927,975)	27	(6,464)	11,782,757
Proceeds from issuances under at-market sales facility, net of offering costs of $131,976 in prior period	179,828	18	542,568		—	—	542,586
Issuances of common stock to repay debt	224,414	23	910,397	—	—	—	910,420
Exercise of warrants	500	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units, net of 489 shares withheld for taxes	4,237	—	(1,855)	—	—	—	(1,855)
Restricted stock vested	101	—	—	—	—	—	—
Exercise of stock options	62	—	3	—	—	—	3
Stock-based compensation	—	—	106,281	—	—	—	106,281
Net loss	—	—	—	(3,286,934)	—	—	(3,286,934)
Balance, June 30, 2020	3,223,876	322	73,274,309	(63,214,909)	27	(6,464)	10,053,258
Proceeds from issuances under at-market sales facility	1,001,268	102	4,374,887		—	—	4,374,989
Issuances of common stock to repay debt	300,105	30	1,149,123	—	—	—	1,149,153
Exercise of warrants	22,166	1	—	—	—	—	1
Common stock issued upon vesting of restricted stock units	13,675	1	—	—	—	—	1
Restricted stock vested	379	—	—	—	—	—	—
Stock-based compensation	—	—	181,702	—	—	—	181,702
Net loss	—	—	—	(2,776,571)	—	—	(2,776,571)
Balance, September 30, 2020	4,561,469	$456	$78,980,021	$(65,991,480)	27	$(6,464)	$12,982,533

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)(continued)

	Three and Nine Month Period Ended September 30, 2019
	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	deficit	Shares	Amount	equity
Balance, January 1, 2019	415,006	$41	$51,721,834	$(45,289,526)	27	$(6,464)	$6,425,885
Cumulative impact of ASC 606	—	—	—	(123,447)	—	—	(123,447)
Proceeds of public offering, net offering costs of $710,572	151,417	15	5,603,814	—	—	—	5,603,829
Common stock issued upon vesting of restricted stock units, net of 1,515 shares withheld for employee taxes	3,166	—	(72,115)	—	—	—	(72,115)
Restricted stock vested	347	—	1	—	—	—	1
Warrants issued as offering costs and recorded as a derivative liability	—	—	(196,236)	—	—	—	(196,236)
Stock-based compensation	—	—	396,325	—	—	—	396,325
Net loss	—	—	—	(2,598,060)	—	—	(2,598,060)
Balance, March 31, 2019	569,936	56	57,453,623	(48,011,033)	27	(6,464)	9,436,182
Exercise of stock options	295	—	15	—	—	—	15
Common stock issued upon vesting of restricted stock units, net of 234 shares withheld for employee taxes	744	1	(6,357)	—	—	—	(6,356)
Restricted stock vested	345	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	197,028	—	—	—	197,028
Net loss	—	—	—	(2,565,327)	—	—	(2,565,327)
Balance, June 30, 2019	571,320	57	57,644,237	(50,576,360)	27	(6,464)	7,061,470
Exercise of stock options	36	—	1	—	—	—	1
Common stock issued upon vesting of restricted stock units, net of 100 shares withheld for employee taxes	1,395	—	(1,779)	—	—	—	(1,779)
Restricted stock vested	238	—	—	—	—	—	—
Stock-based compensation	—	—	146,951	—	—	—	146,951
Net loss	—	—	—	(2,788,118)	—	—	(2,788,118)
Balance, September 30, 2019	572,989	$57	$57,789,410	$(53,364,478)	27	$(6,464)	$4,418,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,865,498)	$(7,951,505)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	79,729	70,678
Stock-based compensation	411,192	740,304
Bad debt expense	29,839	—
Non-cash interest expense, debt discount	218,803	—
Amortization of original issue discount	161,869	—
Loss on extinguishment of debt	696,436	—
Change in fair value of derivative liabilities	(122,706)	(155,955)
Loss on disposal of asset	177	2,481
Other non-cash charges	(2,326)	14,634
Changes in operating assets and liabilities:
Accounts receivable	85,925	248,252
Inventories	(324,234)	(302,608)
Prepaid expenses and other current assets	30,020	(130,268)
Other assets	57,987	(2,000)
Accounts payable and accrued expenses	494,311	(191,120)
Deferred revenue	3,771	2,447
Other liabilities	165,889	(43,042)
Net cash used in operating activities	(7,878,816)	(7,697,702)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(30,294)	(38,261)
Net cash used in investing activities	(30,294)	(38,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(1,703,552)	—
Payment of prepayment penalty on debt	(255,533)	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(1,855)	(80,321)
Proceeds from exercise of stock options	3	16
Proceeds from exercise of warrants	161,299	—
Proceeds from issuance under at-market sales facility, net of offering costs	5,049,551	—
Proceeds from public offering, net of offering costs	13,504,812	5,603,829
Proceeds from payment of grants	6,928	—
Net cash provided by financing activities	16,761,653	5,523,524

Effect of foreign exchange rate changes on cash	(417)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	8,852,126	(2,212,439)

Cash, cash equivalents and restricted cash, beginning of period	4,540,455	6,615,794

Cash, cash equivalents and restricted cash, end of period	$13,392,581	$4,403,355

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$2,743	$17,715
Sales demo equipment transferred to rental inventory	$2,514	$—
Issuance of warrants recorded as a derivative liability	$—	$196,236
Deferred issuance costs to additional paid-in capital paid in prior period	$161,253	$—
Issuance of common stock for debt	$2,059,573	$—

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

Liquidity and Impact of COVID-19

The Company incurred net losses of approximately $9.9 million and $8.0 million during the nine months ended September 30, 2020 and 2019, respectively, and has an accumulated deficit of approximately $66.0 million and $56.1 million at September 30, 2020 and December 31, 2019, respectively. Cash used in operating activities was approximately $7.9 million and $7.7 million for the nine months ended September 30, 2020 and 2019, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including the United States and Europe.  In response to the pandemic, the Company has implemented a work from home policy, with many employees continuing their work outside of the Company’s offices.  While the Company was able to continue with certain parts of its business, such as lead generation and patient evaluations, public health and societal restrictions in place during the second quarter of 2020 adversely impacted other aspects of the Company’s business.   For example, the Company provides a custom-fabricated device to each patient and in-person contact is required as part of the fabrication and delivery process.  As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020.  As a result of these restrictions, the Company’s ability to deliver its products to patients and to generate revenues was negatively affected.    Similarly, the impairment in the ability for patient consultation and fittings is expected to delay the launch of MyoPal, its new product for pediatric patients, for an extended period of time. While the Company continued in-person interactions with, and deliveries to, patients during the third quarter of 2020, incidences of the virus are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future.  While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, the Company can provide no assurance that will continue in the future.  Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance.  The Company has sufficient inventory of subassemblies available, and its contract manufacturing partners have either continued to operate or have resumed operations.  While the Company has experienced some minor extensions of lead times in its supply chain, the Company believes it has sufficient inventories of all critical components.

During the second quarter of 2020, the Company eliminated certain positions, furloughed other employees and reduced certain expenses in response to the adverse impact of the pandemic on its business.  Almost all furloughed employees returned to work during the third quarter of 2020.  The Company has a growing backlog of patients authorized by insurance companies to receive a MyoPro.  In addition, the Company utilized its At-Market Sales Facility (“ATM facility”) during the third quarter to raise additional capital (see Note 6).  The remaining capacity under the Company’s shelf registration statement on Form S-3 totals approximately $9.8 million. However, due to the Company’s public float, the amount of securities the Company may sell from time to time under such registration statement is subject to the limitations imposed by General Instruction I.B.6 of Form S-3. As a result, the Company believes that its existing cash is sufficient to sustain its operations for a period of twelve months from the filing date of this Quarterly Report on Form 10-Q.    However, if public health restrictions on travel and patient interaction are broadly reinstated, the Company may need to raise additional capital to sustain its operations during the second half of 2021.

The Company’s operating plans are primarily focused on growing the number of MyoPro units provided to patients, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products, executing on its plans to complete development of its pediatric product when public health conditions allow and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their administrative contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, including usage of its ATM facility, exercises of outstanding warrants, additional debt financings, or other means.  Additional debt financing may require the Company to pledge other assets not currently pledged and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2020, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2019 and 2018 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2020 and December 31, 2019.

Restricted cash consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$13,317,581	$4,465,455
Restricted cash	75,000	75,000
Total cash, cash equivalents, and restricted cash	$13,392,581	$4,540,455

Accounts Payable and Other Accrued Expenses:

	September 30, 2020	December 31, 2019
Trade payables	$331,876	$450,101
Accrued compensation and benefits	1,251,351	889,583
Accrued professional services	119,058	142,804
Warranty reserve	154,722	81,981
Other	265,133	174,021
	$2,122,140	$1,738,490

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

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin.  During the three months ended September 30, 2020 and 2019, the Company recognized revenue of approximately $809,700 and $164,300, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized revenue of approximately $89,500 and $25,900, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

The Company receives federally-funded grants that require it to perform research activities as specified in each respective grant. The Company is paid based on the fees stipulated in the respective grants which approximate the projected costs to be incurred by the Company to perform such activities. As a result of the adoption of ASC 606 on January 1, 2019, the Company’s grant proceeds are not deemed to be received from customers as defined under ASC 606 and are now reported as an offset to research and development expenses.  Any amounts allowed for recovery of overhead are recorded as other income in the statements of operations. Such proceeds were immaterial to the financial statements during the three and nine months ended September 30, 2020 and 2019, respectively.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had an immaterial amount of deferred revenue as of September 30, 2020.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Clinical/Medical providers	$612,207	$405,914	$1,433,276	$1,837,667
Direct to patient	1,314,453	200,705	2,360,119	479,367
Total revenue from contracts with customer	$1,926,660	$606,619	$3,793,395	$2,317,034

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the U.S. dollar.  Net foreign currency gains and losses during the three and nine months ended September 30, 2020 were immaterial and included in interest (income) expense and other expense, net in the condensed consolidated statements of operations.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2020 and 2019, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	September 30,
	2020	2019
Stock options	19,387	22,293
Restricted stock units	271,984	12,844
Restricted stock	122	342
Stock warrants	2,460,069	181,176
Total	2,751,562	216,655

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  As an emerging growth company, the Company adopted ASU 2016-02 on January 1, 2020.  The Company’s only leases at that time were facilities leases for terms of less than one year.  Consequently, the Company continues to account for these leases as operating leases and record rent expense in the Statements of Operations.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The ASU also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently assessing the potential impacts this ASU may have on our consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed in Note 11 herein, there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	September 30, 2020	December 31, 2019
Finished goods	$88,718	$46,854
Work in process	41,000	—
Rental units	62,531	23,418
Parts and subassemblies	579,866	372,996
	772,115	443,268
Less: reserve for rental units	(12,312)	(3,735)
Inventories, net	$759,803	$439,533

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at September 30, 2020 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,818,930	$—	$—	$12,818,930
Derivative liabilities	$—	$—	$—	$—

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three and nine months ended September 30, 2020 and 2019:

	Warrants	Debt Derivative	Total
Balance – January 1, 2020	$7,268	$370,971	$378,239
Payment against derivative liability	—	(255,533)	(255,533)
Change in fair value of derivative liabilities	(6,420)	(75,681)	(82,101)
Balance – March 30, 2020	848	39,757	40,605
Change in fair value of derivative liabilities	(848)	(38,869)	(39,717)
Balance – June 30, 2020	—	888	888
Change in fair value of derivative liabilities	—	(888)	(888)
Balance – September 30, 2020	$-	$-	$-

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

Note 5 - Debt

On October 22, 2019, the Company entered into a term loan (the “Term Loan”) with Chicago Venture Partners (“CVP”). Under the Term Loan, the Company received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount, the Company will repay CVP $3.3 million. The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 begin six months from the inception date, with the actual amount to be determined by CVP. CVP has granted the Company an option to defer up to three redemption payments. If the Company elects to defer any payments, it will pay CVP a fee that is the greater of $35,000, or 1%, 1.25% and 1.5% of the outstanding balance for each deferral, respectively, which shall be added to the outstanding balance. The Term Loan is secured by all of the Company’s assets, except for its intellectual property. The Company has agreed to not pledge its intellectual property assets to any other party for so long as the Term Loan is outstanding. Subject to the terms and conditions set forth in the Term Loan, the Company may prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid. For so long as the Term Loan remains outstanding, the Company has agreed to prepay CVP 50% of the outstanding balance of the Term Loan from the net proceeds it receives from the sale of its common stock or other equity (excluding sales of common stock under the at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments will be applied towards and reduce the outstanding balance of the Term Loan.  The Term Loan also contains penalty provisions in an event of default. Events of default are categorized between minor events and major events, with penalties of 5% and 15% of the outstanding balance, respectively for each occurrence. Penalties can be incurred for up to three separate events of default, but are capped at 25% of the outstanding balance immediately prior to the first occurrence of an event of default. Events of default include (i) the failure to repay the Term Loan at maturity; (ii) the failure to make monthly redemption payments; (iii) the failure to make timely filings to the SEC; (iv) the failure to obtain CVP’s prior consent to enter into a fundamental transaction; and (v) conditions of insolvency, receivership and bankruptcy filings. After the occurrence of an event of default, interest on the Term Loan will accrue at a rate of 18% per annum, or such lesser rate as permitted under applicable law. As described in the Term Loan, upon the occurrence of certain events of default, the outstanding balance will become automatically due and payable, and upon the occurrence of other events of default, CVP may declare the outstanding balance immediately due and payable at such time or at any time thereafter. The Term Loan includes provisions for technical covenants, but no financial covenants, and CVP has the right to consent to any additional debt financing arrangements, including convertible debt financings.

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

On May 12, 2020, the Company amended the Term Loan (the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations at the Company’s option (as amended, the convertible instrument is referred to herein as the “Note”). The Company concluded that the Note should be accounted for as a modification as a result of not meeting the criteria in the two-step approach defined in ASC 470-20 and the determination that conversion option is non-substantive, as it is at the Company’s option. Pursuant to the terms of the Note, CVP has the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to the Company (a “Redemption Notice”). Upon receipt of a Redemption Notice, the Company may, at its election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of Company’s receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of Company’s receipt of such Redemption Notice. CVP’s per share conversion price is 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. The Company may not make redemptions in shares of common stock and must satisfy such redemption in cash within three trading days of receipt of the redemption notice if there is an Equity Conditions Failure (as defined in the Amendment). The Company retains the ability to defer up to three redemptions for up to thirty days as discussed above. In addition, the Company may not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of the Company’s common stock outstanding on the date of such issuance. The Company is also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require stockholder approval of the Company. While the Company is under no obligation to seek such stockholder approval, if the Company does obtain such approval, this limit will be removed.

The Company also agreed to pay to CVP a fee of $105,000 in consideration of the CVP’s agreement to make the Note convertible, which fee has been added onto the outstanding balance of the Note.  During the three and nine months ended September 30, 2020, there were monthly redemptions which the Company elected to pay through the issuance of 300,105 and 544,519 shares of common stock, which extinguished $1,000,000 and $1,800,000 of the Note, respectively.

As of September 30, 2020, the outstanding balance of the Note, including accrued interest, but excluding the unamortized debt discount was approximately $78,600.  The entire amount is classified as a current liability as of September 30, 2020.

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

In connection with the prepayment to CVP in February 2020 of 50% of the outstanding balance of the Note, half of the unamortized portion of the debt discounts was written off and charged to loss on extinguishment of debt.  Redemptions under the Note are being accounted for as partial extinguishments.  During the three and nine months ended September 30, 2020, the Company recorded loss on extinguishment of debt of approximately $189,200 and $696,400, respectively.

Interest expense under the Note, including amortization of the debt discount was approximately $41,200 and $491,900 for the three and nine months ended September 30,2020, respectively, of which approximately $12,100 and $218,800 was non-cash interest expense, respectively.

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

The Investor Warrants and Underwriter Warrants are being accounted for as equity. None of the aforementioned warrants were exercised during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, 21,500 Investor Warrants were exercised, generating proceeds of approximately $161,200.

During the three months ended September 30, 2020, the Company sold 1,001,268 shares to purchasers under its ATM facility at a weighted average sale price of approximately $4.50 per share, generating net proceeds after sales commissions of approximately $4,375,000.  During the nine months ended September 30, 2020, the Company sold 1,181,096 shares at a weighted average price of approximately $4.41 per share, generating net proceeds after sales commissions of approximately $5,049,600

During the three and nine months ended September 30, 2020, 379 and 496 shares of restricted stock vested and 13,675 and 19,434 restricted stock units vested.

Note 7 — Warrants

On February 8, 2019, the Company issued a warrant for the purchase of 12,113 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $52.50 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked-to-market at each reporting period The Company computed the fair value of the derivative liability using the Black-Scholes Option Valuation Model. The Company determined that the Binomial Lattice Model was not materially different to the Black Scholes Option Valuation Model. As of September 30, 2020, the derivative liability was fully written off.

Assumptions utilized in the valuation of the February 2019 Warrant as of September 30, 2019 were as follows:

Risk-free interest rate	1.56%
Expected life	3.36 years
Expected volatility of underlying stock	64.01%
Expected dividend yield	—

The Company issued 160,041 warrants to purchase shares of its common stock in its December 2017 public offering (the “Roth 2017 Warrants”), of which 118,696 warrants were outstanding immediately prior to the closing of the Company’s 2020 Offering and 21,361 warrants remain outstanding as of September 30, 2020. These common stock warrants that were issued in the Company’s December 2017 public offering had an original exercise price of $88.50 per share with such exercise price adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the transaction. The Roth 2017 Warrants also have anti-dilution protection in the event that the Company issues equity securities in the future below the then-exercise price of such warrants.  Though the Roth 2017 Warrants contain a price reset provision in the event of a dilutive issuance of the Company’s securities, because the Roth 2017 Warrants can only be settled in shares of common stock, they were recorded as a component of stockholders’ equity at issuance. As a result of the Company’s February 2019 Offering, the exercise price of the Roth 2017 Warrants was reset to $42.00 per share, and as a result of the Company’s February 2020 Offering, the exercise price of these warrants was further repriced to $0.0001 per share. Since the exercise price of the Roth 2017 Warrants is the par value of the Company’s stock, these warrants have been included in weighted average shares outstanding as of the closing of the 2020 Offering.

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

Because the Company has an accumulated deficit, the dividends were recorded as a component of additional paid-in capital and a deduction from net loss to determine net loss attributable to common stockholders in the statements of operations for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and nine months ended September 30, 2020 and 2019.

There were no stock options granted during the three and nine months ended September 30, 2020.  The assumptions underlying the calculation of grant date fair value per share for the three and nine months ended September 30, 2019 are as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019
Number of options granted	150	6,033
Weighted-average expected volatility	63.45%	62.56%
Weighted-average risk-free interest rate	1.90%	2.16%
Weighted-average expected option term (in years)	6.25	6.46
Weighted-average dividend yield	—%	—%
Weighted-average fair value per share of grants	$13.80	$19.20

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

As of September 30, 2020, there were 111,806  shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  On January 1, 2020, the number of shares reserved and available for issuance under the 2018 Plan increased by 22,980 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of goods sold	$10,994	$4,449	$21,246	$13,058
Research and development	26,749	24,651	52,424	81,492
Selling, general and administrative	143,959	117,851	337,522	645,754
Total	$181,702	$146,951	$411,192	$740,304

As of September 30, 2020, there was approximately $132,200 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.12 years.

As of September 30, 2020, there was approximately $7,300 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 0.85 years.

As of September 30, 2020, there was approximately $996,900 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.37 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During both the three and nine months ended September 30, 2020, approximately $109,300 and $176,200 of revenues were recognized from this related party, respectively.   For the nine months ended September 30, 2019, revenue recognized on sales to this related party amounted to approximately $26,000  There was approximately $19,000 due from this related party at September 30, 2020 and approximately $25,900 due at December 31, 2019.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $83,600  and $95,000 during the three months ended September 30, 2020 and 2019, respectively, and $355,200 and $338,200 during the nine months ended September 30, 2020 and 2019, respectively. Included in accounts payable and accrued expenses at September 30, 2020 and December 31, 2019 is approximately $38,400 and $47,800, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Leases

As of September 30, 2020, we have entered into a lease in Fort Worth, TX. that has not yet commenced with future lease payments of $0.3 million, that are not yet recorded on our Consolidated Balance Sheets. This lease will commence in Q4 2020 with a non-cancelable lease term of approximately five years.

Major Customers

At September 30, 2020, four customers accounted for approximately 17%, 11% 10% and 10% of accounts receivable.

Note 11 — Subsequent Events

On October 1, 2020, CVP issued to the Company a notice to redeem the remaining balance of $78.598 of the Note.  The Company elected to pay for this redemption in common stock and issued 20,007 shares of common stock to CVP.

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

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Evaluations by our trained clinical staff are conducted using telehealth techniques. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to cast the patient’s arm, then fabricate the MyoPro, and deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Canada, Europe, Chile, and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over forty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

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
•

In May 2018, we announced that the Centers for Medicare and Medicaid Services, or CMS had published a favorable preliminary decision regarding our application for HCPCS “L” codes. We had filed this application in December 2017 to have the CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.”

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

Recent Developments

Impact of COVID-19

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including the United States and Europe.  In response to the pandemic, we have implemented a work from home policy, with many employees continuing their work outside of our offices.  While we were able to continue with certain parts of our business, such as lead generation and patient evaluations, public health and societal restrictions in place during the second quarter of 2020 adversely impacted other aspects of our business.   For example, we provide a custom-fabricated device to each patient and in-person contact is required as part of the fabrication and delivery process.  As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020.  As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings is expected to delay the launch of MyoPal, our new product for pediatric patients, for several months. While we continued in-person interactions with, and deliveries to, patients during the third quarter of 2020, incidences of the virus are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future.  While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future.  Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance.  We have sufficient inventory of subassemblies available, and our contract manufacturing partners have either continued to operate or have resumed operations.  While we have experienced some minor extensions of lead times in our supply chain, we believe we have sufficient inventories of all critical components.

During the second quarter, we eliminated certain positions, furloughed other employees and reduced certain expenses in response to the adverse impact of the pandemic on our business.  Almost all furloughed employees returned to work during the third quarter of 2020.  We have a growing backlog of patients authorized by insurance companies to receive a MyoPro.  In addition, we utilized our At-Market Issuance Sales Facility (“ATM facility”) during the third quarter to raise additional capital.  As a result, we believe that our existing cash is sufficient to sustain our operations for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.    However, if public health restrictions on travel and patient interaction are broadly reinstated, it is likely that we will need to raise additional capital to sustain our operations during the second half of 2021.

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

On May 12, 2020, we amended our Term Loan with CVP into a convertible note ( the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”). We agreed to pay CVP a fee of $105,000 in consideration of CVP’s agreement to make the Note convertible, with the fee being added to the outstanding balance of the Note. Among other things, the Amendment provides us the ability, subject to the terms and conditions contained therein, to satisfy certain repayment obligations through the issuance of common stock rather than in cash. Pursuant to the terms of the Note, CVP will have the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to us (a “Redemption Notice”). Upon receipt of a Redemption Notice, we may, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price is 91% of the lowest daily volume weighted average price per share of our common stock on the NYSE American for the ten trading days immediately preceding such conversion. We may not make redemptions in shares of common stock and must satisfy such redemption in cash within three trading days of receipt of the redemption notice if there is an Equity Conditions Failure (as defined in the Amendment). We continue to be able to defer up to three redemptions for up to thirty days on the same terms as under the Term Loan. In addition, we may not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of our common stock outstanding on the date of such issuance. We are also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require the approval of our stockholders. While we are under no obligation to seek such stockholder approval, if we do obtain such approval, this limit will be removed. During the third quarter of 2020, there were three redemptions that we elected to repay in stock, which extinguished $1,000,000 of the Note.

Certification as a Medicare Provider

In September 2020, we announced that CMS had certified us to be a Medicare provider.  Note that CMS has not made a coverage decision or determined a fee for the MyoPro as of the filing date of the Annual Report on Form 10-Q.  In addition, we still must complete a site inspection and audit to become accredited as a Medicare provider, however certification allows us to begin the process of trying to obtain contracts with commercial insurance companies and applying to be an in-network provider under certain state Medicaid plans.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended September 30,		Period- to-Period Change		For the Nine Months Ended September 30,		Period- to-Period Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$1,926,660	$606,619	$1,320,041	218%	$3,793,395	$2,317,034	$1,476,361	64%
Cost of revenue	855,338	329,227	526,111	160%	1,592,851	996,121	596,730	60%
Gross profit	$1,071,322	$277,392	$793,930	286%	$2,200,544	$1,320,913	$879,631	67%
Gross margin %	56%	46%		10%	58%	57%		1%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly.  We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenues increased by approximately $1,320,000 or 218% for the three months ended September 30, 2020 as compared to the same period in 2019. The revenue increase for the three months ended September 30, 2020 was driven by both a higher average selling price, and higher revenue units.  Despite the effect of COVID-19 on the business, revenue for the nine months ended September 30, 2020 increased by approximately $1,476,400, or 64% compared to the same period in 2019.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 56% and 58% for the three and nine months ended September 30, 2020, respectively, and 46% and 57% for the three and nine months ended September 30, 2019, respectively. The increases in gross margin were driven by increased average selling price offset by cost of revenues recorded for products for which revenues will be recorded in a future period, as well as increased warranty reserves. Cost of revenues for the three and nine months ended September 30, 2020 include certain costs which were recorded as operating expenses in the prior year periods that we believe are now more properly classified as cost of revenues.  Therefore, comparable prior year amounts have been reclassified to conform to the current year presentation.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2020	2019	$	%	2020	2019	$	%
Research and development	$345,666	$433,065	$(87,399)	(20)%	$1,250,430	$1,306,986	$(56,556)	(4)%
Selling, general and administrative	3,270,757	2,669,375	601,382	23%	9,766,189	8,228,114	1,538,075	19%
Total operating expenses	$3,616,423	$3,102,440	$513,983	17%	$11,016,619	$9,535,100	$1,481,519	16%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis, despite the delay in the launch of our pediatric device, which we refer to as MyoPal, due to the impact of COVID-19. As discussed above, certain amounts in R&D, as well as certain selling, general and administrative expenses, recorded during the three and nine months ended September 30, 2020, have been reclassified to cost of revenues to confirm to the current year presentation.

R&D expenses decreased by approximately $87,400 and $56,600, or 20% and 4% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease for the three months ended September 30, 2020 was driven primarily by lower product development costs and lower payroll costs.  The decrease during the nine months ended September 30, 2020 was driven by lower payroll, consulting and stock based compensation costs, partially offset by higher prototype material costs.

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

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products and add administrative and accounting support for our growing business.

Selling, general and administrative expenses increased by approximately $601,400, or 23% and by approximately $1,538,100, or 19%, during the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases were primarily due to higher payroll costs, particularly in support of our reimbursement efforts and higher legal, consulting, advertising and insurance costs, which were partially offset by lower travel expenses as a result of cost reductions from implementing telehealth techniques for patient evaluations.  The increase during the nine months ended September 30, 2020 was primarily due to increases in compensation costs, primarily in support of our sales and marketing and reimbursement efforts, and higher legal, consulting, and advertising expenses, partially offset by lower stock-based compensation expenses.

Other expenses (income)

The following table sets forth our interest (income) expense and other expense, net for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2020	2019	$	%	2020	2019	$	%
Change in fair value of derivative liabilities	$(888)	$(14,536)	$13,648	(94)%	$(122,706)	$(155,955)	$33,249	(21)%
Interest (income) expense and other expense, net	29,915	(22,394)	52,309	N/M	254,039	(106,727)	360,766	N/M
Non-cash interest expense, debt discount	12,135	-	12,135	N/M	218,803	-	218,803	N/M
Loss on extinguishment of debt	189,155	-	189,155	N/M	696,436	-	696,436	N/M
Total other expenses (income)	$230,317	$(36,930)	$267,247	N/M	$1,046,572	$(262,682)	$1,309,254	N/M

The decreases in the gains from the change in fair value of derivative liabilities during the three and nine months ended September 30, 2020 were primarily due to the decrease in the fair value of the derivative liabilities for the warrants issued to our selling agents for our public offering in February 2019 and the decrease in the value of the derivative liability associated with our Note. The increases in interest expense and non-cash interest expense, debt discount are primarily due to the Term Loan (as amended into the Note) entered into in October 2019.  The loss on extinguishment of debt during the three months ended September 30, 2020 relates to redemptions of the Note which were paid in shares of common stock and accounted for as partial extinguishments, with corresponding write-offs of debt discounts  In addition, during the nine months ended September 30, 2020, loss on extinguishment of debt was recorded as a result of the write-off of debt discounts due to prepaying 50% of the outstanding balance of our Term Loan concurrent with the closing our public equity offering in February 2020.

Income tax expense

Income tax expense recorded during the three and nine months ended September 30, 2020 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net loss	$(2,776,571)	$(2,788,118)	$(9,865,498)	$(7,951,505)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	29,915	(22,394)	254,039	(106,727)
Non-cash interest expense, debt discount	12,135	—	218,803	—
Loss on extinguishment of debt	189,155	—	696,436	—
Depreciation expense	26,707	25,602	79,729	70,678
Stock-based compensation	181,702	146,951	411,192	740,304
Change in fair value of derivative liabilities	(888)	(14,536)	(122,706)	(155,955)
Income tax expense	1,153	—	2,851	—
Adjusted EBITDA	$(2,336,692)	$(2,652,495)	$(8,325,154)	$(7,403,205)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$13,317,581	$4,465,455
Working capital	$12,969,328	$2,265,952

We had working capital and stockholders’ equity of approximately $13.0 million and $13.0 million, respectively, at September 30, 2020. We used approximately $7.9 million in cash for operating activities during the nine months ended September 30, 2020. We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million. The purpose of this offering was to provide additional capital to allow us to execute on our strategy to achieve cash flow breakeven.  This funding, in addition to funding of $5.0 million received under our ATM facility, including $4.4 million received during the third quarter of 2020 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance companies which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as soon as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which if not achieved, could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.    If public health restrictions on travel and patient interaction are broadly reinstated in the fourth quarter of 2020 due to the recent increase in COVID-19 infections in the U.S., that will have an adverse effect on our business and it is likely that we will need to raise additional capital to sustain our operations during the second half of 2021. We believe that we have access to capital resources through possible public or private equity offerings, including usage of our ATM facility with  B. Riley FBR, Inc, or B. Riley FBR, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. During the three months ended September 30, 2020, we sold 1,001,268 shares of common stock under the ATM facility, at a weighted average sales price of approximately $4.50 per share, generating net proceeds after sales commissions of approximately $4,375,000. We may offer and sell shares from time to time under the ATM facility up to $15.0 million in the aggregate. We have remaining capacity under our ATM facility of approximately $9.8 million. However, due to our public float, the amount of securities we may sell from time to time under the registration statement which registered the ATM facility is subject to the limitations imposed by General Instruction I.B.6 of Form S-3. Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

On May 12, 2020 (the “Issuance Date”), we entered an amendment to our Term Loan with CVP to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of our repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”) in which we, at our option, may pay monthly redemptions in either cash or shares of common stock.  If we elect to repay CVP in common stock, we must do so within three trading days of receipt of a redemption notice.  If we make a redemption payment to CVP in shares of common stock, the number of shares issued is based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days. The maximum amount that CVP can redeem in any month is $400,000 for the first three redemptions and $300,000 thereafter until the Note is repaid in full.  In order for us to repay the Note in shares of common stock, certain conditions must be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default has occurred, and (iv) aggregate shares of common stock issued to CVP must not exceed 19.99% of our outstanding common stock on the Issuance Date without prior shareholder approval.  If we are not able to make a redemption payment in shares of common stock due to not meeting any of these conditions, we must make the redemption payment in cash within three trading days of the date of the redemption notice.  If we elect to make the redemption payment in cash, payment must be made within seven trading days. The Note also includes a restriction that prevents CVP from owning more than 9.99% of our common stock at any one time.  In addition, the amendment includes a restructuring fee of $105,000, which was added to the outstanding balance of the Note on the Issuance Date. During the three months ended September 30, 2020, we issued 300,105 shares of common stock to CVP to repay $1,000,000 under the Note, by issuing freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(7,878,816)	$(7,697,702)
Net cash used in investing activities	(30,294)	(38,261)
Net cash provided by financing activities	16,761,653	5,523,524
Net (decrease) increase in cash, cash equivalents and restricted cash before foreign exchange effect	$8,852,543	$(2,212,439)

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily used to fund a net loss of approximately $9,865,500, adjusted for non-cash expenses in the aggregate amount of approximately $1,472,600, and by approximately $513,700 of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

The net cash used in operating activities for the nine months ended September 30, 2019 was primarily used to fund a net loss of approximately $7,951,500, adjusted for non-cash expenses in the aggregate amount of approximately $672,100, and by approximately $418,300 of cash used by changes in the levels of operating assets and liabilities, primarily related to increases in inventories, prepaid expenses and other current assets and other assets, as well as a decrease in accounts payable and accrued expenses.

Investing Activities. During the nine months ended September 30, 2020 and 2019, our cash used in investing activities was for the purchase of equipment.

Financing Activities. During the nine months ended September 30, 2020, cash provided by financing activities of approximately $16,761,700 was primarily due to approximately $13,504,800 of net proceeds received from our underwritten public offering in February 2020, approximately $5,049,600 of net proceeds received from sales of common stock under our ATM facility and approximately $161,300 received from the exercise of warrants, partially offset by a payment of 50% of the outstanding balance of our term loan of approximately $1,703,600 and payment of a prepayment penalty on our Term Loan of approximately $255,500.  Cash provided by financing activities for the nine months ended September 30, 2019 of approximately $5,523,500 was due primarily from net proceeds received from our public equity offering in February 2019 of approximately $5,603,800.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three and nine months ended September 30, 2020.

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

During the three months ended March 31, 2020, our management identified a material weakness in internal control over financial reporting related to the accounting for warrants. As a result, we did not record a deemed dividend on the repricing of certain warrants on a timely basis.  At the time of issuance, the Company sought and received technical accounting guidance on the accounting treatment for repricing a warrant that was classified as a component of equity. However, due to personnel changes, the existence of the guidance was not known to new finance personnel when these warrants were repriced in February 2019.  This error resulted in the revision of our unaudited condensed financial statements for each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 and the audited financial statements for the year ended December 31, 2019.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020.   Based on this evaluation, our management has concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

During the third quarter of 2020, we completed the remediation of this material weakness by implementing and determining the effectiveness of the following controls:

•

maintaining a library of technical accounting memos written so that they may be easily accessed and reviewed for applicability on a quarterly basis as part of the financial statement close process; and

•	creating a transition process for new finance executives to review existing critical accounting policies and judgments.

As a result of COVID-19, most of our employees are working remotely.  Despite working remotely, we continue to maintain our internal control environment.  There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings material to our business or financial condition pending, and to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2019 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Associated with Our Business

Risks Related to COVID-19

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings is expected to delay our launch of MyoPal, our product for pediatric patients, for an extended period of time. While we continued in-person interactions with, and deliveries to, patients during the third quarter of 2020, incidences of the virus are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients when public health restrictions are eased, there can be no assurance that we will be able to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

In response to COVID-19, we have implemented a work from home policy, with many of our employees continuing their work outside of our offices. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators and manufacturing sites.

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

Risks Related to Financial Results

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

Risks Related to Reliance on Third Parties

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

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective in January 1, 2019. In September 2020, we became certified as a Medicare provider. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes. We cannot make any assurance that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or to our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. We are currently awaiting a determination of a claim submitted to a regional Durable Medical Equipment Medicare Administrative Contractor (DME MAC) for the billing of a MyoPro device through an O&P partner, which is currently going through the appeals process, and a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that the DME MAC will determine as reasonable fee, if any, or that CMS will in fact issue such coverage and payment guidelines. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through September 30, 2020, we have shipped more than 1,100 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped nearly 750 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the nine months ended September 30, 2020, we incurred a net loss of approximately $9.9 million. For the year ended December 31, 2019, we incurred a net loss of approximately $10.7 million.  At September 30, 2020 we had an accumulated deficit of approximately $66.0 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at September 30, 2020 was approximately $13.4 million, which includes net proceeds from a public offering of our common stock completed in February 2020 of approximately $13.5 million and amounts raised under our At-Market Issuance Sales Facility (“ATM facility”) of approximately $5.0 million as of the date of this Quarterly Report on Form 10-Q.  Subsequent to the closing of our public equity offering, we paid approximately $2.0 million to CVP, comprising 50% of the outstanding balance of the Term Loan and a prepayment fee.  There can be no assurance that our existing cash plus the cash raised in the offering and cash raised under our ATM will be sufficient to achieve cash flow breakeven.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $13.3 million at September 30, 2020.  We successfully completed a public equity offering in February 2020 raising net proceeds of approximately $13.5 million, and have raised approximately $5.0 million under our ATM as of the date of this Quarterly Report on Form 10-Q.  While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds plus our existing cash will be sufficient to meet our future capital requirements.  If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Risks Relating to Competitors and Our Market

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

Risks Related to Our Products

We may receive a significant number of warranty claims or our MyoPro may require significant amounts of service after sale.

Sales of MyoPro products generally include a three-year warranty for parts and labor, other than for normal wear and tear. As the number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims and warranty costs. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

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

Risks Related to Collaboration and Licensing Agreements

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

Risks Related to Our Management

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

Risks Related to Growth

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

Risks Related to Healthcare

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

Risks Related to Cybersecurity and Data Protection

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

On November 15, 2016, we entered into a waiver agreement with MIT, with regard to certain obligations, or the Obligations Waiver, under the MIT License. The Obligations Waiver contemplates that we have not met certain revenue obligations, or the Revenue Obligations, and certain commercialization obligation, or the Commercial Obligations, which are required under the MIT License. Pursuant to the Revenue Obligations, we were originally obligated to have net sales of at least $200,000, $250,000, $500,000 and $750,000 in 2010, 2011, 2012 and 2013 (and each year thereafter), respectively. Pursuant to the Commercialization Obligations, we were originally obligated to introduce a home version of a “licensed product” on or before December 31, 2010, expand distribution of a licensed product to 10 major metropolitan areas on or before December 31, 2011 and expand distribution to at least one country outside of the United States on or before December 31, 2012. The Obligations Waiver waives any and all Revenue Obligations up to the date of the waiver agreement and waives the Commercialization Obligations up to and through the date of the waiver agreement. The Commercialization Obligations have expired as of the date hereof and do not need to be complied with in the future. Our revenue exceeded $750,000 for the fiscal years ended December 31, 2018 and 2017, which satisfied the Revenue Obligations for each of those fiscal years. In addition, our revenue exceeded $750,000 for the year ended December 31, 2019. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business may be harmed.

Specifically, if we were to lose access to these licenses, we may be unable to manufacture the MyoPro or develop new products until we obtained access to a comparable technology.

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

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. For example, we recently obtained a new patent in the United States covering a powered orthotic device able to move multiple joints, which extends the patent protection of our most advanced MyoPro product to the year 2039. In addition, we rely on trade secrets law to protect our proprietary software and product candidates or products in development.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331), “MYOMO” (Registration No. 4,451,445), and “MyoPal” (Registration No. 6,086,533) in the United States. The MyoPro mark is registered in Canada and in selected European Union, or EU, countries with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Risks Related to Our Securities

Risks Related to Ownership of Our Securities

Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants, or other convertible securities, are exercised or converted.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of September 30, 2020, we had 2,460,069 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $7.92 per share, and 19,387 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $62.93 per share. In addition, we have 122 shares of unvested restricted stock outstanding and 271,984 restricted stock units outstanding.

We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which 21,361 warrants remain outstanding as of September 30, 2020. These common stock warrants that we issued in our December 2017 public offering had an exercise price of $42.00 per share and such exercise price was adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also have anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants, and the exercise price of these warrants has been adjusted as a result of prior equity offerings. The exercise price of these warrants has been repriced to $0.0001 per share, as a result of our February 2020 underwritten public offering.  The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

In addition, on May 12, 2020, we entered into an amendment to our Term Loan with CVP. The amendment provides the ability for us to satisfy certain repayment obligations through the issuance of common stock rather than in cash. CVP has the right to redeem up to $400,000 per calendar month for the first three redemptions and $300,000 per calendar month thereafter until the note is repaid in full by submitting a Redemption Notice to us. Upon receipt of a Redemption Notice, we may, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price will be 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. We issued 300,105 shares to CVP to repay $1,000,000 under the Note during the three months ended September 30, 2020.  The issuance of additional shares as a result of such conversions could adversely affect the price of our common stock.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to September 30, 2020, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $696.00 per share.

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

Future issuances of our common stock or securities convertible into our common stock could cause the market price of our common stock to decline. In addition, on February 7, 2019 we filed the ATM Prospectus to suspend the offering of our common stock under our ATM with B. Riley FBR relating to the offering of up to $15.0 million in shares of our common stock and to reduce the amount of potential offers and sales under the ATM to $0.00.  As of September 30, 2020, we have sold 1,181,096 shares of common stock under the ATM and may from time to time offer and sell shares under the ATM of up to $15.0 million in the aggregate, subject to limitations.  Further issuances under the ATM could adversely impact the market price of our common stock.  We cannot predict the effect, if any, of future issuances of our common stock or securities convertible into our common stock on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our common stock, or other securities convertible into our common stock, could occur, could adversely affect the market price of our common stock.

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

Risks Related to Internal Controls

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

Risks Related to Tax Laws

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

(a) Recent Sales of Unregistered Securities

In July through October, 2020, through a series of partial redemptions pursuant to the terms of the Term Loan with Chicago Venture Partners, L.P., as amended (the “CVP Note”), we issued 320,112 shares of common stock to redeem approximately $1,078,600 of the CVP Note, including accrued and unpaid interest thereon.  As of the filing date of the Quarterly Report on Form 10-Q, the CVP Note has been paid in full. The securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended, and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof, relating to offers of securities by an issuer not involving any public offering.

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

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

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

Date November 10, 2020

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)