Form 10-K
period 2020-12-31
MYOMO, INC.
filed 2021-03-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0944526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
137 Portland St., 4th Floor , Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 996-9058

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2020 was $11,896,003. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 1, 2021, the registrant had 5,582,870 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2020.

MYOMO, INC

2020 FORM 10-K ANNUAL REPORT

PART I

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business involves significant risks, some of which are described below. The summary risk factors listed below should be read together with the text of the full risk factors that follow this summary. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the SEC. The occurrence of any of the events or developments described in this report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

We may experience significant fluctuations in our quarterly and annual results as well as volatility in our stock price.

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

If we fail to properly manage our anticipated growth, including in international markets, our business could suffer.

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

We own various U.S. federal trademark registrations, certain foreign trademark registrations and applications, and unregistered trademarks, including the following registered marks referred to in this Annual Report on Form 10-K: “MyoPro ® ”, “MYOMO” ®, and “MyoPal” ®. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the symbols ® and ™ , but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent possible under applicable law, their rights thereto.

Item 1.	Business

Overview

We are a wearable medical robotics company that offers functional improvement for those with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or paralyzed arm to enable and help improve functional activities of daily living, or ADLs, in the home and community. It is custom-fabricated by trained professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help improve function in adults and adolescents with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We primarily provide devices directly to patients and bill their insurance companies directly, a sales channel we refer to as direct billing.  Under direct billing, we may evaluate, cast and fit the MyoPro devices using our own clinical staff or utilize the clinical consulting services of orthotics and prosthetics, or O&P, professionals, for which they are paid a fee.  We also sell our products through various other sales channels, including through O&P providers, the Veterans Administration, or VA, and to our distributors in certain accounts and geographic markets.

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

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform. sized for adults, adolescents and children. We expect to introduce our MyoPal device for pediatric use in calendar year 2022.

The addressable market in the United States for products directed at all individuals with upper extremity paralysis, such as our MyoPro, is substantial, based on an estimated prevalence population of 3 million existing cases of upper extremity paralysis and our estimate that up to 10% of such individuals may be medically qualified candidates for a MyoPro whose insurance may reimburse for the device. In addition, approximately 250,000 new patients are added to the prevalence population each year in the United States as a result of strokes, brachial plexus injuries and other afflictions.

To assess whether an individual is a medically-qualified candidate for a MyoPro, we and our distribution partners utilize a variety of techniques to evaluate patients, including tele-health video conference sessions, in-person screening days at various locations, and evaluations at clinical facilities where therapists and physicians refer patients for a MyoPro, which requires a physician’s prescription to be reimbursed by insurance. We use various media to educate individuals about the MyoPro solution for their impaired limbs, and receive referrals of candidates from O&P providers and hospitals such as the Mayo Clinic, Cleveland Clinic, and VA Medical Centers. As a result of these efforts, as of December 31, 2020 we have a total of 768 patients in our reimbursement pipeline, an increase of 29% compared to 594 patients in the reimbursement pipeline as of December 31, 2019.

In most cases, private health insurance companies pay for the MyoPro device, either to us directly or to an O&P provider depending on the patient’s insurance plan. If we are serving the patient directly, then we bill the payer, and if an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. In November 2018, the Centers for Medicare and Medicaid Services, or CMS, issued two new codes for the MyoPro, L8701 and L8702.  We continue to be in discussions with CMS regarding reimbursement for the MyoPro, with those discussions centering on the appropriate benefit category for the device.  We believe the MyoPro should be covered as a custom-fabricated orthosis, which CMS is currently listing the device as durable medical equipment, or DME.  This distinction is relevant for how the device would be reimbursed, as a lump sum if the benefit category is an orthosis, or as a rental over thirteen months under a capped rental program if it is determined that DME is the appropriate benefit category.  Changes to the benefit category require rule making and a public comment period, which we expect to occur sometime in 2021. The current determination of CMS differs from the lump-sum reimbursement currently received from commercial payers, VA hospitals, worker’s compensation, and state Medicaid plans. While we expect the rule-making and public comment period to occur in 2021, there is no timetable specified by CMS for any coverage or payment decisions, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts that we may be reimbursed by private insurance companies, if any.

We are the exclusive licensee of 2 U.S. patents for the myoelectric limb orthosis device based on technology originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. We also hold 17 issued patents in the U.S. and various countries and have multiple pending patent applications in the US and international markets. Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

We are headquartered in Boston, Massachusetts.

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

Many stroke survivors are left with hemi-paresis, a partial paralysis of one side of the body, which impacts the ability to use their arm and/or hand.  Occupational therapy is the common treatment recommended to restore native function for these individuals, and some do recover some movement of the upper limb.  However, after 6-12 months of therapy, many patients plateau and continued therapy will not result in further improvement.  These chronic patients then enter the prevalence population and become potential candidates for the MyoPro, which we believe is the most cost-effective alternative for restoring function for these individuals.

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

Spinal Cord Injuries

According to the Christopher and Dana Reeve Foundation, spinal cord injuries are the cause of 27% of all paralysis. The level of paralysis depends on where the injury occurs. Currently, medically qualified individuals for a MyoPro include those with sufficient remaining EMG signal strength to initiate movement of the devices, as determined by the clinician using a MyoPro demonstration unit.

Cerebral Palsy

Based on data provided by the CDC, the prevalence of cerebral palsy, or CP, in the United States is approximately 85,000 for children ages 6-12 years old. CP is caused by brain injury or brain malformation that occurs before, during, or immediately after birth while the infant’s brain is under development.

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. We have been testing our planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and this new version of the MyoPro, which we refer to as MyoPal, is expected to be available to these patients in 2022.

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

Orthotic devices are provided by clinical professionals who custom fabricate and fit these devices. According to the American Orthotics and Prosthetics Association, there are approximately 3,000 O&P facilities located in the U.S. Additionally, the VA has been a pioneer in O&P. In fact, the design of the MyoPro Motion G powered grasp product is rooted in research conducted at the Boston-area VA in the 1990s. This research demonstrated that it is technically feasible to design a myoelectric elbow-hand orthosis; however, we believe that the product was not commercially practical until we were able to incorporate recent technological developments such as improved microprocessors and software, lightweight materials and motors, and smaller batteries to create an acceptable orthosis for users.

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

Each MyoPro brace is custom fabricated to the patient by for optimum mobility and performance. To qualify for a MyoPro, candidates must meet a comprehensive set of requirements determined by a trained clinical professional during a telehealth or in-person evaluation. These criteria include long term partial paralysis, detection of a muscle signal sufficient to control the device, demonstrated cognitive abilities, and lack of other conditions that might limit the effectiveness or safety of the device such as use of certain pharmaceuticals, high levels of pain, or limits to range of motion, as well as falling within measurement limitations for the arm and hand to be able to fit into the device. Finally, candidates must have meaningful and achievable functional goals that can realistically be accomplished with the device that cannot otherwise be achieved with a less costly intervention such as additional rehabilitation therapy.

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
•

Fabrication typically takes 2-3 weeks. Once the brace is received by us or the O&P practice, the patient will be seen for a fitting. During this fitting, the device will be calibrated to the user’s individual muscle signal profile by using our proprietary software, and minor adjustments to the brace can be made to optimize comfort.

•

The patient will be provided with initial training and a set of take-home tasks to practice with the brace donned. We now also provide a video game platform called MyoGames, which offers the patient an additional means to master the device.  We or the O&P provider will then refer the MyoPro user to a local therapist for continued training and practice with their new device, and we have a staff of occupational therapists and other qualified clinicians who provide training to these therapists.

In a cost-conscious healthcare environment, we believe that there are two compelling uses for the MyoPro. The first is to enable functional improvement that can help users to return to work, The second key application is helping improve function for individuals who have difficulty performing ADLs so that they can remain at home. In the U.S., 5% of community residents require daily help with ADLs and consume 23% of all healthcare spending. We believe that helping restore upper limb function to these individuals may result in fewer emergency room visits related to falls, increase their level of activity, and avoid the need for institutionalization. With 72 million baby boomers headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

Healthcare and Privacy Laws and Regulation

As a certified Medicare provider, we are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, CMS, the Office of Inspector General and Office for Civil Rights, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Additionally, healthcare providers and third-party payers play a primary role in the recommendation of medical devices and other medical items and services. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which makes it illegal for any person, including a medical device manufacturer and DME suppliers (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, or in return for, that is intended to induce or reward referrals, including the purchase, recommendation, order of a medical device or DME for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus imprisonment and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

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

•

the Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including compensation of physicians with stock or stock options to serve on our Scientific Advisory Board could, despite efforts to comply, be subject to challenge under one or more of such laws. Moreover, efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Health Insurance Reimbursement

In the United States and markets in other countries, patients who are prescribed medical devices for their conditions and providers delivering the prescribed devices generally rely on third-party payers to reimburse all or part of the associated healthcare costs. MyoPro devices are typically reimbursed by the patient’s health insurance plan, which include government health programs in the United States such a Medicare and Medicaid, commercial health insurers and managed care organizations. To obtain approval for reimbursement, payers require a physician’s written order, a history of the patient’s medical condition and past treatment, and demonstration of medical necessity. Factors payers consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective, and medically necessary;
•	appropriate for the specific patient;
•	cost effective, and
•	neither experimental nor investigational.

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

As of January 1, 2019, two new HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, went into effect. CMS elected to classify the MyoPro for Medicare beneficiaries as DME to be provided to patients under a capped rental payment system, where we believe providers are paid monthly over a period of thirteen months. We are continuing to work with CMS on publishing reimbursement guidelines for our product. In December 2020, we submitted a code application to CMS to have our benefit category changed from DME to an orthosis (brace), which is consistent with how commercial insurers are reimbursing for the MyoPro.

There is no guarantee that the future level of reimbursement payments for the MyoPro directly to us or to our O&P distributors will be sufficient to cover the cost of the MyoPro device, the clinical services to evaluate and fit patients, and the other support services associated with provisioning of products to patients. Further, reimbursement levels may affect the number of O&P providers who wish to supply the MyoPro and may limit patient access to the technology depending on the policies of their health insurance plans.

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

In the United States, there have been and continue to be a number of legislative initiatives and legal challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States medical device industry to which we sell our products. Among other things, the ACA:

•

established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although after a four-year moratorium, was subsequently repealed on December 19, 2019 pursuant to the Further Consolidated Appropriations Act, 2020 H.R. 1865;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

On October 13, 2017, then-President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA, concluding that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA did not received necessary appropriations from Congress and discontinued these payments pending appropriations. The loss of the CSR payments led many qualified plans increase premiums. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals

for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any.

Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. Beginning in August, 2020, the federal government began remitting $12 billion in risk corridor payment subsidies to affected plans. The effects of this ruling on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, including our ability to receive adequate coverage for our products, are not yet known.

In December 2018, CMS issued a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program.  Since then, the ACA risk adjustment program payment parameters have been updated annually.  In addition, CMS has recently published a final rule that gives states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces, which may affect our ability to obtain adequate reimbursement rates for our products.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend the suspension of sequester reductions for the duration of the pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Presidential administrations, members of Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the United States healthcare system, including by repealing or replacing the ACA. Many elements of health care reform such as comparative effectiveness research, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.

Research and Development

We are committed to investing in a robust product development program and to supporting a variety of clinical research studies to enhance our products, increase the body of evidence to support prescribing and reimbursing our devices, and to grow our range of product offerings. Our R&D team is comprised of engineers with a mix of BS and MS degrees in electrical engineering, mechanical engineering, robotics engineering and computer science and augmented by outside resources as needed. The R&D team seeks to combine innovative research conducted over the last 50 years with cutting edge innovations in robotics, machine learning, and material science to continue to enhance our products and product offerings. Our regulatory, clinical, and customer service personnel work closely with our suppliers and providers to promote compliance with quality standards and good manufacturing processes, which we believe result in a high-quality product and limited customer issues.

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

We plan, depending on available resources, to increase our investment in research, development, and customer service in the future in order to continually improve our system architecture and develop new product innovations that increase the value and breadth of our product offerings. During calendar year 2022, we expect to launch MyoPal, a pediatric version of the MyoPro which is designed to meet the needs of younger patients suffering from arm and hand paralysis. In addition, we expect to introduce an enhanced version of the MyoPro during 2021.

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

We utilize digital ads on various platforms to educate and inform patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. In instances where we are the provider, the evaluation is typically conducted using a telehealth platform.  Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team will submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to cast the patient’s arm, then fabricate the MyoPro and deliver it to the patient.  This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors in the United States, Canada, Europe, and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and over forty VA facilities have already ordered devices for their patients.

Our business development efforts have resulted in a growing pipeline of patients in our reimbursement process. As of December 31, 2020, 768 patients were in our reimbursement pipeline, a 29% increase compared to 594 patients in the pipeline at December 31, 2019, and an over 7-fold increase over the number of patients in mid-2018. As of December 31, 2020, 131 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, but revenue has not been recognized, with an estimated revenue value of $4.6 million. That is a 147% increase over December 31, 2019.

To bring the MyoPro to what we believe is the large number of potential patients outside of the U.S., in July 2017 we met the criteria to apply the CE Mark, which is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European Union health, safety and environmental protection legislation for the MyoPro so that it can be marketed in Europe. In October 2017 we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into distribution agreements with O&P providers in the United Kingdom, Denmark, Germany, Italy and Australia, and have received MyoPro orders from many of these providers in 2020.

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

Experimental Surgery: Battelle and Thomas Jefferson University — Brain Implants

An array of experimental interventions currently is being researched at universities and non-profit research facilities around the world. One such innovation recently announced by Battelle Memorial Institute in Ohio and Thomas Jefferson University in Philadelhpia involves a craniotomy, which is a surgical opening into the skull performed to implant a sensor chip in the brain. An electrical cable is connected to the top of the head connecting to a system that sends pulses of electrical stimulation to activate muscles in the forearm or to control the MyoPro brace. The procedure is experimental, invasive, and costly, but may be offered as an alternative to a myoelectric orthosis.

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

The two patent licenses discussed above were granted pursuant to the MIT License. Under the MIT License, we have been granted access to those certain patent rights in exchange for the payment of royalties, which vary based on the level of our net sales. As part of the MIT License, we must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The License Agreement can be terminated if certain sales targets are not achieved. The future minimum amounts due under this agreement for the next three years is $25,000 for each year.

Under the MIT License, we issued 6,172 shares of our common stock to MIT. They have the right to purchase additional shares of our common stock to maintain their pro rata ownership.

Myomo has seventeen of its own issued patents as well. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s two U.S. patents issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). In September 2020, Myomo’s fourth U.S. patent was issued entitled Powered Orthotic Device and Method of Using the Same (U.S. Pat No. 10758394B2) and is pending in China, Canada, Europe, Hong Kong and Japan.  We also have four pending U.S. patent applications and seven foreign applications under examination. We plan to continue to file additional patent applications over time. The longest term of our patents extends intellectual property rights until 2039.

In terms of trademarks, the terms Myomo, MyoPro and MyoPal are registered as trademarks with the U.S. Patent & Trademark Office. Within the first ten years from the registration dates shown above, we will be required to complete two (2) “maintenance” filings, one between the 5th and 6th years and the second between the 9th and 10th years. Each successive 10-year period thereafter we will be required to complete a “maintenance” filing between every 9th and 10th year. Our trademarks were registered in 2013 and 2014.

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

In the European Union, or EU, medical devices are regulated under the European Union Directive (93/42/EEC), also known as the Medical Device Directive, or the MDD. An authorized third party, also called a Notified Body, must approve products for CE marking and conducts periodic inspections to ensure applicable regulatory requirements are met. The CE mark is contingent upon continued compliance to the applicable regulations and the quality system requirements of the ISO 13485 standard.

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

Employees and Human Capital

As of December 31, 2020, we employed a total of 62 full time employees and 2 part time employees. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees and personnel. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, support for programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. We value diversity at all levels and seek to make our workforce as diverse and inclusive as we can and offer advancement opportunities based on merit and performance.

Corporate Information

We were incorporated in the state of Delaware on September 1, 2004. On June 9, 2017, we executed our initial public offering, and our common stock trades under the symbol “MYO.” Our principal executive offices are located at 137 Portland St., 4th Floor, Boston, Massachusetts 02114, and our telephone number is (617) 996-9058.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the fourth quarter of 2020, incidences of the virus and its variants are increasing in certain parts of the United States and the world.  Public health restrictions may be reinstated in these and other areas in the future. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Risks Related to Our Operating and Financial Results

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

If CMS does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which could have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues.  For the year ended December 31, 2020, approximately 50% of our revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro.  As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Risks Related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2020, fewer than 20 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective in January 1, 2019. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes.  We continue to be in discussion with CMS over whether we are to be covered as a durable medical equipment, or DME, which is what CMS’s coding specifies and is reimbursed on a rental basis, or as a custom-fabricated orthosis which reimbursed in a lump sum.  One of our orthotic and prosthetic, or O&P, partners has provided a MyoPro to a few patients and has submitted claims to one of CMS’ administrative billing contractors as a DME rental.  These claims were initially denied due to there being no published fee.  One of the claims was appealed and denied again due to medical necessity.  Together with our O&P partner, we have decided against additional appeals on these claims until CMS is able to issue a corrected benefit category determination.  We cannot give any assurance that CMS will actually correct the benefit category determination, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or to our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. We are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

Reimbursement amounts, whether on a case-by-case basis or pursuant to broader coverage policies, which may be established in the future, may be insufficient to permit us to generate sufficient gross margins to allow us to operate on a profitable basis. Third-party payers also may deny coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of MyoPro. Further, due to the COVID-19 pandemic, millions of individuals have lost or may lose employer-based coverage in the future, which may adversely affect our sales to our patients relying on such coverage.

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

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, a Myomo executive. However, another member of the GRE management team oversees the fabrication contract that we have entered into for these services which is at arm’s-length. GRE is currently the only provider of MyoPro fabrication services, and our business may be negatively impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In addition, our contract with GRE terminates on December 31, 2021, unless renewed. In the event GRE fails to fulfill our orders in a timely manner, then we may terminate our contract. In addition, Mr. Naft’s employment with us is at-will and there can be no assurance that we can retain his services to us. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services. This could result in an adverse impact on our business and financial condition.

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through December 31, 2020, we have shipped over 1,200 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped more than 800 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the years ended December 31, 2020 and 2019, we incurred net losses of approximately $11.5 million and $10.7 million, respectively. At December 31, 2020, we had an accumulated deficit of approximately $67.7 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at December 31, 2020 was approximately $12.2 million. There can be no assurance that our existing cash plus the cash raised through exercise of warrants and use of our At Market Sales Facility, or ATM will be sufficient to achieve cash flow breakeven, which we have targeted to achieve by the fourth quarter of 2021.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $12.2 million at December 31, 2020. We successfully completed a public equity offering in February 2020 raising net proceeds of approximately $13.5 million, and have raised approximately $5.0 million under our ATM as of the date of this Annual Report on Form 10-K. While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds plus our existing cash will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Risks Related to Competitors and Our Market

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

We utilize O&P providers and distributors who are free to market products that compete with the MyoPro, and we rely on these parties to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

We rely on our relationships with qualified O&P providers and our distribution arrangements to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent O&P provider were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent providers or increase our reliance on our other independent providers or our direct field representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

Risks Related to Collaborations and Licensing Agreements

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as countries such as Australia and Chile. In January 2021, we announced that we had entered into a joint venture (the “JV) with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing the Company’s technology in China, Hong Kong, Taiwan and Macau. Once established, the company will be named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”).  Upon the meeting of certain conditions by both parties, we intend to enter into a technology license agreement and a trademark license agreement with the JV Company, under which we will be entitled to receive a license fee of $2.5 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

If we pursue collaborations, additional licensing arrangements and joint ventures, strategic alliances or partnerships, we may not be able to consummate them, or we may not be in a position to exercise sole decision decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

Risks Related to Our Business Operations and Management

If we fail to properly manage our anticipated growth, including in international markets, our business could suffer.

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

Moreover, there are significant costs and risks inherent in selling our products in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed. For example, in January 2021, we announced that we had entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd., to manufacture and sell the products containing the Company’s technology in China, Hong Kong, Taiwan and Macau. In connection with this joint venture, we may encounter challenges in working with our joint venture partners, including with respect to compliance with local laws and domestic laws related to foreign operations.

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

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers and;
•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May

2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

We face risks in connection with the Affordable Care Act or its possible replacement or modifications and other ongoing healthcare legislative and regulatory reform measures.

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

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, generally increased the number of people with health insurance and significantly impacted the United States medical device industry to which we sell our products. Among other things, the Affordable Care Act:

•

established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although, after a four-year moratorium, was subsequently repealed on December 19, 2020 pursuant to the Further Consolidated Appropriations Act, 2020 H.R. 1865; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research and

•

implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models; and created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

On October 13, 2017, then-President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA, concluding that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA did not received necessary appropriations from Congress and discontinued these payments pending appropriations. The loss of the CSR payments led many qualified health plans to increase premiums on certain policies. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any.

Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. Beginning in August 2020, the federal government began remitting $12 billion in risk corridor payment subsidies to affected plans. The effects of this ruling on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, including our ability to receive adequate coverage for our products, are not yet known.

In December 2018, CMS issued a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program.  Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces, which may affect our ability to obtain adequate reimbursement rates for our products.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if enacted, would extend this suspension for the duration of the pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Presidential administrations, members of Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the United States healthcare system, including by repealing or replacing the ACA. Many elements of health care reform such as comparative effectiveness research, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payers, including Medicare Advantage plans, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results. It is not clear how these developments, or other future potential changes to the ACA, will change the reimbursement model and market outlook for O&P devices such as the MyoPro. We intend to monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

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

National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. The United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the fiscal years ended December 31, 2020 and 2019, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed.

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

Filing, prosecuting, maintaining and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are currently limited to the European Union, and Japan. In addition, the laws of some foreign countries, especially developing countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of December 31, 2020, we had 2,709,159 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $7.77 per share, and 24,088 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $51.29 per share. In addition, we have 30 shares of unvested restricted stock outstanding, and 276,568 restricted stock units outstanding

We issued warrants to purchase shares of our common stock in our December 2017 public offering, of which warrants to purchase 21,361 shares of common stock remain outstanding as of December 31, 2020. These common stock warrants that we issued in our December 2017 public offering had an exercise price of $42.00 per share and such exercise price was adjustable if we effected a stock split or combination or similar transaction, depending on the relative trading prices before and after the combination. Such common stock warrants also had anti-dilution protection in the event that we issue equity securities in the future below the then-exercise price of such warrants, and the exercise price of these warrants has been adjusted as a result of prior equity offerings. The exercise price of these warrants has been repriced to $0.0001 per share, as a result of our February 2020 underwritten public offering.  The issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to December 31, 2020, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $695.88 per share. During the period from January 1, 2021 to the date of the filing of this report, our stock price has ranged from $6.50 to $18.88. Following our reporting of preliminary results for the quarter and year ended December 31, 2020 on January 11, 2021, our stock price has ranged from $8.72 to $18.88.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In reviewing the effectiveness of our internal controls over financial reporting for the three months ended March 31, 2020, we concluded that we had a material weakness in internal control over financial reporting related to the accounting for warrants, which was remediated in the third quarter of 2020. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we continue to grow as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, or IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. For example, the U.S. government recently enacted the Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of taxable income (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income  and an elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additional changes to tax laws are likely to continue to occur in the future. In addition, the CARES Act, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in table years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2020. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $55.6 million and $48.7 million, respectively, which begin to expire in the year 2028 and 2022 through 2038, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that an ownership changes occurred prior to 2019. The result of these ownership changes is that approximately $5 million of our pre-change net operating loss carryforwards will not be available to us to offset future taxable income. In addition, we determined that an ownership change occurred in conjunction with our common stock offering in February 2020.  As a result, an additional $437,000 of our NOL’s will expire unutilized. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 of the Code. Under the TCJA, U.S. federal net operating loss carryforwards generated after December 31, 2019 will not be subject to expiration.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to operate our business during the COVID-19 pandemic;
•	our ability to achieve reimbursement from third-party payers for our products, including the establishment of reimbursement codes from third-party payers for our products;
•	our dependence upon external sources for the financing of our operations;
•	our ability to obtain and maintain our strategic collaborations and to realize the intended of such collaborations;
•	our ability to effectively execute our business plan;
•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;
•	our expectations as to our clinical research program and clinical results;
•	our ability to improve our products and develop new products;
•	our ability to manage the growth of our operations over time;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	our ability to gain and maintain regulatory approvals;
•	our ability to maintain relationships with existing customers and develop relationships with new customers;
•	our ability to compete and succeed in a highly competitive and evolving industry; and
•	other risks and uncertainties, including those listed under the captain “Risk Factors” in this Annual Report on Form 10-K .

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

Our primary offices are located at 137 Portland St. in Boston, Massachusetts, where we have a sublease expiring in August 2023 consisting of 9,094 square feet of office and laboratory space. Additionally, we have offices at 5601 Bridge St. in, Fort Worth, TX, where we have a lease expiring in December 2025 to operate a customer service call center consisting of approximately 2,800 square feet of office space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the U.S.

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

Holders of Record

On March 1, 2021, the closing price per share of our common stock was $12.55 as reported on The NYSE American, and we had approximately 130 stockholders of record (not including beneficial owners whose shares are held in street name).

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

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

In the fourth quarter of 2020, through a partial redemption pursuant to the terms of the Term Loan with Chicago Venture Partners, L.P., as amended (the “CVP Note”), we issued 20,007 shares of common stock to redeem $78,598 of the CVP Note, including accrued and unpaid interest thereon.

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

An increasing percentage of our revenue is derived from being a direct provider of our product to patients, which we refer to as direct billing. We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team will submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to cast the patient’s arm, then fabricate the MyoPro and deliver it to the patient. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Canada, Europe, and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and over forty VA facilities have already ordered devices for their patients.

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

•	On December 4, 2017, we completed a follow-on public offering, generating net proceeds of $10.4 million.
•	During 2018, an aggregate of 40,185 warrants were exercised for additional gross proceeds of $3.6 million.
•	In February 2019, we completed a follow-on public offering, generating net proceeds of $5.6 million.
•

In October 2019, we entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively the “Term Loan”) with Chicago Venture Partners, or CVP, which generated gross proceeds of $3.0 million.

Recent Developments

Underwritten Public Offerings

On February 12, 2020, we completed an underwritten public offering in which we sold 2,143,000 shares of our common stock and pre-funded warrants at a combined price of $7.00 per share less a nominal $0.0001 per share exercise price for the pre-funded warrants.  In addition, investors received a warrant to purchase one share of common stock at an exercise price of $7.50 per share. The offering was conducted pursuant to a registration statement on Form S-1 (Registration No. 333-235538 as amended, the “Registration Statement”), which the SEC declared effective on February 10, 2020. The gross proceeds to us were approximately $15.0 million. After deducting the underwriting discount and other offering expenses, net proceeds were approximately $13.5 million.

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

Amendment to Term Loan

On May 12, 2020, we amended our Term Loan with CVP into a convertible note (the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”). We agreed to pay CVP a fee of $105,000 in consideration of CVP’s agreement to make the Note convertible, with the fee being added to the outstanding balance of the Note. Among other things, the Amendment provided us the ability, subject to the terms and conditions contained therein, to satisfy certain repayment obligations through the issuance of common stock rather than in cash. Pursuant to the terms of the Note, CVP had the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to us (a “Redemption Notice”). Upon receipt of a Redemption Notice, we could, at our election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of our receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of our receipt of such Redemption Notice. CVP’s per share conversion price was 91% of the lowest daily volume weighted average price per share of our common stock on the NYSE American for the ten trading days immediately preceding such conversion. We could not make redemptions in shares of common stock and were required to satisfy such redemptions in cash within three trading days of receipt of the redemption notice if there was an Equity Conditions Failure (as defined in the Amendment). We were able to defer up to three redemptions for up to thirty days on the same terms as under the Term Loan. In addition, we could not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of our common stock outstanding on the date of such issuance. We were also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require the approval of our stockholders. During the fourth quarter of 2020, there was one redemption that we elected to repay in stock, which extinguished the remaining balance of the Note.

Certification as a Medicare Provider

In September 2020, we announced that CMS had certified us to be a Medicare provider.  Note that CMS has not made a coverage decision or determined a fee for the MyoPro as of the filing date of the Annual Report on Form 10-K.  In addition, we still must complete an audit to become accredited as a Medicare provider, however certification allows us to begin the process of trying to obtain contracts with commercial insurance companies and applying to be an in-network provider under certain state Medicaid plans.

China Joint Venture

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”).

Majority ownership in the JV, to be named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., will be held by Ryzur Medical and Chinaleaf Capital Management Co., Ltd., a private fund based in Shanghai that invests in growth opportunities in new technologies. We will own a minimum 19.9% stake in the JV. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV over five years. The establishment of the JV is subject to governmental filings and approvals in China.

Once established, the JV Agreement contemplates that we and JV will enter into a ten-year agreement to license our intellectual property and purchase MyoPro Control System units from us (the “Technology License Agreement”). Under the Technology License Agreement, we will be entitled to receive an upfront license fee of $2.5 million. Pursuant to the JV Agreement, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.  Payment of the license fee and transfer of technology requires the completion of certain milestones by the parties to the JV Agreement, which are expected to be completed before the end of 2021. In addition, the JV Agreement contemplates that we and the JV will enter into a trademark license agreement to license of certain of the Company’s trademarks (the “Trademark License Agreement”).

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

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the years presented.

	Year-to-year change
	2020	2019	$	%
Revenue	$7,583,371	$3,837,730	$3,745,641	98%
Cost of revenue	2,600,375	1,420,767	1,179,608	83
Gross profit	$4,982,996	$2,416,963	$2,566,033	106
Gross margin%	66%	63%		3%

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

Total revenue in 2020 increased by approximately $3.7 million, or 98% compared to 2019. The revenue increase was driven by both a higher number of revenue units and a higher average selling price.  Revenues generated in 2020 through the direct billing channel, increased to approximately $5.3 million, or 70% of revenue in 2020, compared to approximately $1.3 million, or 33% of revenue in 2019.  The increase in direct billing revenues, as well as a higher volume of Motion G products sold, were the drivers for our higher average selling price in 2020.

Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting, fabrication and fitting of our products, inventory reserves, warranty costs, royalties associated with licensed technologies and instruction.

Gross margin increased to 66% for the year ended December 31, 2020, as compared to 63% in the comparable period of 2019. The increase in gross margin was driven by higher average selling prices, partially offset by cost of revenues recorded in 2020 for products for which revenues will be recorded in a future period, as well as increased warranty reserves.

We expect our gross margins to vary depending on the mix of channel revenues and timing of reimbursements from certain third party payers, which impacts revenue recognition.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Year-to-year change
	2020	2019	$	%
Research and development	$1,669,188	$1,749,509	$(80,321)	(5%)
Selling, general and administrative	13,816,494	11,462,457	2,354,037	21
Total operating expenses	$15,485,682	$13,211,966	$2,273,716	17%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to increase on an annual basis, despite the delay in the launch of our pediatric device, which we refer to as MyoPal, due to the impact of COVID-19. As discussed above, certain amounts in R&D, as well as certain selling, general and administrative expenses, recorded during the twelve months ended December 31, 2019, have been reclassified to cost of revenues to confirm to the current year presentation.

R&D expenses decreased by approximately $0.1 million or 5% in 2020 compared to 2019. The decrease during 2020 was driven by lower payroll, consulting, and stock based compensation costs, partially offset by higher protype material costs.

Selling, general and administrative

Selling expenses consist of costs for our clinical field staff and marketing personnel, including salaries, benefits, bonuses, stock-based compensation, commissions, costs of marketing and promotional events, clinical studies, corporate communications, product marketing and travel expenses. Sales commissions are generally earned and recorded as expense when the revenue is recognized. We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

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

Selling, general and administrative expenses increased by approximately $2.4 million or 21% in 2020 compared to 2019. The increases were primarily due to higher payroll, legal, consulting, advertising, rent, and insurance costs, which were partially offset by lower travel expenses as a result of cost reductions from implementing telehealth techniques for patient evaluations and decreased business travel as a result of the COVID-19 pandemic. Payroll costs increased primarily as a result of adding headcount to support, sales, marketing and reimbursement efforts, which was partially offset by lower consulting costs. Advertising expenses increased due primarily to expansion of our digital advertising activity in order to grow our candidate pipeline. Rent expense increased due to additional space requirements to support higher headcount, as well as rent increases. Insurance costs increased primarily due to higher director and officer insurance premiums.

Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from two to three years.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Year-to-year change
	2020	2019	$	%
Change in fair value of derivative liabilities	$(122,706)	$(194,485)	$71,779	(37)%
Interest (income) and other expense, net	255,906	(1,140)	257,046	N/M
Non-cash interest expense	218,803	113,631	105,172	93%
Loss on early extinguishment of debt	709,222	-	709,222	N/M
Total other expense (income)	$1,061,225	$(81,994)	$1,143,219	N/M

The change in the fair value of derivative liabilities of approximately $0.1 million was primarily due to the decrease in the fair value of the derivative liabilities for the warrants issued to our selling agents for our public offering in February 2019 and the decrease in the value of the derivative liability associated with our Note, which was extinguished in 2020.

The increase in interest and other expense of approximately $0.3 million, net and non-cash interest expense of approximately $0.1 million is primarily due to interest expense on our Term Loan that we entered into in October 2019.

Loss on extinguishment of debt of $0.7 million was recorded as a result of the write off of debt discounts due to prepaying 50% of the outstanding balance of our Term Loan concurrent with the closing our public equity offering in February 2020 and subsequent payments made in stock which resulted in extinguishment of debt.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock based-compensation and the impact of the change in fair value of our derivative liabilities.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our debt, including non-cash interest expense from the amortization of the debt discount;
•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not include other income (expense);
•	Adjusted EBITDA does not include depreciation expense from fixed assets;
•	Adjusted EBITDA does not include the impact of stock-based compensation; and
•	Adjusted EBITDA does not include the change in fair value of our derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2020	2019
GAAP net loss	$(11,563,911)	$(10,713,009)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	255,906	(1,140)
Non-cash interest expense	218,803	113,631
Loss on extinguishment of debt	709,222	-
Depreciation expense	105,382	95,124
Stock-based compensation	614,302	907,993
Change in fair value of derivative liabilities	(122,706)	(194,485)
Adjusted EBITDA	$(9,783,002)	$(9,791,886)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2020	2019
Cash	$12,241,261	$4,465,455
Working capital	11,576,270	2,265,952

We had working capital and stockholders’ equity of approximately $11.6 million and $11.6 million respectively, as of December 31, 2020. We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million. The purpose of this offering was to provide additional capital to allow us to execute on our strategy to achieve cash flow breakeven.  This funding, in addition to funding of $5.0 million received under our ATM facility during the year ended December 31, 2020 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Annual Report on Form 10-K.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.  If public health restrictions on travel and patient interaction are broadly reinstated in the first quarter of 2021 due to the recent increase in COVID-19 infections in the U.S., that will have an adverse effect on our business, and it is likely that we will need to raise additional capital to sustain our operations through the first half of 2022. We believe that we have access to capital resources through payment of the technology license fee associated with our JV in China, possible public or private equity offerings, including usage of our ATM facility with B. Riley FBR, Inc, or B. Riley FBR, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms.   During the year ended December 31, 2020, we sold 1,181,096 shares of common stock under the ATM facility, at a weighted average sales price of approximately $4.41 per share, generating net proceeds after sales commissions of approximately $5 million. We may offer and sell shares from time to time under the ATM facility up to $15.0 million in the aggregate. We have remaining capacity under our ATM facility of approximately $9.8 million. However, due to our public float, the amount of securities we may sell from time to time under the registration statement which registered the ATM facility is subject to the limitations imposed by General Instruction I.B.6 of Form S-3. The registration statement expires in July 2021. Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

On May 12, 2020 (the “Issuance Date”), we entered an amendment to our Term Loan with CVP to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of our repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”) in which we, at our option, may pay monthly redemptions in either cash or shares of common stock.  If we elected to repay CVP in common stock, we were required to do so within three trading days of receipt of a redemption notice.  If we made a redemption payment to CVP in shares of common stock, the number of shares issued was based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days. The maximum amount that CVP could redeem in any month was $400,000 for the first three redemptions and $300,000 thereafter until the Note was repaid in full.  In order for us to repay the Note in shares of common stock, certain conditions had to be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default had occurred, and (iv) aggregate shares of common stock issued to CVP could not exceed 19.99% of our outstanding common stock on the Issuance Date without prior shareholder approval.  If we were not able to make a redemption payment in shares of common stock due to not meeting any of these conditions, we were required to make the redemption payment in cash within three trading days from the date of the redemption notice.  If we elected to make the redemption payment in cash, payment had to be made within seven trading days. The Note also included a restriction that prevented CVP from owning more than 9.99% of our common stock at any one time.  In addition, the amendment included a restructuring fee of $105,000, which was added to the outstanding balance of the Note on the Issuance Date. During the year ended December 31, 2020, we issued 544,526 shares of common stock to CVP to repay the Note in full, by issuing freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

Cash Flows

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(9,032,896)	$(10,341,817)
Net cash used in investing activities	(45,752)	(51,991)
Net cash provided by financing activities	16,780,576	8,318,469
Net increase (decrease) in cash, cash equivalents, and restricted cash excluding foreign exchange effect	$7,701,928	$(2,075,339)

Operating Activities. The net cash used in operating activities for the year ended December 31, 2020 was primarily used to fund a net loss net of non-cash items of approximately $9.9 million, including non-cash expenses in the aggregate amount of approximately $1.7 million of which approximately $0.6 million of non-cash adjustments related to stock-based compensation, and $0.7 million for loss on extinguishment of debt, and approximately $0.9 million of cash generated from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets, offset by increases in inventory and accounts receivable.

Investing Activities. During the year ended December 31, 2020 our cash used in investing activities of less than $0.1 million was for the acquisition of equipment.

Financing Activities. During the year ended December 31, 2020 cash provided by financing activities of approximately $16.8 million was primarily due to approximately $13.5 million of proceeds received from our public offering in February 2020, and net proceeds of approximately 5.0 million from the issuance of shares through our ATM in 2020, partially offset by $1.7 million of cash used for the repayment of debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2020 and December 31, 2019.

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

For revenue derived from certain insurance companies where we have demonstrated sufficient payment history, we recognize revenue when we receive a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration we expect to receive in exchange for the device. These insurers represented approximately 40% of the direct billing channel revenue in 2020.

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

Leases

We account for leases under ASC 842. We assess whether a contract is or contains a lease at inception of the contract and recognize right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, we recognize the lease payments as an operating expense on a straight-line basis over the term of the lease.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2020 and 2019, and as a result, all potentially dilutive common shares are considered antidilutive for these years.

Recent Accounting Standards

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

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $12.2 million as of December 31, 2020, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

 Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

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

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2020.

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

4.7

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 in the Registrant’s Form 10-K filed on March 13, 2020)

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

Employment Agreement Amendment 1, dated December 13, 2019, by and between the Company and Paul R. Gudonis (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on December 18, 2019)

10.24

Equity Joint Venture Contract, by and between Myomo, Inc. and Beijing Ryzur Medical Investment Co., Ltd., dated as of January 21, 2021 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on January 26, 2021).

10.25

Fabrication and Services Agreement, by and between Myomo, Inc. and Geauga Rehabilitation Engineering, Inc., dated as of January 21, 2021 (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on January 26, 2021).

10.26*	Sublease between Myomo, Inc. and Upstatement, LLC dated December 17, 2020.

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i)  Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2021.

Myomo, Inc.,

By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2021

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021

/s/ Amy Knapp Amy Knapp	Director	March 10, 2021

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 10, 2021

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 10, 2021

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myomo, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 10, 2021

MYOMO, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$12,241,261	$4,465,455
Accounts receivable, net	924,916	424,287
Inventories, net	707,114	439,533
Prepaid expenses and other	572,684	820,206
Total Current Assets	14,445,975	6,149,481
Restricted cash	-	75,000
Deferred offering costs	—	219,240
Equipment, net	95,023	154,972
Operating lease assets with right-of-use	168,784	-
Total Assets	$14,709,782	$6,598,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, net of discount of $676,703 at December 31, 2019	$-	$1,763,887
Accounts payable and accrued expenses	2,848,904	1,738,490
Current operating lease liability	18,289	-
Derivative liabilities	-	378,239
Deferred revenue	2,512	2,913
Total Current Liabilities	2,869,705	3,883,529
Long-term debt, net of discount of $36,169 at December 31, 2019	-	888,961
Other long-term liabilities	118,060	-
Non-current operating lease liability	155,148	-
Deferred revenue	1,495	1,495
Total Liabilities	3,144,408	4,773,985
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock par value $0.0001 per share 100,000,000 shares authorized; 4,593,184 and 574,524 shares issued as of December 31, 2020 and 2019, respectively, and 4,593,157 and 574,497 shares outstanding as of December 31, 2020 and 2019, respectively.	457	57
Additional paid-in capital	79,273,964	57,957,097
Accumulated other comprehensive loss	(12,690)	-
Accumulated deficit	(67,689,893)	(56,125,982)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	11,565,374	1,824,708
Total Liabilities and Stockholders’ Equity	$14,709,782	$6,598,693

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2020	2019
Revenue	$7,583,371	$3,837,730
Cost of revenue	2,600,375	1,420,767
Gross profit	4,982,996	2,416,963
Operating expenses:
Research and development	1,669,188	1,749,509
Selling, general and administrative	13,816,494	11,462,457
	15,485,682	13,211,966
Loss from operations	(10,502,686)	(10,795,003)
Other expense (income)
Change in fair value of derivative liabilities	(122,706)	(194,485)
Interest (income) and other expense, net	255,906	(1,140)
Non-cash interest expense, debt discount	218,803	113,631
Loss of early extinguishment of debt	709,222	-
	1,061,225	(81,994)
Net loss	$(11,563,911)	$(10,713,009)

Deemed dividend on repricing of warrants (2019 revised)	(670,632)	(797,637)

Net loss attributable to common stockholders	$(12,234,543)	$(11,510,646)

Weighted average number of common shares outstanding:
Basic and diluted	3,329,868	553,782
Net loss per share available to common stockholders:
Basic and diluted	$(3.67)	$(20.79)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2020	2019
Net loss	$(11,563,911)	$(10,713,009)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(12,690)	-
Other comprehensive loss	(12,690)	-
Comprehensive loss	$(11,576,601)	$(10,713,009)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional					Total
	Common stock		paid-in	Comprehensive	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	Equity
Balance, January 1, 2019	415,006	$41	$51,721,834	-	$(45,289,526)	27	$(6,464)	$6,425,885
Cumulative impact of ASC 606	—	—	-	-	(123,447)	—	—	(123,447)
Proceeds from public offering, net of offering costs of $710,572	151,417	15	5,603,814	-	—	—	—	5,603,829
Common stock issued upon vesting of restricted stock units, net of 1,836 shares withheld for employee taxes	6,490	1	(80,251)	-	—	—	—	(80,250)
Restricted stock vested, net of 2 shares withheld for employee taxes	1,280	-	(72)	-	—	—	—	(72)
Exercise of common stock options	331	-	15	-	—	—	—	15
Warrants issued as offering costs and recorded as a derivative liability	-	—	(196,236)	-	—	—	—	(196,236)
Stock-based compensation	—	—	907,993	-	—	—	—	907,993
Net loss	—	—	—	—	(10,713,009)	—	—	(10,713,009)
Balance, December 31, 2019	574,524	57	57,957,097	—	(56,125,982)	27	(6,464)	1,824,708
Proceeds from public offering, net of offering costs of $1,499,370 in current period and $161,253 in prior period	1,660,000	166	13,475,369	—	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	—	48
Proceeds from issuances under at-market sales facility, net of offering costs of $131,976 in prior period	1,181,096	118	4,917,457	—	—	—	—	4,917,575
Issuances of common stock to repay debt	544,526	54	2,150,351	—	—	—	—	2,150,405
Exercise of Warrants	118,835	10	161,240	—	—	—	—	161,250
Common stock issued upon vesting of restricted stock units,net of 489 shares withheld for taxes	30,561	3	(1,855)	—	—	—	—	(1,852)
Restricted stock vested	588	1		—	—	—	—	1
Exercise of stock options	123	—	3	—	—	—	—	3
Adjustment due to reverse stock split	(69)
Stock-based compensation	—	—	614,302	—	—	—	—	614,302
Unrealized loss on foreign currency	—	—	—	(12,690)	—	—	—	(12,690)
Net loss	—	—	—	—	(11,563,911)	—	—	(11,563,911)
Balance, December 31, 2020	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,563,911)	$(10,713,009)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	105,382	95,124
Stock-based compensation	614,302	907,993
Loss on disposal of asset	547	2,481
Bad debt expense	9,839	—
Non-cash interest expense, debt discount	218,803	113,631
Amortization of original issue discount	161,869	58,296
Amortization of right-of-use assets	3,288	—
Loss on extinguishment of debt	709,222	—
Inventory reserve	—	(71,265)
Change in fair value of derivative liabilities	(122,706)	(194,485)
Other non-cash charges	(18,446)	9,423
Changes in operating assets and liabilities:
Accounts receivable	(522,944)	(42,028)
Inventories	(271,545)	(213,562)
Prepaid expenses and other	248,464	(163,742)
Other assets	57,987	(87,265)
Accounts payable and accrued expenses	1,217,929	60,742
Operating lease liabilities	1,365	-
Deferred revenue	(401)	2,418
Other liabilities	118,060	-
Customer advance payments	-	(106,569)
Net cash used in operating activities	(9,032,896)	(10,341,817)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(45,752)	(51,991)
Net cash used in investing activities	(45,752)	(51,991)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	2,788,019
Repayment of debt	(1,703,552)	—
Payment of prepayment penalty on debt	(255,533)	—
Net proceeds from common stock offering	13,504,812	5,603,829
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(1,855)	(80,322)
Proceeds from exercise of stock options	3	15
Proceeds from exercise of warrants	161,298	—
Proceeds from at the market offering, net of offering costs	5,049,551	—
Proceeds from payments under grants	25,852	6,928
Net cash provided by financing activities	16,780,576	8,318,469

Effect of foreign exchange rate changes on cash	(1,122)	—

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,700,806	(2,075,339)

Cash, cash equivalents, and restricted cash beginning of year	4,540,455	6,615,794

Cash, cash equivalents, and restricted cash end of year	$12,241,261	$4,540,455
SUPPLEMENTAL DISCLOSURE OF NON-CASH INTEREST, INVESTING, AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$2,743	$17,715
Sales demo equipment transferred to rental inventory	$2,514	$—
Deferred issuance costs to additional paid-in capital paid in prior period	$161,253	$—
Issuance of common stock for debt	$2,150,405	$—
Right of use assets obtained in exchange for lease obligations	$172,072	$—
Cumulative impact from the adoption of ASC 606	$—	$(123,447)
Issuance of selling agent warrants	$—	$196,236
Put option bifurcated from term loan	$—	$372,827
Accrued interest converted to principal	$—	$65,270

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shelf Registration Statement

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “ATM”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM. The ATM was suspended following the Company’s follow-on public offering in February 2019 and reinstated in May 2020. See Note 7 – Preferred and Common Stock, for further information.

Follow-on Public Offerings

In February 2020, the Company completed a follow-on offering of 1,660,000 shares of its common stock and 1,660,000 investor warrants to purchase one share of the Company’s common stock at a combined offering price of $7.00 per share.  In addition, the Company sold 483,000 pre-funded warrants and 483,000 investor warrants to purchase one share of the Company’s common stock at a combined offering price of $6.999 per share. The offering generated approximately $13.5 million in net proceeds to the Company.  See Note 7 – Preferred and Common Stock, for further information.

In February 2019, the Company completed a follow-on offering of 151,417 shares of its common stock, including the underwriter’s exercise of its over-allotment option, generating net proceeds of approximately $5.6 million. See Note 7 – Common Stock, for further information.

Term Loan

On October 22, 2019, the Company entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (“CVP “or “Lender”). Under the Term Loan, the Company received gross proceeds of $3.0 million, excluding fees and expenses. Including an original issue discount, the Company repaid the Lender $3.3 million.  See Note 6 – Debt, for further information

Reverse Stock Split

On January 30, 2020, we filed with the State of Delaware an amendment to our Eighth Amended and Restated Certificate of Incorporation for a one-for-thirty reverse split of our common stock. All share and per share information has been restated retroactively, giving effect to the reverse stock split for all periods presented. There was no change to reported net loss in any period presented.

Liquidity

The Company incurred net losses of approximately $11,564,000 and $10,713,000 during the years ended December 31, 2020 and 2019, respectively, and has an accumulated deficit of approximately $67,690,000 and $56,126,000 at December 31, 2020 and 2019, respectively. Cash used in operating activities was approximately $9,033,000 and $10,342,000 for the years ended December 31, 2020 and 2019, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

 Management’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products, and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their billing contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of a license fee associated with the Company’s entry into a joint venture and technology license agreement (See Note 13 – Subsequent Events), possible public or private equity offerings, including usage of its ATM facility (approximately $10 million remaining availability), exercises of outstanding warrants, additional debt financings, or other means.  Additional debt financing may contain other terms that are not favorable to the Company or its stockholders. Historical losses, quantitatively, give rise to substantial doubt regarding the Company’s ability to continue to operate as a going concern. However, based on the company's latitude as to the timing and amount of certain expenses, and its current cash position, the Company believes that the substantial doubt is mitigated as of the issuance date of these financial statements.

In February 2020, the Company completed a follow-on offering of its common stock, generating net proceeds of approximately $13.5 million. Based upon its expected cash flows and the funds raised in the February 2020 equity offering, as well as proceeds received from exercises of warrants and issuances under the ATM, the Company believes that its available cash will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Revised Financial Statements

During the preparation of its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, the Company determined that it had omitted to record a deemed dividend on the repricing of warrants it issued in 2017 (the “Roth 2017 Warrants”) as a result of the completion of an underwritten public offering in February 2019 (the February 2019 Offering”), which resulted in an understatement of net loss attributable to common stockholders and loss per share attributable to common stockholders for the year ended December 31, 2019.  The Company assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material as there was no impact on net loss, stockholders’ equity, or any other balance sheet item and cash flows, among other considerations.  As such, the correction of the error is revised in the December 31, 2019 statement of operations.

The effect of this revision on the line items within the statement of operations for the year ended December 31, 2019 was as follows:

	Year Ended December 31, 2019
	Previously reported	Adjustments	As revised
Net loss attributable to common stockholders	$(10,713,009)	$(797,637)	$(11,510,646)
Net loss per share attributable to common stockholders	$(19.35)	$(1.44)	$(20.79)

The Company determined that this error was a material weakness in internal control over financial reporting, which was remediated during the third quarter of 2020.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH, which was formed on January 30, 2020. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2020 and 2019.

Reclassifications

Certain prior year amounts in research and development and sales and marketing expenses have been reclassified to cost of goods sold to conform with the current year presentation. Certain current liabilities have been reclassified as accounts payable and accrued expenses to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include the allowance for doubtful accounts, deferred tax valuation allowances, valuation of stock-based compensation, valuation of embedded derivative liabilities, warranty obligations and reserves for slow-moving inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2020 and 2019.

Restricted cash, which was released in 2020, consists of cash deposited with a financial institution as collateral for Company employee credit cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	2020	2019
Cash and cash equivalents	$12,241,261	$4,465,455
Restricted cash	-	75,000
Total cash, cash equivalents, and restricted cash in the balance sheet	$12,241,261	$4,540,455

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2020 and 2019, the Company recorded an allowance for doubtful accounts, which was immaterial to the financial statements.

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

Equipment

Equipment is stated at historical cost, net of accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Demonstration units are sometimes provided by the Company’s to its indirect sales channel for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the statements of operations to selling, general, and administrative expense. During the years ended December 31, 2020 and 2019, the Company charged to operations approximately $61,700 and $152,200, respectively, for these units. Demonstrations units provided to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units are provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expense. During the year ended December 31, 2020 and 2019 the Company charged to operations approximately $15,400 and $31,100, respectively, of these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2020 and 2019.

Accounts Payable and Other Accrued Expenses:

	2020	2019
Trade payables	$180,499	$450,101
Accrued compensation and benefits	1,843,402	889,583
Accrued professional services	92,399	142,804
Deferred payroll taxes under CARES Act	118,060	-
Warranty reserve	119,713	81,981
Other	494,831	173,981
	$2,848,904	$1,738,450

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

Leases

The Company accounts for leases under ASC 842. The Company assesses whether a contract is or contains a lease at inception of the contract and recognizes right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease.

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, we recognize revenue when we receive a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration we expect to receive in exchange for the device.  During the fourth quarter of 2020, the Company made such a determination for certain insurers. These insurers represented approximately 40% of direct billing channel revenue in 2020.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis.  During the year ended December 31, 2020, the Company recognized revenue of approximately $490,800 from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $2,500 and $2,900 of deferred revenue as of December 31, 2020 and 2019, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	2020	2019
Clinical/medical providers	$2,255,263	$2,553,099
Direct-to-patient	5,328,108	1,284,631
Total revenue from contracts with customers	$7,583,371	$3,837,730

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from certain third party payers, which triggers revenue recognition. For the years ended December 31, 2020 and December 31, 2019, the Company recorded cost of goods sold of approximately $216,100 and $120,300, respectively without corresponding revenue.  The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.  The Company recorded a net increase to opening accumulated deficit of approximately $123,000 as of January 1, 2019 due to the cumulative impact of adopting Topic 606.

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

The Company files income tax returns in federal and state jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2017. Currently, there are no income tax audits in process.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro.  Net foreign currency gains and losses during the year ended December 31, 2020 were immaterial and included in accumulated other comprehensive loss in the consolidated balance sheets. Transaction foreign exchange gains and losses are included in net loss. Foreign exchange translation gains and losses from the functional currency of Myomo Europe GmbH, which is the euro, to USD are captured in other comprehensive loss. The balance sheet is translated using the spot date on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2020 and 2019, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2020 and 2019 consist of:

	2020	2019
Options	24,088	21,806
Warrants	2,709,159	181,176
Restricted stock units	276,568	18,395
Restricted stock	30	659
Total	3,009,845	222,036

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $841,300 and $301,700 in 2020 and 2019, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Recent Accounting Standards

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

Note 3 — Inventories

Inventories consist of the following at December 31:

	2020	2019
Finished goods	$40,682	$46,854
Work in Process	18,000	-
Rental units	62,531	23,418
Parts and subassemblies	603,443	372,996
	724,656	443,268
Less: Reserve for rental units	(17,542)	(3,735)
Inventories, net	$707,114	$439,533

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2020	2019
Computer equipment	$119,780	$104,384
Sales demonstration units	187,179	186,951
R&D tools and molds	52,644	52,644
Leasehold improvements	4,900	-
Furniture and fixtures	17,965	3,270
	382,468	347,249
Less: accumulated depreciation	(287,445)	(192,277)
Equipment, net	$95,023	$154,972

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

Cash equivalents, which are measured at fair value, and derivative liabilities (see Notes 6 and 9), which are measured at fair value on a recurring basis at December 31, 2020 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020 Total
Cash equivalents	$11,718,319	—	—	$11,718,319

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

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2020 and 2019:

	Warrants	Debt Derivative	Total
Balance – January 1, 2019	$3,661	$—	$3,661
Fair Value of common stock warrant issued	$196,236	$—	$196,236
Fair value of debt derivative liability	$—	$372,827	$372,827
Change in fair value of derivative liability	(192,629)	(1,856)	(194,485)
Balance – December 31, 2019	7,268	370,971	378,239
Payment against derivative liability	-	(255,533)	(255,533)
Change in fair value of derivative liabilities	(7,268)	(115,438)	(122,706)
Balance – December 31, 2020	$-	$-	$-

Weighted average assumptions utilized in the valuation of Level 3 liabilities for warrants at December 31, 2019 were as follows:

Risk-free interest rate	1.62%
Expected life	3.05 years
Expected volatility of underlying stock	66%
Expected dividend yield	—

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

Note 6 – Debt

On October 22, 2019, the Company entered into a Term Loan with CVP. Under the Term Loan, the Company received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount the Company repaid CVP $3.3 million. The Term Loan bears interest at a rate of 10% and matures 18 months from the issuance date. Monthly redemptions of up to $300,000 began six months from the inception date, with the actual amount to be determined by CVP. The Term Loan was secured by all of the Company’s assets, except for its intellectual property. Subject to the terms and conditions set forth in the Term Loan, the Company could prepay all or any portion of the outstanding balance of the Term Loan, which includes accrued but unpaid interest, as well as collections and enforcement costs, transfer, stamp, issuance and similar taxes and fees incurred under the Term Loan, at any time subject to a prepayment penalty of 15% of the amount of the outstanding balance to be repaid. For so long as the Term Loan remained outstanding, the Company agreed to pay CVP 50% of the outstanding balance of the Term Loan from net proceeds it receives from the sale of its common stock or other equity (excluding sales of common stock under the at market sales agreement, dated as of July 2, 2018 with B. Riley FBR Inc.), which payments would be applied towards and reduce the outstanding balance of the Term Loan. As of December 31, 2019, the outstanding balance of the Term Loan, including accrued interest, but excluding the unamortized debt discount was approximately $3,366,000, of which approximately $925,000 was classified as long-term. As required by the terms of the Term Loan, the Company paid CVP approximately $1,703,600 out of the net proceeds of its equity offering in February 2020

On May 12, 2020 (the “Issuance Date”), the Company entered an amendment to its Term Loan with CVP to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”) in which the Company, at its option, could pay monthly redemptions in either cash or shares of common stock.  If the Company elected to repay CVP in common stock, it was required to do so within three trading days of receipt of a redemption notice.  If the Company made a redemption payment to CVP in shares of common stock, the number of shares issued was based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days.  The maximum amount that CVP could redeem in any month was $400,000 for the first three redemptions and $300,000 thereafter until the Note was repaid in full.  In order for the Company to repay the Note in shares of common stock, certain conditions had to be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default had occurred, and (iv) aggregate shares of common stock issued to CVP could not exceed 19.99% of the Company’s outstanding common stock on the Issuance Date without prior shareholder approval.   The Note included a restriction that prevented CVP from owning more than 9.99% of the Company’s common stock at any one time.  In addition, the amendment included a restructuring fee of $105,000, which was added to the outstanding balance of the Note on the Issuance Date.  During the year ended December 31, 2020, the Company issued 544,526 shares of common stock to CVP to repay the Note in full, by issuing freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

In addition to the original issue discount, the Company incurred debt issuance costs, including a commission paid to its placement agent, of approximately $212,000.  Both the original issue discount and the debt issuance costs were recorded as a debt discount and were amortized into interest expense over the term of the Term Loan using the effective interest method.

The provision in the Term Loan that the Company must pay CVP 50% of the outstanding balance of the Term Loan plus a 15% prepayment fee from the net proceeds it receives from an equity offering as discussed above, was determined by the Company to not be clearly and closely related to the host instrument.  Therefore, the Company bifurcated the embedded component from the Term Loan and accounted for it separately as a derivative liability with an offsetting increase in the debt discount.  To determine the fair value of the entire Term Loan, the debt component was separated from the equity payment derivative liability component.  The cash flows of both components were then discounted using the fair value assumptions noted in Note 5.  The Company recorded a derivative liability and corresponding debt discount of approximately $372,800 at the inception date of the Term Loan.  The Company amortized the debt discount associated with the derivative liability using the effective interest method over the term of the Term Loan.

Interest expense under the Term Loan and the Note, including amortization of the debt discount was approximately $492,600 and $237,700, of which approximately $218,800 and $113,600 was non-cash interest expense for the year ended December 31, 2020 and December 31, 2019, respectively. Loss on extinguishment of the loan was approximately $709,000 for the year ended December 31, 2020. The term loan was extinguished in the fourth quarter of 2020.

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

On July 2, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $75 million, subject to the limitations of the Shelf. The Company simultaneously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. Concurrent with the follow-on public offering in February 2019, the Company suspended the Sales Agreement, which was reinstated in May 2020. The Company sold 1,181,096 shares through the ATM in 2020, at an average selling price of $4.41 per share, raising approximately $5,049,600.

During the year ended December 31, 2020 and 2019, the Company issued 123 and 331 shares of common stock through the exercise of stock options.

During the years ended December 31, 2020 and 2019, the Company issued 30,561 and 6,490 shares of common stock, net of 489 and 1,836 shares withheld for employee taxes, respectively, upon the vesting of restricted stock units.

During the year ended December 31, 2020 and 2019, the Company issued 588 and 1,280 shares of common stock upon the vesting of restricted stock awards, respectively.

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

On January 1, 2020, the number of shares reserved and available for issuance under the 2018 Plan increased by 22,980 shares. At December 31, 2020, there were 90,905 shares available for future grant under the 2018 Plan.

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

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2019	24,125	$72.6000	8.51	$157,260
Granted	6,033	31.7700
Forfeited or cancelled	(4,236)	69.0200
Expired	(3,786)	72.9700
Exercised	(331)	0.0500
Balance at December 31, 2019	21,805	63.0000	7.83	$17,581
Granted	5,000	4.4700
Adjustment due to reverse stock split	28	63.0000
Forfeited or cancelled	(123)	0.0500
Expired	(2,201)	58.6600
Exercised	(421)	80.5500
Balance at December 31, 2020	24,088	$51.2900	7.51	$23,194
Options exercisable at December 31, 2019	13,763	$70.2800	7.17	$17,581
Options exercisable at December 31, 2020	14,998	$68.0300	6.58	$11,894

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2020 and 2019. The weighted-average grant date fair value per share was $3.73 and $57.37 for the years ended December 31, 2020 and 2019, respectively. The following weighted average assumptions underlying the calculation of grant date fair value are as follows:

	2020	2019
Volatility	110.14%	62.55%
Risk-free interest rate	0.54%	2.16%
Weighted-average expected option term (in years)	6.25	6.46
Dividend yield	0%	0%

The stock price volatility for the Company’s options was determined using a blend of the Company’s historical volatility since its initial public offering in June 2017 and the historical volatilities for industry peers. The risk-free interest rate was derived from U.S. Treasury rates existing on the date of grant for the applicable expected option term. The expected term represents the period of time that options are expected to be outstanding. Because the Company has only very limited historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period. The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

Restricted Stock Awards

Restricted stock activity for the years ended December 31, 2020 and 2019 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as January 1, 2019	1,275	$144.00	1.39
Awarded	569	17.83
Vested	(1,185)	102.45
Canceled	—	—
Outstanding as December 31, 2019	659	109.91	0.97
Awarded	-	-
Vested	(609)	102.41
Canceled	(20)	202.50%
Outstanding as of December 31, 2020	30	$202.50	0.62

Restricted Stock Units

Restricted stock unit activity for the years ended December 31, 2020 and 2019 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2019	1,270	$100.50	1.49
Awarded	26,501	28.75
Vested	(8,105)	47.38
Canceled	(1,271)	35.83
Outstanding as of December 31, 2019	18,395	25.00	1.65
Awarded	294,530	3.70
Vested	(31,050)	9.65
Canceled	(5,307)	15.57
Outstanding as of December 31, 2020	276,568	$4.22	2.36

On February 18, 2019 the Company granted 1,666 restricted stock units to an executive officer which vest over four years.  On June 5, 2019, the Company granted an aggregate of 7,666 restricted stock units to executive officers and a key employee, which vest over two years. On October 18, 2019, the Company granted 6,666 restricted stock units to its Chief Executive Officer.  These units become eligible for vesting upon the completion of five individual performance goals, with each tranche worth 1,333 units.  Upon completion of each performance objective, the tranche becomes eligible for vesting. Vesting occurs in equal annual installments beginning September 25, 2020.  As of December 31, 2019, two performance goals had been achieved. As of December 31, 2020, a third performance goal was achieved. As a result, 4,000 restricted stock units are subject to vesting.

On June 5, 2019, the Company issued 1,111 restricted stock units to each non-employee member of its board of directors, with 83 restricted stock units being forfeited in October 2019 when one director resigned. The restricted stock units became fully vested on June 5, 2020.

In 2020, the Company granted an aggregate of 160,500 restricted stock units to executive officers, which vest over three to four years.

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

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and restricted stock awards to employees and directors, and restricted stock units to employees in the statements of operations as follows:

	2020	2019
Cost of goods sold	$32,367	$14,518
Research and development	81,033	107,413
Selling, general and administrative	500,902	786,062
Total	$614,302	$907,993

As of December 31, 2020, there was approximately $124,800 of unrecognized compensation cost related to unvested stock options and is expected to recognized over a weighted-average period of 2.08 years.

As of December 31, 2020, there was approximately $5,000 of total unrecognized compensation cost related to unvested restricted stock awards and is expected to recognized over a weighted-average period of 0.62 years.

As of December 31, 2020, there was approximately $887,500 of unrecognized compensation cost related to unvested restricted stock unit awards and is expected to recognized over a weighted-average period of 2.36 years.

Note 9 — Warrants

On February 12, 2019, the Company issued to the underwriter of its public equity offering a warrant (the “Underwriter Warrant”) to purchase 12,113 shares of common stock. The Underwriter Warrant has an exercise price of $52.50 per share and may be exercised on a cashless basis in certain circumstances as specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and expires on February 12, 2023. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction. In the event of a fundamental transaction, the warrant may be payable to the holder in cash in certain circumstances.  For that reason, the Company is accounting for the warrant as a derivative liability, which is recorded at fair value. At inception, the Company recorded a derivative liability of approximately $196,200.  At December 31, 2020, the derivative liability was determined to have no fair value, and the Company recorded a loss from the change in fair value of derivative liabilities of approximately $122,700 for the year ended December 31, 2020.  See Note 5 – Fair Value of Financial Instruments, for a description of the valuation assumptions used to value the derivative liability.

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2020 and 2019:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2019	169,063	169,063	$121.50	$121.80
Issued	12,113	12,113	52.50	52.50
Exercised	-	-	-	-
Balance, Dec 31, 2019	181,176	181,176	86.40	86.40
Issued	2,694,823	2,694,823	7.46	7.46
Expired	(48,005)	(48,005)	198.98	198.98
Exercised	(118,835)	(118,835)	1.36	1.36
Balance, Dec 31, 2020	2,709,159	2,709,159	$7.77	$7.77

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2020 was 4.1 years.

Note 10 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a minority shareholder and employee executive officer of the Company. Sales to this related party are sold at standard list prices. During the years ended December 31, 2020 and 2019 revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $175,900 and $51,700, respectively. Accounts receivable from the related party were $44,900 and $25,900 at December 31, 2020 and December 31, 2019, respectively.

The Company also obtains consulting and fabrication services from the same related party. Charges for these services amounted to approximately $457,200 and $490,500 during the years ended December 31, 2020 and 2019, respectively. Included in accounts payable and accrued expenses at December 31, 2019 and 2018 is approximately $29,600 and $47,400, respectively, due to the related party.

In January 2021, the Company entered into a new fabrication services agreement with this related party.  See Note 13 – Subsequent Events for further details.

Note 11 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Operating Leases

 On January 1, 2020, the Company adopted Topic 842. There was no impact to retained earnings upon adoption of Topic 842.

The Company has a non-cancelable lease agreement for its office space in Fort Worth, TX expiring in 2025 with early termination available at the company’s discretion in 2023. Additionally, the company has a month-to-month lease agreement for office space in Cambridge, MA. Termination options were not included in the lease term for the Company's existing operating lease. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2020, operating lease assets were approximately $168,800 and operating lease liabilities were approximately $173,400. The maturity of the Company’s operating lease liabilities as of December 31, 2020, are as follows:

As of December 31, 2020
2021	$48,612
2022	54,638
2023	56,245
2024	57,852
2025	59,459
Thereafter	0
Total future minimum lease payments	276,806
Less imputed interest	103,369
Total operating lease liabilities	$173,437
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$18,289
Non-current operating lease liabilities	155,148
Total operating lease liabilities	$173,437

For the twelve months ended December 31, 2020, the total lease cost is comprised of the following amounts:

Year Ended
December 31, 2020
Operating lease expense	9,072
Short-term lease expense	631,433
Total lease expense	$640,505

The following summarizes additional information related to operating leases:

As of December 31, 2020
Weighted-average remaining lease term	3.1
Weighted-average discount rate	20%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

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

The future minimum amounts due under this agreement for the next three years are as follows:

2021	$25,000
2022	25,000
2023 (year patents expire)	25,000

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

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain revenue and commercialization milestones of the Company required under the License Agreement. Under the waiver agreement, MIT waived the compliance with any and all of such milestone obligations prior to the date of the waiver agreement. For the year ended December 31, 2020 the Company met its minimum sales covenant of $750,000.

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

Changes in warranty liability were as follows:

	2020	2019
Accrued warranty liability, beginning of year	$81,981	$92,000
Accrual provided for warranties issued during the period	61,752	4,174
Adjustments to prior accruals	—	29,227
Actual warranty expenditures	(24,020)	(43,420)
Accrued warranty liability, end of year	$119,713	$81,981

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

Major Customers

For the year ended December 31, 2020 and 2019, there were no customers which accounted for more than 10% of revenues.  The Company sells its product to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder employee and executive officer of the company.

As of December 31, 2020, one customer and its affiliates accounted for approximately 45% of accounts receivable.

Note 12 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019
U.S. federal
Current	$—	$—
Deferred	(2,065,000)	(2,196,000)
State and local
Current	—	—
Deferred	(515,000)	(706,000)
	(2,580,000)	(2,902,000)
Change in valuation allowance	2,580,000	2,902,000
Income tax provision	$—	$—

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.57%	5.57%
State rate change and other	(0.48)%	1.22%
Federal NOLs' to expire unutilized due to 382 limitation	(0.79)%	—
Other permanent items	(2.99)%	(0.70)%
Change in valuation allowance	(22.31)%	(27.09)%
Effective rate	—%	—%

As of December 31, 2020, and 2019, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	2020	2019
Net operating loss carryover	$13,761,000	$11,378,000
Tax credits	158,000	173,000
Stock-based compensation	28,000	28,000
Other	558,000	346,000
Total deferred tax asset	14,505,000	11,925,000
Less: valuation allowance	(14,505,000)	(11,925,000)
Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2020 or 2019.

As of December 31, 2020 and 2019, the Company had approximately $55,798,000 and $46,333,000 of Federal net operating loss (“NOL”), and $ 48,863,000 and $41,110,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of $26,425,000, if not utilized, begins expiring in the year 2028. The Federal NOLs incurred after 2017 of $29,190,000 have an indefinite carryforward period. The state NOLs, if not utilized will expire in 2022 through 2038.

NOL carryforwards may face limitations caused by changes in ownership under Section 382 of the Internal Revenue Code.  During 2020, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. The annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of these ownership changes, the Company is limited to an approximate $281,000 annual limitation on its ability to utilize pre-change NOLs during the carryforward period and has determined that approximately $437,000 of the Company’s pre-change NOLs will expire unutilized. Accordingly, the deferred tax asset and valuation allowance have been adjusted by approximately $92,000 to reflect the Federal NOL's that will expire unutilized.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020 and 2019. For the years ended December 31, 2020 and December 31, 2019, the change in valuation allowance was an increase of $ 2,580,000 and $2,902,000, respectively.

"The CARES Act was signed into law on March 27, 2020 as a response to the economic challenges facing U.S. businesses caused by the COVID-19 global pandemic. The CARES Act allowed net operating loss incurred in 2018-2020 to be carried back five years or carried forward indefinitely, and to be fully utilized without being subjected to the 80% taxable income limitation. Net operating losses incurred after December 31, 2020 will be subjected to the 80% taxable income limitation. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. "

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2020 and 2019. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2017.

No accrued interest and penalties are included on the related tax liability accrual on the balance sheet. There are no accrued interest and penalties at December 31, 2020 and December 31, 2019.

Note 13 — Subsequent Events

China Joint Venture

On January 21, 2021, the Company entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, China, to form a joint venture (the “JV”) to manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”).

Majority ownership in the JV, to be named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., will be held by Ryzur Medical and Chinaleaf Capital Management Co., Ltd., a private fund based in Shanghai that invests in growth opportunities in new technologies. The Company will own a minimum 19.9% stake in the JV. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV over five years. The establishment of the JV is subject to governmental filings and approvals in China.

Once established, the JV Agreement contemplates that each of the Company and JV will enter into a ten-year agreement to license the Company’s intellectual property and purchase MyoPro Control System units from the Company (the “Technology License Agreement”). Under the Technology License Agreement, the Company will be entitled to receive an upfront license fee of $2.5 million. Pursuant to the JV Agreement, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.  Payment of the license fee and transfer of technology requires the completion of certain milestones by the parties to the JV Agreement, which are expected to be completed before the end of 2021. In addition, the JV Agreement contemplates that each of the Company and the JV will enter into a trademark license agreement to license of certain of the Company’s trademarks (the “Trademark License Agreement”).

Headquarters Sublease

On January 13, 2021, the Company’s sublease dated December 17, 2020 with Upstatement, LLC, a Massachusetts limited liability company, became effective upon receipt of a third-party consent from Portland North LLC, a Massachusetts limited liability company, for approximately 9,094 rentable square feet located on the fourth (4th) and fifth (5th) floors of the building located at 137 Portland Street, Boston, Massachusetts. The term of the Sublease will expire on August 30, 2023, unless earlier terminated in accordance therewith, and the rent under the Sublease shall range from approximately $33,000 per month to $34,000 per month. Rent payments under the Sublease begin June 1, 2021.

Related Party Transaction

On January 21, 2021, the “Company and Geauga Rehabilitation Engineering, Inc. (“GRE”), an Ohio corporation, a related party company owned by an executive officer of Myomo, entered into a Fabrication and Services Agreement (the “Services Agreement”) which is effective retroactively to January 1, 2021. Pursuant to the Services Agreement, the Company will ship MyoPro Kits to GRE based on customer orders or minimum stock quantities, subject to adjustment, and GRE will provide central fabrication and other services for the Company. The Company will pay GRE a base fee per unit, subject to minimum volume guarantee of $495,000 in 2021 and adjustment in the event that GRE’s costs and/or expenses increase during the term of the Services Agreement. The Services Agreement shall be non-exclusive and remain in effect for one year, provided that the parties shall negotiate in good faith should either party desire to extend the term of the Services Agreement or terminate the Services Agreement upon ninety days’ written notice.

Warrant Exercises

The Company has 2,709,159 warrants outstanding at December 31, 2020, at a weighted average exercise price of $7.77 per share.  During the first quarter of 2021, 997,778 warrants have been exercised generating net proceeds of approximately $7.3 million.