Form 10-Q
period 2021-03-31
MYOMO, INC.
filed 2021-05-05
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	47-0944526
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

137 Portland St., 4th Floor, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

(617) 996-9058

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 1, 2021, the registrant has 5,604,023  shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

•	We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance.
•	If CMS does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which could have an adverse effect on our business.

•	We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

•	We depend on a single third party to manufacture the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

•	We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,371,217	$12,241,261
Accounts receivable, net	765,226	924,916
Inventories, net	793,791	707,114
Prepaid expenses and other	998,763	572,684
Total Current Assets	19,928,997	14,445,975
Equipment, net	210,296	95,023
Operating lease assets with right-of-use	783,816	168,784
Total Assets	$20,923,109	$14,709,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,892,475	2,848,904
Current operating lease liability	204,460	18,289
Deferred revenue	—	2,512
Total Current Liabilities	4,096,935	2,869,705

Non-current operating lease liability	644,107	155,148
Deferred revenue	1,495	1,495
Other long-term liabilities	113,423	118,060
Total Liabilities	4,855,960	3,144,408
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share 100,000,000 shares authorized; 5,604,036 and 4,593,184 shares issued as of March 31, 2021 and December 31, 2020, respectively, and 5,604,009 and 4,593,157 shares outstanding as of March 31, 2021 and December 31, 2020, respectively.	560	457
Additional paid-in capital	86,728,107	79,273,964
Accumulated other comprehensive loss	(4,367)	(12,690)
Accumulated deficit	(70,650,687)	(67,689,893)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	16,067,149	11,565,374
Total Liabilities and Stockholders’ Equity	$20,923,109	$14,709,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$2,336,489	$1,008,145
Cost of revenue	623,152	318,651
Gross margin	1,713,337	689,494
Operating expenses:
Research and development	525,967	506,953
Selling, general and administrative	4,119,802	3,604,968
	4,645,769	4,111,921

Loss from operations	(2,932,432)	(3,422,427)

Other expense (income)
Change in fair value of derivative liabilities	—	(82,101)
Interest income and other expense, net	119	135,209
Non-cash interest expense, debt discount	—	166,643
Loss on extinguishment of debt	—	159,202
	119	378,953

Loss before income taxes	(2,932,551)	(3,801,380)
Income tax expense	28,243	613
Net loss	$(2,960,794)	$(3,801,993)

Deemed dividend on repricing of warrants	—	670,632

Net loss attributable to common stockholders	$(2,960,794)	$(4,472,625)

Weighted average number of common shares outstanding:
Basic and diluted	5,191,417	1,778,708
Net loss per share attributable to common stockholders
Basic and diluted	$(0.57)	$(2.51)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	2021	2020
Net loss	$(2,960,794)	$(3,801,993)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	8,323	-
Other comprehensive income	8,323	-
Comprehensive loss	$(2,952,471)	$(3,801,993)

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Three Month Period Ended March 31, 2021
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2021	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants	999,445	102	7,288,173	—	—	—	—	7,288,275
Common stock issued upon vesting of restricted stock units	11,397	1	(1)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	165,971	—	—	—	—	165,971
Unrealized gain on foreign currency	—	—	—	8,323	—	—	—	8,323
Net loss	—	—	—	—	(2,960,794)	—	—	(2,960,794)
Balance, March 31, 2021	$5,604,036	$560	$86,728,107	$(4,367)	$(70,650,687)	$27	$(6,464)	$16,067,149

Balance, January 1, 2020	574,524	$57	$57,957,097	$—	$(56,125,982)	27	$(6,464)	$1,824,708
Proceeds of public offering, net offering costs of $1,499,370 in current period and $29,277 in prior period	1,660,000	166	13,475,369	$—	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	—	48
Exercise of warrants	96,169	10	161,240	—	—	—	—	161,250
Exercise of stock options	61	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	1,033	—	—	—	—	—	—	—
Restricted stock vested	16	—	—	—	—	—	—	—
Adjustment due to reverse stock split	(69)	—	—	—	—	—	—	—
Stock-based compensation	—	—	123,209	—	—	—	—	123,209
Net loss	—	—	—	—	(3,801,993)	—	—	(3,801,993)
Balance, March 31, 2020	$2,814,734	$281	$71,716,915	$—	$(59,927,975)	$27	$(6,464)	$11,782,757

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,960,794)	$(3,801,993)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	23,313	26,388
Stock-based compensation	165,971	123,209
Bad debt expense	—	24,000
Non-cash interest expense, debt discount	—	166,643
Amortization of original issue discount	—	67,132
Loss on extinguishment of debt	—	159,202
Change in fair value of derivative liabilities	—	(82,101)
Loss on disposal of asset	202	—
Amortization of right-of-use assets	39,059	—
Other non-cash charges	(3,139)	(3,159)
Changes in operating assets and liabilities:
Accounts receivable	169,642	101,000
Inventories	(86,677)	(169,826)
Prepaid expenses and other current assets	(426,515)	(117,016)
Other assets	—	57,987
Accounts payable and accrued expenses	952,339	974,991
Operating lease liabilities	21,040	—
Deferred revenue	(2,512)	1,218
Other liabilities	(4,637)	27,300
Net cash used in operating activities	(2,112,708)	(2,445,025)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(44,489)	(7,878)
Net cash used in investing activities	(44,489)	(7,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	(1,703,552)
Payment of prepayment penalty on debt	—	(255,533)
Proceeds from exercise of warrants	7,288,275	161,298
Proceeds from public offering, net of offering costs	—	13,504,812
Proceeds from payment of grants	—	6,928
Net cash provided by financing activities	7,288,275	11,713,953

Effect of foreign exchange rate changes on cash	(1,122)	(23)

Net increase in cash, cash equivalents and restricted cash	5,129,956	9,261,027

Cash, cash equivalents and restricted cash, beginning of period	12,241,261	4,540,455

Cash, cash equivalents and restricted cash, end of period	$17,371,217	$13,801,482

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$203,552

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$654,091	$—
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$94,298	$—
Inventory capitalized as sales demo equipment	$—	$2,743
Deferred issuance costs to additional paid-in capital paid in prior period	$—	$29,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products directly to patients, to orthotics and prosthetics (O&P) providers, the Veterans Health Administration, rehabilitation hospitals, and through distributors. When we provide devices directly to patients and bill their insurance companies directly, we may evaluate, cast and fit the MyoPro devices using our own clinical staff or utilize the clinical consulting services of O&P professionals for which they are paid a fee. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Liquidity

The company has incurred recurring losses to date and had net losses of approximately $3.0 million and $3.8 million during the three months ended March 31, 2021 and 2020, respectively. Cash used in operating activities was approximately $2.1 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

The Company’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their administrative contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of a license fee associated with the Company’s entry into a joint venture and technology license agreement with Beijing Ryzur Medical Investment Co., Ltd. possible public or private equity offerings, exercises of outstanding warrants, debt financings, or other means.  Debt financing may require the Company to pledge other assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

During the first quarter of 2021, the Company received approximately $7.3 million from the exercise of outstanding warrants.  Based on the Company’s cash balance of approximately $17.4 million as of March 31, 2021and its expected cash flows, the Company believes that its available cash will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2021, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and 2019 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the periods ended March 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from these estimates. The Company’s significant estimates include the allowance for doubtful accounts, deferred tax valuation allowances and warranty obligations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2021 and December 31, 2020.

Cash and cash equivalents are reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

Accounts Payable and Other Accrued Expenses:

	March 31, 2021	December 31, 2020
Trade payables	$714,028	$180,499
Accrued compensation and benefits	2,419,343	1,843,402
Accrued professional services	140,811	92,399
Deferred payroll taxes under CARES Act	113,423	118,060
Warranty reserve	119,661	119,713
Other	385,209	494,831
	$3,892,475	$2,848,904

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount the reflects the consideration the Company expects to receive in exchange for the device.  During the fourth quarter of 2020, the Company made such a determination for certain insurers.  These insurers represented approximately 36% of direct billing channel revenue during the three months ended March 31, 2021.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin.  During the three months ended March 31, 2021 and 2020, the Company recognized revenue of approximately $1,131,400 and $389,500, respectively     from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $1,500 and $4,000 deferred revenue as of March 31, 2021 and December 31, 2020.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended March 31,
	2021	2020
Clinical/Medical providers	$634,559	$387,888
Direct to patient	1,701,930	620,257
Total revenue from contracts with customer	$2,336,489	$1,008,145

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro during the three months ended March 31, 2021.  Net foreign currency gains and losses during the three months ended March 31, 2021 were immaterial and included in accumulated other comprehensive loss in the condensed consolidated balance sheet.  Transaction foreign exchange gains and losses are included in net loss.  Foreign exchange translation gains and losses from the functional currency, the Euro, to U.S. dollars are captured in other comprehensive loss.  During the three months ended March 31, 2020, the functional currency of Myomo Europe GmbH was the U.S dollar.  Net foreign currency gains and losses during the three months ended March 31, 2020 were immaterial and included in interest (income) expense and other expense, net, in the condensed consolidated statement of operations.   The balance sheet is translated using the spot rate on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2021 and 2020, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	March 31,
	2021	2020
Options	24,137	20,928
Warrants	1,709,714	2,549,453
Restricted stock units	273,321	16,022
Restricted stock	30	560
Total	2,007,202	2,586,963

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes.  This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued.  The Company adopted the new standard on January 1, 2021, and there was no impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and determined that there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2021	December 31, 2020
Finished goods	$68,303	$40,682
Work in process	19,000	18,000
Rental units	62,531	62,531
Parts and subassemblies	666,729	603,443
	816,563	724,656
Less: reserve for rental units	(22,772)	(17,542)
Inventories, net	$793,791	$707,114

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

Cash equivalents and derivative liabilities measured at fair value on a recurring basis at March 31, 2021 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$16,707,072	$—	$—	$16,707,072

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2020:

	Warrants	Debt Derivative	Total
Balance – January 1, 2020	$7,268	$370,971	$378,239
Payment against derivative liability	—	(255,533)	(255,533)
Change in fair value of derivative liabilities	(6,420)	(75,681)	(82,101)
Balance – March 31, 2020	848	39,757	40,605

See Note 5 for further discussion of the debt derivative liability and Note 7 for further discussion of the valuation of the warrant liability.

Note 5 - Debt

On October 22, 2019, the Company entered into a term loan (the “Term Loan”) with Chicago Venture Partners (“CVP”). Under the Term Loan, the Company received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount, the Company repaid CVP $3.3 million. The Term Loan bore interest at a rate of 10% and matured 18 months from the issuance date. Monthly redemptions of up to $300,000 began six months from the inception date, with the actual amount to be determined by CVP.

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

On May 12, 2020, the Company amended the Term Loan (the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations at the Company’s option (as amended, the convertible instrument is referred to herein as the “Note”). The Company concluded that the Note should be accounted for as a modification as a result of not meeting the criteria in the two-step approach defined in ASC 470-20 and the determination that conversion option is non-substantive, as it is at the Company’s option. Pursuant to the terms of the Note, CVP had the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to the Company (a “Redemption Notice”). Upon receipt of a Redemption Notice, the Company could, at its election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of Company’s receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of Company’s receipt of such Redemption Notice. CVP’s per share conversion price was 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. The Company could not make redemptions in shares of common stock and was required to satisfy such redemption in cash within three trading days of receipt of the redemption notice if there was an Equity Conditions Failure (as defined in the Amendment). The Company retained the ability to defer up to three redemptions for up to thirty days as discussed above. In addition, the Company could not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of the Company’s common stock outstanding on the date of such issuance. The Company was also prohibited from issuing shares of common stock to the extent that such issuance would exceed the amounts described in Section 713 of the NYSE American LLC Company Guide that would require stockholder approval of the Company.

The Company also agreed to pay to CVP a fee of $105,000 in consideration of the CVP’s agreement to make the Note convertible, which fee was added onto the outstanding balance of the Note.

The note was repaid in full during the three months ended December 31, 2020.

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

Interest expense under the Note, including amortization of the debt discount was approximately $318,900 for the three months ended March 31, 2020, of which approximately $166,600 was non-cash interest expense.

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

As part of the February 2020 offering, the Company issued to the underwriters, warrants (the “Underwriter Warrants”) to purchase 214,300 shares of common stock. The Underwriter Warrants have an exercise price $7.00 per share. The Underwriter Warrants expire on February 13, 2025.

The Investor Warrants and Underwriter Warrants are being accounted for as equity.   During the three months ended March 31, 2021 and 2020, 826,700 and 21,500 Investor Warrants were exercised.  During the three months ended March 31, 2021, 162,575 Underwriter Warrants were exercised.   Proceeds received from the exercise of warrants were approximately $7,288,300 and $161,200 during the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, 10 and 16 shares of restricted stock vested.  During the three months ended March 31, 2021 and 2020,  11,397 and 1,033 restricted stock units vested.

Note 7 — Warrants

On February 8, 2019, the Company issued a warrant for the purchase of 12,113 shares of common stock to its February 2019 Offering selling agent (the “February 2019 Warrants”). The February 2019 Warrants are exercisable at any time after August 8, 2019 by the holder at an exercise price of $52.50 per share and have a life of four years. The warrants include a fundamental transaction clause that include transactions that may not require approval by the Company, such as a hostile tender offer. These transactions could require the Company to settle in cash upon exercise. Upon a fundamental transaction, the warrant holder would receive the equivalent securities or alternate considerations just prior to the triggering event by apportioning the exercise price among the equivalent securities. Accordingly, under ASC 815 Derivative and Hedging the warrants were deemed to be a derivative liability and marked-to-market at each reporting period The Company computed the fair value of the derivative liability using the Black-Scholes Option Valuation Model. The Company determined that the Binomial Lattice Model was not materially different to the Black Scholes Option Valuation Model. The derivative liability was written off during the three months ended September 30, 2020

Assumptions utilized in the valuation of the February 2019 Warrant as of March 31, 2020 were as follows:

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

The Company issued 160,041 warrants to purchase shares of its common stock in its December 2017 public offering (the “Roth 2017 Warrants”), of which 118,696 warrants were outstanding immediately prior to the closing of the Company’s 2020 Offering and 1,191 warrants remain outstanding as of March 31, 2021. These common stock warrants that were issued in the Company’s December 2017 public offering had an original exercise price of $88.50 per share with such exercise price adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the transaction. The Roth 2017 Warrants also have anti-dilution protection in the event that the Company issues equity securities in the future below the then-exercise price of such warrants.  Though the Roth 2017 Warrants contain a price reset provision in the event of a dilutive issuance of the Company’s securities, because the Roth 2017 Warrants can only be settled in shares of common stock, they were recorded as a component of stockholders’ equity at issuance. As a result of the company’s February 2019 Offering, the exercise price of the Roth 2017 Warrants was reset to $42.00 per share, and as a result of the Company’s February 2020 Offering, the exercise price of these warrants was further repriced to $0.0001 per share. Since the exercise price of the Roth 2017 Warrants is the par value of the Company’s stock, these warrants have been included in weighted average shares outstanding as of the closing of the 2020 Offering.

The price reset provision required the Company to compute a deemed dividend on the exercise price reduction of the Roth 2017 Warrants as a result of the February 2020 Offering.  The Company utilized the Black-Scholes valuation model to calculate the fair value of the Roth 2017 Warrants upon the pricing of the February 2020 Offering at the previous and new exercise prices.  The deemed dividends as a result of the February 2020 Offering are as follows:

February 2020 Offering
Fair value per share of warrants at new exercise price	$7.00
Fair value per share of warrants at previous exercise price	1.35
Dividend per share	$5.65
Warrants outstanding prior to offering	118,696
Deemed dividend	$670,632

Because the Company has an accumulated deficit, the dividend was recorded as a component of additional paid-in capital and a deduction from net loss to determine net loss attributable to common stockholders in the statement of operations for the three months ended March 31, 2020.

Assumptions utilized in the valuations of the Roth 2017 Warrant upon the pricing of the February 2020 Offering, were as follows:

February 2020
Offering
Risk-free interest rate	1.39%
Expected life (in years)	2.81
Expected volatility of underlying stock	91.71%
Expected dividend yield	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three months ended March 31, 2021 and 2020.

There were 616 stock options granted during the three months ended March 31, 2021.  There were no stock options granted during the three months ended March 31, 2020.  The assumptions underlying the calculation of grant date fair value per share for the three months ended March 31, 2021 are as follows:

For the Three Months Ended March 31,
2021
Number of options granted	616
Weighted-average expected volatility	114.3%
Weighted-average risk-free interest rate	1.19%
Weighted-average expected option term (in years)	6.25
Weighted-average dividend yield	—%
Weighted-average fair value per share of grants	$4.17

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

As of March 31, 2021, there were 266,031 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  On January 1, 2021, the number of shares reserved and available for issuance under the 2018 Plan increased by 183,726 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended
	March 31,
	2021	2020
Cost of goods sold	$9,033	$5,859
Research and development	47,403	13,883
Selling, general and administrative	109,535	103,467
Total	$165,971	$123,209

As of March 31, 2021, there was approximately $117,500 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.03 years.

As of March 31, 2021, there was approximately $3,000 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 0.37 years.

As of March 31, 2021, there was approximately $972,200 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.36 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. Sales to this related party are sold at standard list prices. During the three months ended March 31, 2021, approximately $25,900  of revenues were recognized from this related party. There were no revenues recognized during the three months ended March 31, 2020.  There was approximately $25,900 and $44,900 due from this related party as of March 31, 2021 and December 31, 2020, respectively.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same related party. Charges for these services amounted to approximately $112,900 and $103,500 during the three months ended March 31, 2021 and 2020, respectively,    Included in accounts payable and accrued expenses at March 31, 2021 and December 31, 2020 is approximately $44,100 and $29,600, respectively, due to the related party.

Note 10 — Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there is no litigation against the Company.

Operating Leases

The company has a non-cancelable sublease agreement for its corporate headquarters in Boston, MA expiring in 2023, and it has a non-cancelable lease agreement for its office space in Fort Worth, TX expiring in 2025 with early termination available at the company’s discretion in 2023. Termination options were not included in the lease term for the Company’s existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of March 31, 2021, operating lease assets were approximately 783,800 and operating lease liabilities were approximately $848,600. The maturity of the Company’s operating lease liabilities as of March 31, 2021, are as follows:

March 31, 2021
2021 (March 31, -December 31)	$267,881
2022	454,774
2023	312,014
2024	57,852
2025	59,459
Thereafter	—
Total future minimum lease payments	1,151,980
Less imputed interest	303,413
Total operating lease liabilities	$848,567
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$204,460
Non-current operating lease liabilities	644,107
Total operating lease liabilities	$848,567

For the three months ended March 31, 2021 and 2020, the total lease cost is comprised of the following amounts:

	For the Three Months Ended March 31,
	2021	2020
Operating lease expense	67,509	—
Short-term lease expense	23,409	173,704
Total lease expense	$90,918	$173,704

The following summarizes additional information related to operating leases:

March 31, 2021
Weighted-average remaining lease term	3.0
Weighted-average discount rate	20%

Major Customers

At March 31, 2021, one insurance company and their affiliates accounted for approximately 45% of accounts receivable.

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

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are conducted using telehealth techniques. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to cast the patient’s arm, then fabricate the MyoPro, and deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Canada, Europe, and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over forty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

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
•

In October 2019, we entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners, or CVP, which generated gross proceeds of $3.0 million.

•	In January 2020, we effected a 1 for 30 reverse stock split.
•	In February 2020, we completed a follow-on public offering, generating net proceeds of approximately $13.5 million.
•

In May 2020, we entered into an amendment with CVP to amend our Term Loan into a convertible note.  544,526 shares were issued to CVP to redeem the remaining outstanding balance under the note during the year ended December 31, 2020.

•

In September 2020, we announced that we became certified as a Medicare provider, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis. As of the date of this report, we are awaiting coverage and reimbursement terms from the Centers for Medicare and Medicaid Services.

Recent Developments

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

As of March 31, 2021, the JV company has not yet been established. Once established, the JV Agreement contemplates that we and JV will enter into a ten-year agreement to license our intellectual property and purchase MyoPro Control System units from us (the “Technology License Agreement”). Under the Technology License Agreement, we will be entitled to receive an upfront license fee of $2.5 million. Pursuant to the JV Agreement, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.  Payment of the license fee and transfer of technology requires the completion of certain milestones by the parties to the JV Agreement, which are expected to be completed before the end of 2021. In addition, the JV Agreement contemplates that we and the JV will enter into a trademark license agreement to license of certain of the Company’s trademarks (the “Trademark License Agreement”).

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period- to-Period Change
	2021	2020	$	%
Revenue	$2,336,489	$1,008,145	$1,328,344	132%
Cost of revenue	623,152	318,651	304,501	96%
Gross profit	$1,713,337	$689,494	$1,023,843	148%
Gross margin %	73%	68%		5%

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

Total revenues increased by approximately $1,300,000 or 132% for the three months ended March 31, 2021 as compared to the same period in 2020. The revenue increase for the three months ended March 31, 2021 was driven by both a higher average selling price, and higher revenue units.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 73% and 68% for the three months ended March 31, 2021 and 2020, respectively. The increase in gross margin was driven by increased average selling price as well as a higher amount of revenues recorded in the first quarter of 2021 where corresponding cost of revenues were recorded in a prior period.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2021	2020	$	%
Research and development	$525,967	$506,953	$19,014	4%
Selling, general and administrative	4,119,802	3,604,968	514,834	14%
Total operating expenses	$4,645,769	$4,111,921	$533,848	13%

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

R&D expenses increased by approximately $19,000, or 4% during the three months ended March 31, 2021 as compared to the same period in 2020. The increase was driven primarily by higher payroll and stock compensation costs offset by lower product development costs.

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

Selling, general and administrative expenses increased by approximately $514,800, or 14%, during the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to higher payroll costs, particularly in support of our reimbursement efforts and higher advertising, franchise tax, and insurance costs, which were partially offset by lower travel expenses as a result of cost reductions from implementing telehealth techniques for patient evaluations.

Other expenses (income)

The following table sets forth our interest (income) expense and other expense, net for each of the periods presented.

	For the Three Months Ended March 31,			Period-to-Period Change
	2021		2020	$	%
Change in fair value of derivative liabilities	$		$(82,101)	$82,101	(100)%
Interest (income) expense and other expense, net		119	135,209	(135,090)	N/M
Non-cash interest expense, debt discount		-	166,643	(166,643)	N/M
Loss on extinguishment of debt		-	159,202	(159,202)	N/M
Total interest (income) expense and other expense (income)		$119	$378,953	$(378,834)	N/M

During 2020, the Term Loan was extinguished and the derivative liabilities were written down to $0 resulting in no related expenses in 2021.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2021 and 2020 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
GAAP net loss	$(2,960,794)	$(3,801,993)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	119	135,209
Non-cash interest expense, debt discount	—	166,643
Loss on extinguishment of debt	—	159,202
Depreciation expense	23,313	26,388
Stock-based compensation	165,971	123,209
Change in fair value of derivative liabilities	—	(82,101)
Income tax expense	28,243	613
Adjusted EBITDA	$(2,743,148)	$(3,272,830)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$17,371,217	$12,241,261
Working capital	$15,832,062	$11,576,270

We had working capital and stockholders’ equity of approximately $15.8 million and $16.1 million, respectively, at March 31, 2021. We used approximately $2.1 million in cash for operating activities during the three months ended March 31, 2021.  We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million. The purpose of this offering was to provide additional capital to allow us to execute on our strategy to achieve cash flow breakeven.  This funding, in addition to funding of $5.0 million received under our ATM facility during 2020 and $7.3 million received from the exercise of warrants during the first quarter of 2021 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance companies which reimburse for the MyoPro and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which if not achieved, could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.    If public health restrictions on travel and patient interaction are broadly reinstated in 2021 due to the inability to control the COVID-19 pandemic through vaccinations, that will have an adverse effect on our business and it is likely that we will need to raise additional capital to sustain our operations. We believe that we have access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings, and through payment of the technology license fee associated with our JV in China, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. During the three months ended March 31, 2021, approximately 999,400 shares were issued for the exercise of warrants, which generated proceeds of $7.3 million.  Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,018,409)	$(2,445,025)
Net cash used in investing activities	(138,787)	(7,878)
Net cash provided by financing activities	7,288,274	11,713,953
Effect of foreign change rate changes on cash	(1,122)	(23)
Net (decrease) increase in cash, cash equivalents and restricted cash before foreign exchange effect	$5,129,956	$9,261,027

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2021 was primarily used to fund a net loss of approximately $3.0 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.2 million, and by approximately $0.8 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other current assets. This increase was driven by a deposit of $0.5 million made to one of our subcontractors toward 2021 inventory purchases.

The net cash used in operating activities for the three months ended March 31, 2020 was primarily used to fund a net loss of approximately $3.8 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.5 million, and by approximately $0.9 million of cash provided by changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses.

Investing Activities. During the three months ended March 31, 2021 and 2020, our cash used in investing activities was for the purchase of equipment and leasehold improvements for our new headquarters office in Boston, MA.

Financing Activities. During the three months ended March 31, 2021, cash provided by financing activities of approximately $7.3 million was primarily due to proceeds received from the exercise of warrants.  Cash provided by financing activities of approximately $11.7 million during the three months ended March 31, 2020 was primarily due to $13.5 million of net proceeds from our underwritten public offering in February 2020 and approximately $0.2 million received from the exercise of warrants, partially offset by a payment of 50% of the outstanding balance of our term loan of approximately $1.7 million and payment of a prepayment penalty on our Term Loan of approximately $0.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three months ended March 31, 2021.

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

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

As a result of COVID-19, most of our employees are working remotely.  Despite working remotely, we continue to maintain our internal control environment.  There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings material to our business or financial condition pending, and to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2020 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the first quarter of 2021, the virus and its variants are still prevalent despite vaccination efforts.  It is possible the public health restrictions may be reinstated in the future depending on the efficacy of the various vaccines. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies are experiencing shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but there can be no assurance that such supplies will not become constrained in the future. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Risks Related to Our Operating and Financial Results

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	timing, number and dollar value of reimbursements of our products by insurance payers;
•	changes in the mix of products we sell;
•	strategic actions by us, such as acquisitions of businesses, products, or technologies;
•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;
•	the divestiture or discontinuation of a product line or other revenue generating activity;
•	the relocation and integration of manufacturing operations and other strategic restructuring;
•	regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;
•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;
•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;
•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;
•	increased product and price competition, due to the regulatory landscape, market conditions or other factors;
•	technology changes to enhance individual data privacy that could negatively impact our ability to market our products to prospective candidates and could result in increased advertising costs;
•	market reception of our new or improved product offerings; and
•	the loss of any significant customer.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues.  For the three months ended March 31, 2021, approximately 56% of our revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro.  As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Risks Related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, since inception through the quarter ended March 31, 2021, fewer than 20 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective in January 1, 2019. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes.  We have filed a code amendment request with CMS to change our current benefit category classification from durable medical equipment, or DME,, which is reimbursed as a capped rental over thirteen months, to a  brace classification, which is reimbursed as a lump sum.  Our submission to CMS also includes a request for a change in the code descriptors to more accurately describe the MyoPro braces. One of our partners that supplies custom fabricated orthotics and prosthetics (“O&P”) is in the appeals process with one of  Medicare’s billing contractors, referred to as a DME MAC. Together, with our O&P partner, we have decided against additional claims until the CMS benefit category is corrected. We cannot give any assurance that CMS will actually correct the benefit category determination, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. In addition, while we announced that we became certified as a Medicare provider in September 2020, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, we are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. There is no guarantee that we will receive those terms in a timely manner or al all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, a former Myomo executive, who resigned his position as of March 31, 2021, but continues to work with us as a consultant. However, another member of the GRE management team oversees the fabrication contract that we have entered into for these services which is at arm’s-length. GRE is currently the only provider of MyoPro fabrication services, and our business may be negatively impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. In addition, our contract with GRE terminates on December 31, 2021, unless renewed. In the event GRE fails to fulfill our orders in a timely manner, then we may terminate our contract. In addition, there can be no assurance that we can retain Mr. Naft’s services to us as a consultant. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services. This could result in an adverse impact on our business and financial condition.

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through March 31, 2021, we have shipped over 1,250 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped more than 850 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the three months ended March 31, 2021, we incurrent a net loss of approximately $3.0 million.  For the year ended December 31, 2020, we incurred a net loss of approximately $11.6 million. At March 31, 2021, we had an accumulated deficit of approximately $70.7 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at March 31, 2021 was approximately $17.4 million. There can be no assurance that our existing cash plus the cash raised through exercise of warrants will be sufficient to achieve cash flow breakeven, which we have targeted to achieve by the fourth quarter of 2021.  Even if achieved, there can be no assurance that we will maintain cash flow breakeven in future periods.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $17.4 million at March 31, 2021.  We generated proceeds of $7.3 million for the exercise of warrants during the three months ended March 31, 2021. While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV) with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing the Company’s technology in China, Hong Kong, Taiwan and Macau. Once established, the company will be named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”).  Upon the meeting of certain conditions by both parties, we intend to enter into a technology license agreement and a trademark license agreement with the JV Company, under which we will be entitled to receive a license fee of $2.5 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, or PMA, application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement are generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

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

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g. healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;

•

the federal civil and criminal false claims laws, including the False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. DME companies that submit claims directly to payers may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there  may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign law equivalents of each of the above federal laws, some of which may be broader in scope and may apply regardless of the payor, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, generally increased the number of people with health insurance and significantly impacted the United States medical device industry to which we sell our products. Among other things, the Affordable Care Act:

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

On October 13, 2017, then-President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA, concluding that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA did not received necessary appropriations from Congress and discontinued these payments pending appropriations. The loss of the CSR payments led many qualified health plans to increase premiums on certain policies. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future.

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

While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if enacted, would extend this suspension for the duration of the pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain  disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020.  Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of March 31, 2021, we had 1,709,714 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $8.02 per share, and 24,587 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $50.52 per share. In addition, we have 20 shares of unvested restricted stock outstanding, and 273,321 restricted stock units outstanding

We may not be able to maintain a listing of our common stock on the NYSE American.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to March 31, 2021, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $695.88 per share. During the period from April 1, 2021 to the date of the filing of this report, our stock price has ranged from $9.61 to $13.59.

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

None.

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

10.26#

Executive Employment Agreement, dated April 22, 2021, by and between the Company and Paul R. Gudonis (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.27#

Executive Employment Agreement, dated April 22, 2021, by and between the Company and David A. Henry (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.28#

Executive Employment Agreement, dated April 22, 2021, by and between the Company and Micah J. Mitchell (incorporated by reference to Exhibit 10.3 contained in the Registrant’s Form 8-K filed on April 28, 2021)

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

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

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

#	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 5, 2021

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)