Form 10-Q
period 2021-06-30
MYOMO, INC.
filed 2021-08-09
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	47-0944526
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

137 Portland St. , 4th Floor, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

(617) 996-9058

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At August 3, 2021, the registrant has 5,729,697  shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,772,464	$12,241,261
Accounts receivable, net	1,132,078	924,916
Inventories, net	728,638	707,114
Prepaid expenses and other	999,027	572,684
Total Current Assets	16,632,207	14,445,975
Equipment, net	320,238	95,023
Operating lease assets with right-of-use	756,221	168,784
Total Assets	$17,708,666	$14,709,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	2,899,948	2,848,904
Current operating lease liability	319,624	18,289
Deferred revenue	—	2,512
Total Current Liabilities	3,219,572	2,869,705

Non-current operating lease liability	562,887	155,148
Deferred revenue	1,495	1,495
Other long-term liabilities	113,423	118,060
Total Liabilities	3,897,377	3,144,408
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share 60,000,000 shares authorized; 5,700,895 and 4,593,184 shares issued as of June 30, 2021 and December 31, 2020, respectively, and 5,700,868 and 4,593,157 shares outstanding as of June 30, 2021 and December 31, 2020, respectively.	570	457
Additional paid-in capital	87,091,409	79,273,964
Accumulated other comprehensive loss	(2,224)	(12,690)
Accumulated deficit	(73,272,002)	(67,689,893)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	13,811,289	11,565,374
Total Liabilities and Stockholders’ Equity	$17,708,666	$14,709,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$3,104,294	$858,590	$5,440,783	$1,866,735
Cost of revenue	901,566	418,862	1,524,718	737,513
Gross margin	2,202,728	439,728	3,916,065	1,129,222
Operating expenses:
Research and development	600,116	397,811	1,126,083	904,764
Selling, general and administrative	4,202,244	2,890,464	8,322,047	6,495,432
	4,802,360	3,288,275	9,448,130	7,400,196

Loss from operations	(2,599,632)	(2,848,547)	(5,532,065)	(6,270,974)

Other expense (income)
Change in fair value of derivative liabilities	—	(39,717)	—	(121,818)
Interest income and other expense, net	6,018	88,915	6,137	224,124
Non-cash interest expense, debt discount	—	40,025	—	206,668
Loss on extinguishment of debt	—	348,079	—	507,281
	6,018	437,302	6,137	816,255
Loss before income taxes	(2,605,650)	(3,285,849)	(5,538,202)	(7,087,229)
Income tax expense	15,665	1,085	43,907	1,698
Net loss	$(2,621,315)	$(3,286,934)	$(5,582,109)	$(7,088,927)

Deemed dividend on repricing of warrants	—	—	—	(670,632)

Net loss attributable to common stockholders	$(2,621,315)	$(3,286,934)	$(5,582,109)	$(7,759,559)

Weighted average number of common shares outstanding:
Basic and diluted	5,639,524	2,932,570	5,416,708	2,376,332
Net loss per share attributable to common stockholders
Basic and diluted	$(0.46)	$(1.12)	$(1.03)	$(3.27)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(2,621,315)	$(3,286,934)	$(5,582,109)	$(7,088,927)
Other comprehensive income, net of tax:
Foreign currency translation gain	2,413	—	10,466	—
Other comprehensive income	2,413	—	10,466	—
Comprehensive loss	$(2,618,902)	$(3,286,934)	$(5,571,643)	$(7,088,927)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Three and Six Month Period Ended June 30, 2021
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2021	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants	999,445	102	7,288,173	—	—	—	—	7,288,275
Common stock issued upon vesting of restricted stock units	11,397	1	(1)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	165,971	—	—	—	—	165,971
Unrealized gain on foreign currency	—	—	—	8,323	—	—	—	8,323
Net loss	—	—	—	—	(2,960,794)	—	—	(2,960,794)
Balance, March 31, 2021	5,604,036	560	86,728,107	(4,367)	(70,650,687)	27	(6,464)	16,067,149
Common stock issued upon vesting of restricted stock units	96,849	10	(10)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	363,312	—	—	—	—	363,312
Unrealized gain on foreign currency	—	—	—	2,143	—	—	—	2,143
Net loss	—	—	—	—	(2,621,315)	—	—	(2,621,315)
Balance, June 30, 2021	5,700,895	$570	$87,091,409	$(2,224)	$(73,272,002)	27	$(6,464)	$13,811,289

	Three and Six Month Period Ended June 30, 2020
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2020	574,524	$57	$57,957,097	$-	$(56,125,982)	27	$(6,464)	$1,824,708
Proceeds of public offering, net offering costs of $1,499,370 in current period and $29,277 in prior period	1,660,000	166	13,475,369	—	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	—	48
Exercise of warrants	96,169	10	161,240	—	—	—	—	161,250
Exercise of stock options	61	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	1,033	—	—	—	—	—	—	—
Restricted stock vested	16	—	—	—	—	—	—	—
Adjustment due to reverse stock split	(69)	—	—	—	—	—	—	—
Stock-based compensation	—	—	123,209	—	—	—	—	123,209
Net loss	—	—	—	—	(3,801,993)	—	—	(3,801,993)
Balance, March 31, 2020	2,814,734	281	71,716,915	—	(59,927,975)	27	(6,464)	11,782,757
Proceeds from issuances under at-market sales facility, net of offering costs of $131,976 in prior period	179,828	18	542,568	—		—	—	542,586
Issuances of common stock to repay debt	224,414	23	910,397	—	—	—	—	910,420
Exercise of warrants	500	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units, net of 489 shares withheld for taxes	4,237	—	(1,855)	—	—	—	—	(1,855)
Restricted stock vested	101	—	—	—	—	—	—	—
Exercise of stock options	62	—	3	—	—	—	—	3
Stock-based compensation	—	—	106,281	—	—	—	—	106,281
Net loss	—	—	—	—	(3,286,934)	—	—	(3,286,934)
Balance, June 30, 2020	3,223,876	$322	$73,274,309	$-	$(59,927,975)	27	$(6,464)	$10,053,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,582,109)	$(7,088,927)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	58,329	53,021
Stock-based compensation	529,283	229,490
Bad debt expense	—	45,839
Non-cash interest expense, debt discount	—	206,668
Amortization of original issue discount	—	143,026
Loss on extinguishment of debt	—	507,281
Change in fair value of derivative liabilities	—	(121,818)
Loss on disposal of asset	202	177
Amortization of right-of-use assets	66,653	—
Other non-cash charges	1,772	(2,981)
Changes in operating assets and liabilities:
Accounts receivable	(194,455)	67,931
Inventories	(28,200)	(243,336)
Prepaid expenses and other current assets	(426,749)	(100,127)
Other assets	—	57,987
Accounts payable and accrued expenses	17,926	51,292
Operating lease liabilities	54,983	—
Deferred revenue	(2,512)	5,787
Other liabilities	(4,637)	77,892
Net cash used in operating activities	(5,509,514)	(6,110,798)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(247,644)	(7,878)
Net cash used in investing activities	(247,644)	(7,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	(1,703,552)
Payment of prepayment penalty on debt	—	(255,533)
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	—	(1,855)
Proceeds from exercise of stock options	—	3
Proceeds from exercise of warrants	7,288,275	161,298
Proceeds from issuance under at-market sales facility	—	674,562
Proceeds from public offering	—	13,504,812
Proceeds from payment of grants	1,208	6,928
Net cash provided by financing activities	7,289,483	12,386,663

Effect of foreign exchange rate changes on cash	(1,122)	(23)

Net increase in cash, cash equivalents and restricted cash	1,531,203	6,267,964

Cash, cash equivalents and restricted cash, beginning of period	12,241,261	4,540,455

Cash, cash equivalents and restricted cash, end of period	$13,772,464	$10,808,419

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$654,091	$—
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$36,102	$—
Inventory capitalized as sales demo equipment	$—	$2,743
Sales Demo equipment transferred to rental inventory	$—	$2,514
Deferred issuance costs to additional paid-in capital paid in prior period	$—	$161,253
Issuance of common stock for debt	$—	$910,420

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

Liquidity

The Company incurred net losses of approximately $5.6 million and $7.1 million during the six months ended June 30, 2021 and 2020, respectively.      Cash used in operating activities was approximately $5.5 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

 The Company’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their administrative contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of a license fee associated with the Company’s entry into a joint venture and technology license agreement with Beijing Ryzur Medical Investment Co., Ltd., possible public or private equity offerings, including sales of common stock through its At-Market Sales Facility (“ATM”), exercises of outstanding warrants, debt financings, or other means.  Debt financing may require the Company to pledge other assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Based on the Company’s cash balance of approximately $13.8 million as of June 30, 2021 and its expected cash flows, the Company believes that its available cash will fund its operations for at least the next 12 months from issuance date of these financials.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2021, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and 2019 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the three and six months ended June 30, 2021 and 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2021 and December 31, 2020.

Accounts Payable and Other Accrued Expenses:

	June 30, 2021	December 31, 2020
Trade payables	$612,497	$180,499
Accrued compensation and benefits	1,318,501	1,843,402
Accrued professional services	139,709	92,399
Deferred payroll taxes under CARES Act	113,423	118,060
Warranty reserve	157,225	119,713
Other	558,593	494,831
	$2,899,948	$2,848,904

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount the reflects the consideration the Company expects to receive in exchange for the device.  During the fourth quarter of 2020, the Company made such a determination for certain insurers.  These insurers represented 40% and 38% hof direct billing channel revenue during the three and six months ended June 30, 2021.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin.  During the three months ended June 30, 2021 and 2020, the Company recognized revenue of approximately $397,100 and $151,800, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized revenue of approximately $1,489,700 and $541,300, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $1,500 and $4,000 deferred revenue as of June 30, 2021 and December 31, 2020.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Clinical/Medical providers	$804,165	$433,180	$1,413,724	$821,069
Direct to patient	2,300,129	425,410	4,027,059	1,045,666
Total revenue from contracts with customer	$3,104,294	$858,590	$5,440,783	$1,866,735

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro during the three and six months ended June 30, 2021.  Net foreign currency gains and losses during the three and six months ended June 30, 2021 were immaterial and included in accumulated other comprehensive loss in the condensed consolidated balance sheet.  Foreign exchange transaction gains and losses are included in net loss.  Foreign exchange translation gains and losses from the functional currency, the Euro, to U.S. dollars are captured in other comprehensive loss.  During the three and six months ended June 30, 2020, the functional currency of Myomo Europe GmbH was the U.S dollar.  Net foreign currency gains and losses during the three and six months ended June 30, 2020 were immaterial and included in interest (income) expense and other expense, net, in the condensed consolidated statement of operations.   The balance sheet is translated using the spot rate on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. If present, convertible debt, preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2021 and 2020, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	June 30,
	2021	2020
Stock options	29,326	20,610
Restricted stock units	299,484	37,295
Restricted stock	10	459
Stock warrants	1,709,441	2,482,235
Total	2,038,261	2,540,599

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

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	June 30, 2021	December 31, 2020
Finished goods	$111,997	$40,682
Work in process	35,000	18,000
Rental units	62,531	62,531
Parts and subassemblies	547,112	603,443
	756,640	724,656
Less: reserve for rental units	(28,002)	(17,542)
Inventories, net	$728,638	$707,114

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

Cash equivalents measured at fair value on a recurring basis at June 30, 2021 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$13,086,835	$—	$—	$13,086,835

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three and six months ended June 30, 2020:

	Warrants	Debt Derivative	Total
Balance – January 1, 2020	$7,268	$370,971	$378,239
Payment against derivative liability	—	(255,533)	(255,533)
Change in fair value of derivative liabilities	(6,420)	(75,681)	(82,101)
Balance – March 30, 2020	848	39,757	40,605
Change in fair value of derivative liabilities	(848)	(38,869)	(39,717)
Balance – June 30, 2020	$-	$888	$888

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

On February 14, 2020, the Company paid 50% of the then outstanding balance of the Term Loan from the proceeds from the Company’s underwritten public offering.  In addition, the Company paid a prepayment penalty of approximately $256,000.  In connection with the partial extinguishment of the debt, the Company recorded a loss on extinguishment of debt of approximately $348,100 and $507,300 during the three and six months ended June 30, 2020 respectively.

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

Interest expense under the Note, including amortization of the debt discount was approximately $131,800 and $450,700 for the three and six months ended June 30, 2020, respectively, of which approximately $40,000 and $206,700 was non-cash interest expense.

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

The Investor Warrants and Underwriter Warrants are being accounted for as equity. There were no exercises of Investor or Underwriter Warrants during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, 826,700 and 21,500 Investor Warrants were exercised, respectively.  During the six months ended June 30, 2021, 162,575 Underwriter Warrants were exercised.  Proceeds received from the exercise of warrants were approximately $7,288,300 and $161,200 during the six month periods ended June 30, 2021 and 2020, respectively.

On June 25, 2021, the Company terminated its ATM facility with B. Riley FBR and entered into a new facility with Alliance Global Partners (“AGP”).  The Company may offer and sell from time to time up to $15 million of shares of the Company’s common stock.  The ATM facility with AGP has substantially the same terms as its prior facility with B. Riley FBR, including a commission payable to AGP in the amount of 3.0% of the gross proceeds from sales of common stock.    During the three and six months ended June 30, 2021, there were no sales of common stock under these ATM facilities.

During the three and six months ended June 30, 2021, 10 and 20 shares of restricted stock vested and 96,849 and 108,246 restricted stock units vested. During the three and six months ended June 30, 2020, 101 and 117 shares of restricted stock vested, respectively, and 4,257 and 5,270 restricted stock units vested, respectively.

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

The Company issued 160,041 warrants to purchase shares of its common stock in its December 2017 public offering (the “Roth 2017 Warrants”), of which 118,696 warrants were outstanding immediately prior to the closing of the Company’s 2020 Offering and 1,191 warrants remain outstanding as of June 30, 2021. These common stock warrants that were issued in the Company’s December 2017 public offering had an original exercise price of $88.50 per share with such exercise price adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the transaction. The Roth 2017 Warrants also have anti-dilution protection in the event that the Company issues equity securities in the future below the then-exercise price of such warrants.  Though the Roth 2017 Warrants contain a price reset provision in the event of a dilutive issuance of the Company’s securities, because the Roth 2017 Warrants can only be settled in shares of common stock, they were recorded as a component of stockholders’ equity at issuance. As a result of the Company’s February 2019 Offering, the exercise price of the Roth 2017 Warrants was reset to $42.00 per share, and as a result of the Company’s February 2020 Offering, the exercise price of these warrants was further reset to $0.0001 per share. Since the exercise price of the Roth 2017 Warrants is the par value of the Company’s stock, these warrants have been included in weighted average shares outstanding as of the closing of the 2020 Offering.

The price reset provision required the Company to compute a deemed dividend on the exercise price reduction of the Roth 2017 Warrants as a result of the February 2020 Offering.  The Company utilized the black-scholes valuation model to calculate the fair value of the Roth 2017 Warrants upon the pricing of the February 2020 Offering at the previous and new exercise prices.  The deemed dividends as a result of the February 2020 Offering was as follows:

February 2020 Offering
Fair value per share of warrants at new exercise price	$7.00
Fair value per share of warrants at previous exercise price	1.35
Dividend per share	$5.65
Warrants outstanding prior to offering	118,696
Deemed dividend	$670,632

Because the Company has an accumulated deficit, the dividends were recorded as a component of additional paid-in capital and a deduction from net loss to determine net loss attributable to common stockholders in the statements of operations for the six months ended June 30, 2020.

Assumptions utilized in the valuations of the Roth 2017 Warrant upon the pricing of the February 2020 Offering and the February 2019 Offering, were as follows:

February 2020
Offering
Risk-free interest rate	1.39%
Expected life (in years)	2.81
Expected volatility of underlying stock	91.71%
Expected dividend yield	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and six months ended June 30, 2021 and 2020.

There were 4,750 and 5,200 stock options granted during the three and six months ended June 30, 2021.  The assumptions underlying the calculation of grant date fair value per share as of June 30, 2021 are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Number of options granted	4,750	5,200
Weighted-average expected volatility	113.23%	113.32%
Weighted-average risk-free interest rate	1.15%	1.16%
Weighted-average expected option term (in years)	6.25	6.25
Weighted-average dividend yield	—%	—%
Weighted-average fair value per share of grants	$9.66	$8.27

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

As of June 30, 2021, there were 84,838 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  On January 1, 2021, the number of shares reserved and available for issuance under the 2018 Plan increased by 183,726 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$12,831	$4,392	$21,864	$10,251
Research and development	24,707	11,972	72,110	25,675
Selling, general and administrative	325,774	90,097	435,309	193,564
Total	$363,312	$106,461	$529,283	$229,490

As of June 30, 2021, there was approximately $142,900 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.47 years.

As of June 30, 2021, there was approximately $990 of unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 0.12 years.

As of June 30, 2021, there was approximately $1,352,000 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.43 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. The executive resigned his position with the Company effective March 31, 2021.  As a result, this orthotics and prosthetics practice was no longer a related party as of and for the three months ended June 30, 2021.  Sales to this previously related party were sold at standard list prices. During the six months ended June 30, 2021, approximately $25,900 of revenues were recognized from this previously related party.  During both the three and six months ended June 30, 2020, approximately $40,900 of revenue was recognized from this previously related party.   There was approximately  $44,900 due from this previously related party at December 31, 2020.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same previously related party. Charges for these services amounted to approximately $112,900 during the six months ended June 30, 2021 and approximately $84,600 and $188,100  during the three and six months ended June 30 2020, respectively. Included in accounts payable and accrued expenses at December 31, 2020 is approximately $29,600  due to the previously related party.

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

As of June 30, 2021, operating lease assets were approximately $756,200 and operating lease liabilities were approximately $882,500. The maturity of the Company’s operating lease liabilities as of June 30, 2021, are as follows:

June 30, 2021
2021 (June 30, -December 31)	$222,036
2022	454,774
2023	312,014
2024	57,852
2025	59,459
Thereafter	—
Total future minimum lease payments	1,106,135
Less imputed interest	223,624
Total operating lease liabilities	$882,511
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$319,624
Non-current operating lease liabilities	562,887
Total operating lease liabilities	$882,511

For the three months and six ended June 30, 2021 and 2020, the total lease cost is comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	102,963	—	170,472	—
Short-term lease expense	2,175	123,642	25,859	297,346
Total lease expense	$105,138	$123,642	$196,331	$297,346

The following summarizes additional information related to operating leases:

June 30, 2021
Weighted-average remaining lease term	2.7
Weighted-average discount rate	20%

Major Customers

At June 30, 2021, one customer accounted for approximately 68%  of accounts receivable.

Note 11 — Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submits a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to cast the patient’s arm, then fabricate the MyoPro, and deliver it to the patient.  This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Canada, Europe, Chile, and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over forty VA facilities have already ordered devices for their patients.

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

As of June 30, 2021, the JV company has not yet been established. Once established, the JV Agreement contemplates that we and JV will enter into a ten-year agreement to license our intellectual property and purchase MyoPro Control System units from us (the “Technology License Agreement”). Under the Technology License Agreement, we will be entitled to receive an upfront license fee of $2.5 million. Pursuant to the JV Agreement, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.  Payment of the license fee and transfer of technology requires the completion of certain milestones by the parties to the JV Agreement, which are expected to be completed before the end of 2021. In addition, the JV Agreement contemplates that we and the JV will enter into a trademark license agreement to license of certain of the Company’s trademarks (the “Trademark License Agreement”).

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period- to-Period Change		For the Six Months Ended June 30,		Period- to-Period Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$3,104,294	$858,590	$2,245,704	262%	$5,440,783	$1,866,735	$3,574,048	191%
Cost of revenue	901,566	418,862	482,704	115%	1,524,718	737,513	787,205	107%
Gross profit	$2,202,728	$439,728	$1,763,000	401%	$3,916,065	$1,129,222	$2,786,843	247%
Gross margin %	71%	51%		20%	72%	60%		11%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly.  We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

We expect that our revenues will continue to grow, primarily as a result of our increased direct-to-patient marketing efforts, while continuing our selling and marketing efforts through O&P channel providers, both domestically and internationally

Total revenues increased by approximately $2,246,000, or 262% for the three months ended June 30, 2021 as compared to the same period in 2020.  Revenue for the three months ended June 30, 2021 was driven by a higher average selling price, and a higher number of revenue units.  Revenue for the six months ended June 30, 2021 increased by approximately $3,574,000, or 191% compared to the same period in 2020 for the reasons stated above.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our Quality organization, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 71% and 72% for the three and six months ended June 30, 2021, respectively, compared to 51% and 60% for the three and six months ended June 30, 2020, respectively. The increases in gross margin were primarily driven by higher average selling prices and higher sales volumes, which led to greater utilization of fixed costs.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2021	2020	$	%	2021	2020	$	%
Research and development	$600,116	$397,811	$202,305	51%	$1,126,083	$904,764	$221,319	24%
Selling, general and administrative	4,202,244	2,890,464	1,311,780	45%	8,322,047	6,495,432	1,826,615	28%
Total operating expenses	$4,802,360	$3,288,275	$1,514,085	46%	$9,448,130	$7,400,196	$2,047,934	28%

Operating expenses for the three and six months ended June 30, 2020 were impacted by cost reductions, which included headcount reductions, furloughs and reductions in variable spending such as travel, associated with public health restrictions imposed late in the first quarter and into the second quarter of 2020 related to the COVID-19 pandemic.

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

R&D expenses increased by approximately $202,300 and $221,300, or 51% and 24%, during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increases were driven primarily by higher payroll and stock-based compensation costs.

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

Selling, general and administrative expenses (“SG&A”) increased by approximately $1,311,800 and $1,826,600, or 45% and 28%, during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increases were primarily due to higher payroll costs, particularly in support of our reimbursement efforts and higher advertising costs, consulting, insurance and stock compensation costs, which were partially offset by lower real estate costs resulting from the move of our corporate headquarters in the first quarter of 2021.

Interest (income) expense and other expense, net

The following table sets forth our interest (income) expense and other expense, net for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2021	2020	$	%	2021	2020	$	%
Change in fair value of derivative liabilities	$-	$(39,717)	$39,717	(100)%	$-	$(121,818)	$121,818	(100)%
Interest (income) expense and other expense, net	6,018	88,915	(82,897)	N/M	6,137	224,124	(217,987)	N/M
Non-cash interest expense, debt discount	-	40,025	(40,025)	N/M	-	206,668	(206,668)	N/M
Loss on extinguishment of debt	-	348,079	(348,079)	N/M	-	507,281	(507,281)	N/M
Total interest (income) expense and other expense (income)	$6,018	$437,302	$(431,284)	N/M	$6,137	$816,255	$(810,118)	N/M

During 2020, the Term Loan was extinguished and the derivative liabilities were written off resulting in no related expenses in 2021

Income tax expense

Income tax expense recorded during the three and six months ended June 30, 2021 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020. The increase in income tax expense relates to increased income from becoming the contracting party with customers in Europe during 2021.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net loss	$(2,621,315)	$(3,286,934)	$(5,582,109)	$(7,088,927)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	6,018	88,915	6,137	224,124
Non-cash interest expense, debt discount	—	40,025	—	206,668
Loss on extinguishment of debt	—	348,079	—	507,281
Depreciation expense	35,016	26,633	58,329	53,021
Stock-based compensation	363,312	106,281	529,283	229,490
Change in fair value of derivative liabilities	—	(39,717)	—	(121,818)
Income tax expense	15,665	1,085	43,907	1,698
Adjusted EBITDA	$(2,201,304)	$(2,715,633)	$(4,944,453)	$(5,988,463)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$13,772,464	$12,241,261
Working capital	$13,412,635	$11,576,270

We had working capital and stockholders’ equity of approximately $13.4 million and $13.8 million, respectively, at June 30, 2021. We used approximately $5.5 million in cash for operating activities during the six months ended June 30, 2021. We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million. The purpose of this offering was to provide sufficient capital to allow us to execute on our strategy to achieve cash flow breakeven.  This funding, in addition to funding of $5.0 million received under our ATM facility during 2020 and $7.3 million received from the exercise of warrants during the first quarter of 2021 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance companies which reimburse for the MyoPro and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which if not achieved, could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.    If public health restrictions on travel and patient interaction are broadly reinstated in 2021 due to the inability to control the COVID-19 pandemic through vaccinations, that will have an adverse effect on our business and it is likely that we will need to raise additional capital to sustain our operations. We believe that we have access to capital resources through possible public or private equity offerings, including usage of our At Market Sales Facility, or ATM, exercises of outstanding warrants, debt financings, and through payment of the technology license fee associated with our JV in China, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms.   During the six months ended June 30, 2021, approximately 999,400 shares were issued for the exercise of warrants, which generated proceeds of $7.3 million.  Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(5,509,515)	$(6,110,798)
Net cash used in investing activities	(247,644)	(7,878)
Net cash provided by financing activities	7,289,483	12,386,663
Net (decrease) increase in cash, cash equivalents and restricted cash before foreign exchange effect	$1,532,324	$6,267,987

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2021 was primarily used to fund a net loss of approximately $5.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.7 million, and by approximately $0.6 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventory, and prepaids and other current assets.

The net cash used in operating activities for the six months ended June 30, 2020 was primarily used to fund a net loss of approximately $7.1 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.1 million, and by approximately $0.1 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable and inventory.

Investing Activities. During the six months ended June 30, 2021 and 2020, our cash used in investing activities was for the purchase of equipment and leasehold improvements for our new headquarters office in Boston, MA

Financing Activities. During the six months ended June 30, 2021, cash provided by financing activities of approximately $7.3 million was primarily due to proceeds received from the exercise of warrants.  Cash provided by financing activities of approximately $12.4 million during the six months ended June 30, 2020 was primarily due to $13.5 million of net proceeds from our underwritten public offering in February 2020 and approximately $0.2 million received from the exercise of warrants, partially offset by a payment of 50% of the outstanding balance of our term loan of approximately $1.7 million and payment of a prepayment penalty on our Term Loan of approximately $0.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three and six months ended June 30, 2021.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

As a result of COVID-19, most of our employees are working remotely.  Despite working remotely, we continue to maintain our internal control environment.  There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the second quarter of 2021, the virus and its variants are still prevalent despite vaccination efforts.  It is possible that public health restrictions may be reinstated in the future depending on the efficacy of the various vaccines against emerging variants. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain in the near term and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies are experiencing shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues.  For the six months ended June 30, 2021, approximately 54% of our revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro.  As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Risks Related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, since inception through the quarter ended June 30, 2021, fewer than 20 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective in January 1, 2019. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes.  In January 2021, we filed a code amendment request with CMS to change our current benefit category classification from durable medical equipment, or DME, which is reimbursed as a capped rental over thirteen months, to a brace classification, which is reimbursed as a lump sum.  Our submission to CMS also includes a request for a change in the code descriptors to more accurately describe the MyoPro braces.  In June 2021, we withdrew our code amendment request because we were informed by CMS that a proposed rule governing benefit category changes has been delayed.  We intend to resubmit our code amendment request once the new rules are effective.  In addition, one of our partners that supplies custom fabricated orthotics and prosthetics (“O&P”) is in the appeals process with one of Medicare’s billing contractors, referred to as a DME MAC. Together, with our O&P partner, we have decided against additional claims until the CMS benefit category is corrected. We cannot give any assurance that CMS will change the benefit category determination, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. In addition, while we announced that we became certified as a Medicare provider in September 2020, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, we are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. There is no guarantee that we will receive those terms in a timely manner or al all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

Reimbursement amounts, whether on a case-by-case basis or pursuant to broader coverage policies, which may be established in the future, may be insufficient to permit us to generate sufficient gross margins to allow us to operate on a profitable basis. Third-party payers also may deny coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of MyoPro. Further, due to the COVID-19 pandemic, millions of individuals have lost or may lose employer-based coverage in the future, which may adversely affect our sales to our patients relying on such coverage. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals.

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

While we currently believe we have sufficient inventory in our supply chain in the near term and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies are experiencing shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

We depend on a previously related third-party to provide the custom fabrication of the MyoPro.

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

Since inception through June 30, 2021, we have shipped over 1,300 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have shipped more than 900 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the six months ended June 30, 2021, we incurrent a net loss of approximately $5.6 million.  For the year ended December 31, 2020, we incurred a net loss of approximately $11.6 million. At June 30, 2021, we had an accumulated deficit of approximately $73.3 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at June 30, 2021 was approximately $13.8 million. There can be no assurance that our existing cash plus the cash raised through exercise of warrants will be sufficient to achieve cash flow breakeven.  Even if achieved, there can be no assurance that we will maintain cash flow breakeven in future periods.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $13.8 million at June 30, 2021.  We generated proceeds of $7.3 million for the exercise of warrants during the six months ended June 30, 2021. While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, generally increased the number of people with health insurance and significantly impacted the United States medical device industry to which we sell our products. Among other things, the Affordable Care Act:

•

established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although, after a four-year moratorium, was subsequently repealed on December 20, 2019 pursuant to the Further Consolidated Appropriations Act, 2020 H.R. 1865;

•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•

implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models; and

•

created an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate. However, on February 9, 2018, the United States Congress voted to repeal the Independent Payment Advisory Board as a part of the Bipartisan Budget Act of 2018.

Since its enactment, there have been numerous judicial, administrative, executive, and  legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Prior to the Biden Administration, on October 13, 2017, then-President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA, concluding that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA did not received necessary appropriations from Congress and discontinued these payments pending appropriations. The loss of the CSR payments led many qualified health plans to increase premiums on certain policies. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions will have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Presidential administrations, members of Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the United States healthcare system, including by repealing or replacing the ACA. For example, on July 1, 2021, HHS announced a rule to protect consumers from surprise billing, and  President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to support the enactment of a public health insurance option. Many elements of health care reform such as comparative effectiveness research, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of June 30, 2021, we had 1,709,441 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $12.32 per share, and 29,326 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $44.16 per share. In addition, we have 10 shares of unvested restricted stock outstanding, and 299,484 restricted stock units outstanding

We may not be able to maintain a listing of our common stock on the NYSE American.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to June 30, 2021, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $695.88 per share. During the period from July 1, 2021 to the date of the filing of this report, our stock price has ranged from $7.19 to $10.98.

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

3.1

Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on June 10, 2021 (incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on June 15, 2021).

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

10.4

Transitional Services and Separation Agreement, dated as of March 31, 2021, between Myomo, Inc. and Jon Naft (incorporated by reference to Exhibit 10.1 contained in the Registrant’s 8-K filed on April 6, 2021).

10.5	Consulting Agreement, dated as of March 31, 2021, between Myomo, Inc. and Jon Naft (incorporated by reference to Exhibit 10.2 contained in the Registrant’s 8-K filed on April 6, 2021).
10.6

Executive Employment Agreement, by and between Myomo, Inc. and Paul R. Gudonis, dated as of April 22, 2021 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s 8-K filed on April 28, 2021).

10.7

Executive Employment Agreement, by and between Myomo, Inc. and David A. Henry, dated as of April 22, 2021 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s 8-K filed on April 28, 2021).

10.8

Executive Employment Agreement, by and between Myomo, Inc. and Micah J. Mitchell, dated as of April 22, 2021. (incorporated by reference to Exhibit 10.3 contained in the Registrant’s 8-K filed on April 28, 2021).

10.9

Amendment to Transitional Services and Separation Agreement, dated as of June 27, 2021, between the Company and Jonathan Naft (incorporated by reference to Exhibit 10.1 contained in the Registrant’s 8-K filed on June 29, 2021).

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

101

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

104	The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

*	Filed herewith.
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

Date August 9, 2021

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)