Form 10-Q
period 2021-09-30
MYOMO, INC.
filed 2021-11-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At November 3, 2021, the registrant has 6,859,803  shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

•	We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance.

•	If CMS does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which could have an adverse effect on our business.

•	We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

•	We depend on a single third party to manufacture the MyoPro, a single third party to custom fabricate each device, and a limited number of third-party suppliers for certain components of the MyoPro.

•	We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

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

•

our ability to continue normal operations and interactions with patients in order to cast, deliver and fit our custom-fabricated device, which if curtailed, would impact our ability to generate revenues;

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,606,758	$12,241,261
Accounts receivable, net	2,215,696	924,916
Inventories, net	644,138	707,114
Prepaid expenses and other current assets	994,137	572,684
Total Current Assets	16,460,729	14,445,975
Equipment, net	302,110	95,023
Operating lease assets with right of use	696,345	168,784
Total Assets	$17,459,184	$14,709,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,420,654	2,848,904
Current operating lease liability	301,878	18,289
Deferred revenue	-	2,512
Total Current Liabilities	3,722,532	2,869,705
Deferred revenue	1,495	1,495
Non-current operating lease liability	474,188	155,148
Other long-term liabilities	113,423	118,060
Total Liabilities	4,311,638	3,144,408
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 60,000,000 shares authorized; 5,843,100 and 4,593,184 shares issued as of September 30, 2021 and December 31, 2020, respectively; and 5,843,073 and 4,593,157 shares outstanding at September 30, 2021 and December 31, 2020, respectively	584	457
Additional paid-in capital	88,492,959	79,273,964
Accumulated other comprehensive loss	(10,509)	(12,690)
Accumulated deficit	(75,329,024)	(67,689,893)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	13,147,546	11,565,374
Total Liabilities and Stockholders’ Equity	$17,459,184	$14,709,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$4,383,957	$1,926,660	$9,824,740	$3,793,395
Cost of revenue	1,110,204	855,338	2,634,922	1,592,851
Gross margin	3,273,753	1,071,322	7,189,818	2,200,544
Operating expenses:
Research and development	641,228	345,666	1,769,739	1,250,430
Selling, general and administrative	4,662,796	3,270,757	12,982,413	9,766,189
	5,304,024	3,616,423	14,752,152	11,016,619

Loss from operations	(2,030,271)	(2,545,101)	(7,562,334)	(8,816,075)

Other expense (income)
Change in fair value of derivative liabilities	—	(888)	—	(122,706)
Interest income and other expense, net	4,055	29,915	10,193	254,039
Non-cash interest expense, debt discount	—	12,135	—	218,803
Loss on extinguishment of debt	—	189,155	—	696,436
	4,055	230,317	10,193	1,046,572
Loss before income taxes	(2,034,326)	(2,775,418)	(7,572,527)	(9,862,647)
Income tax expense	22,696	1,153	66,604	2,851
Net loss	$(2,057,022)	$(2,776,571)	$(7,639,131)	$(9,865,498)

Deemed dividend on repricing of warrants	—	—	—	(670,632)

Net loss attributable to common stockholders	$(2,057,022)	$(2,776,571)	$(7,639,131)	$(10,536,130)

Weighted average number of common shares outstanding:
Basic and diluted	5,681,121	3,940,113	5,530,259	2,901,398
Net loss per share attributable to common stockholders
Basic and diluted	$(0.36)	$(0.70)	$(1.38)	$(3.63)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(2,057,022)	$(2,776,571)	$(7,639,131)	$(9,865,498)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(8,285)	—	2,181	—
Other comprehensive income (loss)	(8,285)	—	2,181	—
Comprehensive loss	$(2,065,307)	$(2,776,571)	$(7,636,950)	$(9,865,498)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Three and Nine Month Periods Ended September 30, 2021
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2021	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants	999,445	102	7,288,173	—	—	—	—	7,288,275
Common stock issued upon vesting of restricted stock units	11,397	1	(1)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	165,971	—	—	—	—	165,971
Unrealized gain on foreign currency	—	—	—	8,323	—	—	—	8,323
Net loss	—	—	—	—	(2,960,794)	—	—	(2,960,794)
Balance, March 31, 2021	5,604,036	560	86,728,107	(4,367)	(70,650,687)	27	(6,464)	16,067,149
Common stock issued upon vesting of restricted stock units	96,849	10	(10)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	363,312	—	—	—	—	363,312
Unrealized gain on foreign currency	—	—	—	2,143	—	—	—	2,143
Net loss	—	—	—	—	(2,621,315)	—	—	(2,621,315)
Balance, June 30, 2021	5,700,895	570	87,091,409	(2,224)	(73,272,002)	27	(6,464)	13,811,289
Proceeds from issuances under at-market sales facility, net of offering costs of $152,853 in prior period	107,500	11	1,099,790	—	—	—	—	1,099,801
Common stock issued upon vesting of restricted stock units	34,685	3	(3)	—	—	—	—	—
Exercise of stock options	20	—	—	—	—	—	—	—
Stock-based compensation	—	—	301,763	—	—	—	—	301,763
Unrealized gain on foreign currency	—	—	—	(8,285)	—	—	—	(8,285)
Net loss	—	—	—	—	(2,057,022)	—	—	(2,057,022)
Balance, September 30, 2021	5,843,100	$584	$88,492,959	$(10,509)	$(75,329,024)	27	$(6,464)	$13,147,546

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)(continued)

	Three and Nine Month Periods Ended September 30, 2020
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2020	574,524	$57	$57,957,097	$-	$(56,125,982)	27	$(6,464)	$1,824,708
Proceeds of public offering, net offering costs of $1,499,370 in current period and $29,277 in prior period	1,660,000	166	13,475,369	—	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	—	48
Exercise of warrants	96,169	10	161,240	—	—	—	—	161,250
Exercise of stock options	61	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	1,033	—	—	—	—	—	—	—
Restricted stock vested	16	—	—	—	—	—	—	—
Adjustment due to reverse stock split	(69)	—	—	—	—	—	—	—
Stock-based compensation	—	—	123,209	—	—	—	—	123,209
Net loss	—	—	—	—	(3,801,993)	—	—	(3,801,993)
Balance, March 31, 2020	2,814,734	281	71,716,915	—	(59,927,975)	27	(6,464)	11,782,757
Proceeds from issuances under at-market sales facility, net of offering costs of $131,976 in prior period	179,828	18	542,568	—		—	—	542,586
Issuances of common stock to repay debt	224,414	23	910,397	—	—	—	—	910,420
Exercise of warrants	500	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units, net of 489 shares withheld for taxes	4,237	—	(1,855)	—	—	—	—	(1,855)
Restricted stock vested	101	—	—	—	—	—	—	—
Exercise of stock options	62	—	3	—	—	—	—	3
Stock-based compensation	—	—	106,281	—	—	—	—	106,281
Net loss	—	—	—	—	(3,286,934)	—	—	(3,286,934)
Balance, June 30, 2020	3,223,876	322	73,274,309	—	(63,214,909)	27	(6,464)	10,053,258
Proceeds from issuances under at-market sales facility	1,001,268	102	4,374,887	—		—	—	4,374,989
Issuances of common stock to repay debt	300,105	30	1,149,123	—	—	—	—	1,149,153
Exercise of warrants	22,166	1	—	—	—	—	—	1
Common stock issued upon vesting of restricted stock units	13,675	1	—	—	—	—	—	1
Restricted stock vested	379	—	—	—	—	—	—	—
Stock-based compensation	—	—	181,702	—	—	—	—	181,702
Net loss	—	—	—	—	(2,776,571)	—	—	(2,776,571)
Balance, September 30, 2020	4,561,469	$456	$78,980,021	$-	$(65,991,480)	27	$(6,464)	$12,982,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,639,131)	$(9,865,498)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	95,238	79,729
Stock-based compensation	831,046	411,192
Bad debt expense	—	29,839
Non-cash interest expense, debt discount	—	218,803
Amortization of original issue discount and debt restructuring fee	—	161,869
Loss on extinguishment of debt	—	696,436
Change in fair value of derivative liabilities	—	(122,706)
Loss on disposal of asset	202	177
Amortization of right-of-use assets	126,529	—
Other non-cash charges	463	(2,326)
Changes in operating assets and liabilities:
Accounts receivable	(1,281,989)	85,925
Inventories	52,734	(324,234)
Prepaid expenses and other current assets	(422,881)	30,020
Other assets	—	57,987
Accounts payable and accrued expenses	577,238	494,311
Operating Lease Liabilities	(51,462)	—
Deferred revenue	(2,512)	3,771
Other liabilities	(4,637)	165,889
Net cash used in operating activities	(7,719,162)	(7,878,816)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(302,527)	(30,294)
Net cash used in investing activities	(302,527)	(30,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	(1,703,552)
Payment of prepayment penalty on debt	—	(255,533)
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	—	(1,855)
Proceeds from exercise of stock options	—	3
Proceeds from exercise of warrants	7,288,275	161,299
Proceeds from issuance under at-market sales facility, net of offering costs	1,099,801	5,049,551
Proceeds from public offering, net of offering costs	—	13,504,812
Proceeds from payment of grants	—	6,928
Net cash provided by financing activities	8,388,076	16,761,653

Effect of foreign exchange rate changes on cash	(890)	(417)

Net increase in cash, cash equivalents and restricted cash	365,497	8,852,126

Cash, cash equivalents and restricted cash, beginning of period	12,241,261	4,540,455

Cash, cash equivalents and restricted cash, end of period	$12,606,758	$13,392,581

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$654,091	$—
Inventory capitalized as sales demo equipment	$—	$2,743
Sales demo equipment transferred to rental inventory	$—	$2,514
Deferred issuance costs to additional paid-in capital paid in prior period	$—	$161,253
Issuance of common stock for debt	$—	$2,059,573

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

Liquidity

The Company incurred net losses of approximately $7.6 million and $9.9 million during the nine months ended September 30, 2021 and 2020, respectively, and has an accumulated deficit of approximately $75.3 million and $67.7 million at September 30, 2021 and December 31, 2020, respectively. Cash used in operating activities was approximately $7.7 million and $7.9 million for the nine months ended September 30, 2021 and 2020, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital, including net proceeds of $1.3 million (excluding offering costs incurred during the three months ended June 30, 2021) generated from sales under its At-Market Sales Facility (“ATM” – See Note 6) during the three months ended September 30, 2021 and $4.8 million in net proceeds in October 2021 from a transaction offered to certain warrant holders to incentivize the exercise outstanding warrants through a reset of the exercise price (See Note 11).

 The Company’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial insurance with payers that have historically reimbursed for the Company’s products and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their administrative contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of a license fee associated with the Company’s entry into a joint venture and technology license agreement with Beijing Ryzur Medical Investment Co., Ltd, possible public or private equity offerings, including sales of common stock through its ATM, exercises of outstanding warrants, debt financings, or other means.  Debt financing may require the Company to pledge assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Based on the Company’s cash balance of approximately $12.6 million as of September 30, 2021 and its expected cash flows, including the proceeds received from the exercise of warrants in October 2021, the Company believes that its available cash will fund its operations for at least the next 12 months from issuance date of these financials.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2021, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and 2019 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the three and nine months ended September 30, 2021 and 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2021 and December 31, 2020.

Accounts Payable and Other Accrued Expenses:

	September 30, 2021	December 31, 2020
Trade payables	$624,351	$180,499
Accrued compensation and benefits	1,924,871	1,843,402
Accrued professional services	102,733	92,399
Accrued payroll taxes under CARES Act	113,423	118,060
Warranty reserve	168,722	119,713
Other	486,554	494,831
	$3,420,654	$2,848,904

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
(ii)

Collection is deemed probable and it has been determined that a significant reversal of the revenue to be recognized is not deemed probable when the uncertainty associated with the variable consideration is resolved.  As an example, the Company will record revenue if it is notified that insurance intends to pay and a payment amount is provided.

(iii)	The amount to be collected is estimable using the “expected value” estimation techniques, or the “most likely amount” as defined in ASC 606.

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount the reflects the consideration the Company expects to receive in exchange for the device. During the fourth quarter of 2020, the Company made such a determination for certain insurers. These insurers represented 38% and 38% of direct billing channel revenue during the three and nine months ended September 30, 2021.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended September 30, 2021 and 2020, the Company recognized revenue of approximately $1,248,500 and $809,700, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized revenue of approximately $321,000 and $89,500, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $1,500 and $4,000 deferred revenue as of September 30, 2021 and December 31, 2020, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Clinical/Medical providers	$663,281	$612,207	$2,128,050	$1,433,276
Direct to patient	3,720,676	1,314,453	7,696,690	2,360,119
Total revenue from contracts with customer	$4,383,957	$1,926,660	$9,824,740	$3,793,395

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro during the three and nine months ended September 30, 2021.  Net foreign currency gains and losses during the three and nine months ended September 30, 2021 were immaterial and included in accumulated other comprehensive loss in the condensed consolidated balance sheet.  Foreign exchange transaction gains and losses are included in net loss.  Foreign exchange translation gains and losses from the functional currency, the Euro, to U.S. dollars are captured in other comprehensive loss.  During the three and nine months ended September 30, 2020, the functional currency of Myomo Europe GmbH was the U.S dollar.  Net foreign currency gains and losses during the three and nine months ended September 30, 2020 were immaterial and included in interest (income) expense and other expense, net, in the condensed consolidated statement of operations.   The balance sheet is translated using the spot rate on the day of reporting and the income statement is translated monthly using the average rate for the month.

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

Potential common shares issuable consist of the following at:

	September 30,
	2021	2020
Stock options	31,047	19,387
Restricted stock units	304,128	271,984
Restricted stock	10	122
Stock warrants	1,709,441	2,460,069
Total	2,044,626	2,751,562

Recent Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes.  This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted ASU 2019-12 in the first quarter of 2021. The guidance did not have a material impact on our consolidated financial statements.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	September 30, 2021	December 31, 2020
Finished goods	$115,500	$40,682
Work in process	45,359	18,000
Rental units	62,531	62,531
Parts and subassemblies	453,980	603,443
	677,370	724,656
Less: reserve for rental units	(33,232)	(17,542)
Inventories, net	$644,138	$707,114

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

Cash equivalents measured at fair value on a recurring basis at September 30, 2021 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,020,349	$—	$—	$12,020,349

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three and nine months ended September 30, 2020:

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

           .    ,

On February 14, 2020, the Company paid 50% of the then outstanding balance of the Term Loan from the proceeds from the Company’s underwritten public offering.  In addition, the Company paid a prepayment penalty of approximately $256,000.  In connection with the partial extinguishment of the debt, the Company recorded a loss on extinguishment of debt of approximately $189,200 and $696,400 during the three and nine months ended September 30, 2020, respectively.

On May 12, 2020, the Company amended the Term Loan (the “Amendment”) to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations at the Company’s option (as amended, the convertible instrument is referred to herein as the “Note”). The Company concluded that the Note should be accounted for as a modification as a result of not meeting the criteria in the two-step approach defined in ASC 470-20 and the determination that conversion option is non-substantive, as it is at the Company’s option. Pursuant to the terms of the Note, CVP had the right to redeem up to $400,000 of the Borrowings per calendar month for the first three redemptions after the inception date, and $300,000 per calendar month thereafter by submitting a notice to the Company (a “Redemption Notice”). Upon receipt of a Redemption Notice, the Company could, at its election, either (i) pay the amount set forth in the Redemption Notice in cash within seven trading days of Company’s receipt of such Redemption Notice, or (ii) convert the amount set forth in the Redemption Notice into shares of common stock within three trading days of Company’s receipt of such Redemption Notice. CVP’s per share conversion price was 91% of the lowest daily volume weighted average price per share of the common stock on the NYSE American for the ten trading days immediately preceding such conversion. The Company could not make redemptions in shares of common stock and was required to satisfy such redemption in cash within three trading days of receipt of the redemption notice if there was an Equity Conditions Failure (as defined in the Amendment). The Company retained the ability to defer up to three redemptions for up to thirty days as discussed above. In addition, the Company could not issue shares of common stock to CVP if such issuance would cause CVP to beneficially own in excess of 9.99% of the Company’s common stock outstanding on the date of such issuance. The Company was also prohibited from issuing shares of common stock to the extent that such issuance would have exceeded the amounts described in Section 713 of the NYSE American LLC Company Guide that would require stockholder approval of the Company.

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

The Investor Warrants and Underwriter Warrants are being accounted for as equity.  There were no exercises of the Investor or Underwriter Warrants during the three months ended September 30, 2021 and 2020, respectively.  During the nine months ended September 30, 2021 and 2020, 826,700 and 21,500 Investor Warrants were exercised, respectively. During the nine months ended September 30, 2021, 162,575 Underwriter Warrants were exercised.  Proceeds received from the exercise of warrants was approximately $7,288,300 and $161,200, during the nine months ended September 30, 2021 and 2020, respectively.

On June 25, 2021, the Company terminated its ATM facility with B. Riley FBR and entered into a new facility with Alliance Global Partners (“AGP”). The Company may offer and sell from time to time up to $15 million in shares of the Company’s common stock.  The ATM facility with AGP has substantially the same terms as its prior facility with B. Riley FBR, including a commission payable in the amount of 3.0% of the gross proceeds from the sales of common stock.  During both the three and nine months ended September 30, 2021, the Company sold 107,500 shares to purchasers under its ATM facility at a weighted average sales price of $12.02 per share, generating net proceeds after sales commissions of approximately $1,252,700. During the three and nine months ended September 30, 2020, the Company sold 1,001,268 and 1,181,096 shares at weighted average sale prices of approximately $4.50 and $4.41 per share, respectively, generating net proceeds after sales commissions of approximately $4,375,000 and $5,049,600, respectively.

No shares of restricted stock vested during the three months ended September 30, 2021. During the nine months ended September 30, 2021, 20 shares of restricted stock vested. During the three and nine months ended September 30, 2021, 34,685 and 142,931 restricted stock units vested, respectively.  During the three and nine months ended September 30, 2020, 379 and 496 shares of restricted stock vested and 13,675 and 19,434 restricted stock units vested, respectively.

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

The Company issued 160,041 warrants to purchase shares of its common stock in its December 2017 public offering (the “Roth 2017 Warrants”), of which 118,696 warrants were outstanding immediately prior to the closing of the Company’s 2020 Offering and 1,191 warrants remain outstanding as of September 30, 2021. These common stock warrants that were issued in the Company’s December 2017 public offering had an original exercise price of $88.50 per share with such exercise price adjustable if we effect a stock split or combination or similar transaction, depending on the relative trading prices before and after the transaction. The Roth 2017 Warrants also have anti-dilution protection in the event that the Company issues equity securities in the future below the then-exercise price of such warrants.  Though the Roth 2017 Warrants contain a price reset provision in the event of a dilutive issuance of the Company’s securities, because the Roth 2017 Warrants can only be settled in shares of common stock, they were recorded as a component of stockholders’ equity at issuance. As a result of the Company’s February 2019 Offering, the exercise price of the Roth 2017 Warrants was reset to $42.00 per share, and as a result of the Company’s February 2020 Offering, the exercise price of these warrants was further repriced to $0.0001 per share. Since the exercise price of the Roth 2017 Warrants is the par value of the Company’s stock, these warrants have been included in weighted average shares outstanding as of the closing of the 2020 Offering.

The price reset provision required the Company to compute a deemed dividend on the exercise price reduction of the Roth 2017 Warrants as a result of February 2020 Offering.  The Company utilized the black-scholes valuation model to calculate the fair value of the Roth 2017 Warrants upon the pricing of the February 2020 Offering at the previous and new exercise prices.  The deemed dividends as a result of the February 2020 Offering was as follows:

February 2020 Offering
Fair value per share of warrants at new exercise price	$7.00
Fair value per share of warrants at previous exercise price	1.35
Dividend per share	$5.65
Warrants outstanding prior to offering	118,696
Deemed dividend	$670,632

Because the Company has an accumulated deficit, the dividends were recorded as a component of additional paid-in capital and a deduction from net loss to determine net loss attributable to common stockholders in the statements of operations for the nine months ended September 30, 2020.

Assumptions utilized in the valuations of the Roth 2017 Warrant upon the pricing of the February 2020 Offering were as follows:

February 2020
Offering
Risk-free interest rate	1.39%
Expected life (in years)	2.81
Expected volatility of underlying stock	91.71%
Expected dividend yield	—

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and nine months ended September 30, 2021 and 2020.

There were 1,750 and 6,950 stock options granted during the three and nine months ended September 30, 2021.  The assumptions underlying the calculation of grant date fair value per share for the three and nine months ended September 30, 2021 are as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Number of options granted	1,750	6,950
Weighted-average expected volatility	111.03%	112.74%
Weighted-average risk-free interest rate	0.93%	1.10%
Weighted-average expected option term (in years)	6.25	6.25
Weighted-average dividend yield	—%	—%
Weighted-average fair value per share of grants	$7.55	$8.11

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

In June 2021, the Company’s compensation committee granted certain executives a performance-based stock grant with a target of 52,900 restricted stock units, a maximum of 105,800 shares, and a minimum of 0 shares.  The vesting period is three years from the date of grant and is dependent on the total shareholder return of the Company’s common stock compared to a set of peer companies from the grant date through March 9, 2024.  These grants are subject to market-based vesting criteria. The Company recognizes compensation expense for these awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense for share-settled awards is not reversed if vesting does not actually occur. The Company recognizes compensation expense based on the fair value as determined by a Monte Carlo valuation model (the “Monte Carlo Model”) over the expected vesting period.

As of September 30, 2021, there were 94,419 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  On January 1, 2021, the number of shares reserved and available for issuance under the 2018 Plan increased by 183,726  shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$19,304	$10,994	$41,168	$21,246
Research and development	30,624	26,749	102,734	52,424
Selling, general and administrative	251,835	143,959	687,144	337,522
Total	$301,763	$181,702	$831,046	$411,192

As of September 30, 2021, there was approximately $134,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.48 years.

As of September 30, 2021, there was no unrecognized compensation cost related to unvested restricted stock awards .

As of September 30, 2021, there was approximately $2,250,200 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.47 years.

Note 9 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. The executive resigned his position with the Company effective March 31, 2021. As a result, the orthotics and prosthetics practice is no longer a related party effective April 1, 2021.  Sales to this related party were sold at standard list prices. During the nine months ended September 30, 2021, approximately $25,900 of revenues were recognized from this previously related party.  During the three and nine months ended September 30, 2020, approximately $109,300 and $176,200 of revenues were recognized from this previously related party, respectively.    There was approximately $44,900 due from this related party at December 31, 2020.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same previously related party. Charges for these services amounted to approximately $112,900 during the nine months ended September 30, 2021 and approximately $83,600 and $355,200 during the three and nine months ended September 30, 2020, respectively.  Included in accounts payable and accrued expenses at December 31, 2020 is approximately $29,600  due to this previously related party.

Note 10 — Commitments and Contingencies

Litigation

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

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

As of September 30, 2021, operating lease assets were $696,345. The amount and the maturity of the Company’s operating lease liabilities as of September 30, 2021, are as follows:

September 30, 2021
2021 (June 30, -December 31)	$111,018
2022	454,774
2023	312,014
2024	57,852
2025	59,459
Thereafter	—
Total future minimum lease payments	995,117
Less imputed interest	219,051
Total operating lease liabilities	$776,066
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$301,878
Non-current operating lease liabilities	474,188
Total operating lease liabilities	$776,066

For the three and nine months ended September 30, 2021 and 2020, the total lease cost is comprised of the following amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	100,835	—	271,307	—
Short-term lease expense	1,950	—	27,809	—
Total lease expense	$102,785	$-	$299,116	$-

The following summarizes additional information related to operating leases:

September 30, 2021
Weighted-average remaining lease term	2.5
Weighted-average discount rate	20%

Major Customers

At September 30, 2021, one insurance company and its affiliates accounted for approximately  61 % of accounts receivable.

Note 11 — Subsequent Events

Exercises of Investor Warrants

On October 14, 2021, the Company entered into letter agreements with certain holders of the Investor Warrants and Underwriter Warrants, under which these holders agreed to exercise their Investor Warrants and Underwriter Warrants in exchange for a reduction in the exercise price of the warrants to $5.00 per share.  The transaction closed on that date, resulting in the exercise of 1,015,798 warrants which generated net proceeds to the Company after payment of a financial advisory fee of approximately $4.8 million.

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

The JV Company was established on August 12, 2021.  The JV Agreement contemplates that we and JV will enter into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us (the “Technology License Agreement”). Under the Technology License Agreement, we will be entitled to receive an upfront license fee of $2.5 million. Pursuant to the JV Agreement, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.  Payment of the license fee and transfer of technology requires the completion of certain milestones by the parties to the JV Agreement, which are expected to be completed before the end of 2021. In addition, the JV Agreement contemplates that we and the JV will enter into a trademark license agreement to license of certain of the Company’s trademarks (the “Trademark License Agreement”).

Accredited Medicare Provider

In July 2021, we announced that we became accredited as a Medicare provider.  Accreditation was obtained through the successful completion of an audit of our compliance with Medicare accreditation standards.  Accreditation enables us to bill Medicare directly when we deliver our MyoPro powered orthosis.  As of the date of this report, we are awaiting coverage and reimbursement terms from the Centers for Medicare and Medicaid Services.  Until these terms are known, we are not providing the MyoPro to patients covered under Medicare Part B.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended September 30,		Period- to-Period Change		For the Nine Months Ended September 30,		Period- to-Period Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$4,383,957	$1,926,660	$2,457,297	128%	$9,824,740	$3,793,395	$6,031,345	159%
Cost of revenue	1,110,204	855,338	254,866	30%	2,634,922	1,592,851	1,042,071	65%
Gross profit	$3,273,753	$1,071,322	$2,202,431	206%	$7,189,818	$2,200,544	$4,989,274	227%
Gross margin %	75%	56%		19%	73%	58%		15%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenues increased by approximately $2,457,300 or 128% for the three months ended September 30, 2021 as compared to the same period in 2020. The revenue increase for the three months ended September 30, 2021 was driven by both a higher average selling price, and higher revenue units.  Revenue for the nine months ended September 30, 2021 increased by approximately $6,031,300, or 159% compared to the same period in 2020 for the reasons stated above.

Gross margin

Cost of revenue consists of direct costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 75% and 73% for the three and nine months ended September 30, 2020, respectively, compared to 56% and 58% for the three and nine months ended September 30, 2020, respectively. The increases in gross margin were driven by increased average selling price, which was a result of 85% of our revenue coming from direct billing in the quarter, and higher volume, which resulted in lower fixed cost per unit delivered, offset by increased warranty reserves.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2021	2020	$	%	2021	2020	$	%
Research and development	$641,228	$345,666	$295,562	86%	$1,769,739	$1,250,430	$519,309	42%
Selling, general and administrative	4,662,796	3,270,757	1,392,039	43%	12,982,413	9,766,189	3,216,224	33%
Total operating expenses	$5,304,024	$3,616,423	$1,687,601	47%	$14,752,152	$11,016,619	$3,735,533	34%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis, despite the delay in the launch of our pediatric device, which we refer to as MyoPal, due to the impact of COVID-19.

R&D expenses increased by approximately $295,600 and $519,300, or 86% and 42% during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increases were driven primarily by higher payroll and stock-based compensation costs.

Selling, general and administrative

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

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

Selling, general and administrative expenses (“SG&A”) increased by approximately $1,392,000, and $3,216,224, or 43% and 33%, during the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The increases were primarily due to higher payroll costs, particularly in support of increased sales staff and our reimbursement efforts and higher advertising, consulting, insurance and stock compensation costs, which were partially offset by lower real estate costs resulting from the move of our corporate headquarters in the first quarter of 2021.

Interest (income) expense and other expense, net

The following table sets forth our interest (income) expense and other expense, net for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2021	2020	$	%	2021	2020	$	%
Change in fair value of derivative liabilities	$-	$(888)	$888	(100)%	$-	$(122,706)	$122,706	(100)%
Interest (income) expense and other expense, net	4,055	29,915	(25,860)	N/M	10,193	254,039	(243,846)	N/M
Non-cash interest expense, debt discount	-	12,135	(12,135)	N/M	-	218,803	(218,803)	N/M
Loss on extinguishment of debt	-	189,155	(189,155)	N/M	-	696,436	(696,436)	N/M
Total interest (income) expense and other expense (income)	$4,055	$230,317	$(226,262)	N/M	$10,193	$1,046,572	$(1,036,379)	N/M

During 2020, the Term Loan was extinguished and derivative liabilities were written off resulting in no related expenses in 2021

Income tax expense

Income tax expense recorded during the three and nine months ended September 30, 2021 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020. The increase in income tax expense relates to increased income from becoming the contracting party with customers in Europe during 2021.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net loss	$(2,057,022)	$(2,776,571)	$(7,639,131)	$(9,865,498)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	4,055	29,915	10,193	254,039
Non-cash interest expense, debt discount	—	12,135	—	218,803
Loss on extinguishment of debt	—	189,155	—	696,436
Depreciation expense	36,910	26,707	95,238	79,729
Stock-based compensation	301,763	181,702	831,046	411,192
Change in fair value of derivative liabilities	—	(888)	—	(122,706)
Income tax expense	22,696	1,153	66,604	2,851
Adjusted EBITDA	$(1,691,598)	$(2,336,692)	$(6,636,050)	$(8,325,154)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$12,606,758	$12,241,261
Working capital	$12,738,197	$11,576,270

We had working capital and stockholders’ equity of approximately $12.7 million and $13.1 million, respectively, at September 30, 2021. We used approximately $7.7 million in cash for operating activities during the nine months ended September 30, 2021. We have historically funded our operations through financing activities, including raising equity and debt capital.  In February 2020, we completed a follow-on offering of our common stock, generating net proceeds of approximately $13.5 million.  This funding, in addition to $1.3 million and $5.0 million received under our At Market Sales Facility, or ATM, during the third quarter of 2021 and the year ended December 31, 2020, respectively, as well as net proceeds of $4.8 million received in October 2021 from a transaction to incentivize the exercise of certain warrants through a reduction in the exercise price, is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance companies which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as soon as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which if not achieved, could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.    If public health restrictions on travel and patient interaction are broadly reinstated in the near future due to the inability to control the COVID-19 pandemic through vaccinations, that will have an adverse effect on our business and it is likely that we will need to raise additional capital to sustain our operations. We believe that we have access to capital resources through possible public or private equity offerings, including usage of our ATM, exercises of outstanding warrants, debt financings and through payment of the technology license fee associated with our JV in China, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. During the nine months ended September 30, 2021, approximately 999,400 shares were issued for the exercise of warrants, which generated proceeds of $7.3 million.  In addition, in October 2021, approximately 1,015,800 warrants were exercised at a reduced exercise price of $5.00 per share, generating net proceeds of approximately $4.8 million. Further, debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

During the three months ended September 30, 2021, we sold 107,500 shares of common stock under the ATM facility, at a weighted average sales price of approximately $12.02 per share, generating net proceeds after sales commissions of approximately $1.3 million. We may offer and sell shares from time to time under the ATM facility up to $15.0 million in the aggregate. We have remaining capacity under our ATM facility of approximately $13.7 million.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(7,719,162)	$(7,660,013)
Net cash used in investing activities	(302,527)	(30,294)
Net cash provided by financing activities	8,388,076	16,761,653
Net (decrease) increase in cash, cash equivalents and restricted cash before foreign exchange effect	$366,387	$9,071,346

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily used to fund a net loss of approximately $7.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.1 million, offset by approximately $1.1 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to an increases in accounts receivable and prepaids and other current assets, offset by an increase in accounts payable and accrued expenses.

The net cash used in operating activities for the nine months ended September 30, 2020 was primarily used to fund a net loss of approximately $9.9 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.5 million, and by approximately $0.5 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Investing Activities. During the nine months ended September 30, 2021 and 2020, our cash used in investing activities was for the purchase of equipment and during the nine months ended September 30, 2021, leasehold improvements for our new headquarters office in Boston, MA

Financing Activities. During the nine months ended September 30, 2021, cash provided by financing activities of approximately $8.4 million was primarily due to proceeds received from the exercise of warrants and proceeds received from sales under out ATM facility during the third quarter of 2021.  During the nine months ended September 30, 2020, cash provided by financing activities of approximately $16.8 million was primarily due to approximately $13.5 million of net proceeds received from our underwritten public offering in February 2020, approximately $5.0 million of net proceeds received from sales of common stock under our ATM facility and approximately $0.2 million received from the exercise of warrants, partially offset by a payment of 50% of the outstanding balance of our term loan of approximately $1.7 million and payment of a prepayment penalty on our term loan of approximately $0.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three and nine months ended September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the third quarter of 2021, the virus and its variants are still prevalent despite vaccination efforts.  It is possible that public health restrictions may be reinstated in the future depending on the efficacy of the various vaccines against emerging variants. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain in the near term, our third-party fabrication partner has been dealing with labor shortage, which is expected to reduce capacity and the number of products available for delivery to patients in the fourth quarter. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies are experiencing shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Fluctuations in our quarterly and annual financial results have resulted and will continue to be impacted by numerous factors, including:

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

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and market acceptance and adoption depend on educating people with limited upper extremity mobility and healthcare providers as to the distinct features, ease-of-use, improved quality of life and other benefits of MyoPro systems compared to alternative technologies and treatments. MyoPro products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy, products using electroencephalogram signals to stimulate or amputation with a prosthetic replacement. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value. Additionally, because the MyoPro is a prescription device, patients require the prescription of a healthcare provider to access our products and to have the device reimbursed by insurance.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues.  For the nine months ended September 30, 2021, approximately 62% of our revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro.  As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Risks Related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Currently, we are almost entirely dependent on third party insurers to cover the cost of our products to patients and also rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, since inception through the quarter ended September 30, 2021, fewer than 20 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies.

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes.  In January 2021, we filed a code amendment request with CMS to change our current benefit category classification from durable medical equipment, or DME, which is reimbursed as a capped rental over thirteen months, to a brace classification, which is reimbursed as a lump sum.  Our submission to CMS also includes a request for a change in the code descriptors to more accurately describe the MyoPro braces.  In June 2021, we withdrew our code amendment request because we were informed by CMS that a proposed rule governing benefit category changes has been delayed.  We intend to resubmit our code amendment request once the new rules are effective. We cannot give any assurance that CMS will change the benefit category determination, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us or our distributors, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. In addition, while we announced that we became accredited as a Medicare provider in July 2021, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, we are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro; however, there is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. There is no guarantee that we will receive those terms in a timely manner or al all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

While we currently believe we have sufficient inventory in our supply chain in the near term, our third-party fabrication partner has been dealing with a labor shortage, which is expected to reduce capacity and the number of products available for delivery to patients early in the fourth quarter. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, or other factors, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies are experiencing shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

We depend on a previously related third-party to provide the custom fabrication of the MyoPro.

Currently, we rely on Geauga Rehabilitation Engineering, Inc., or GRE, a small, privately held firm in Chardon, Ohio, to provide custom fabrication services for all MyoPro orders. GRE also provides product development support for the development and prototyping of new MyoPro product designs. GRE is owned by Jonathan Naft, a former Myomo executive, who resigned his position as of March 31, 2021, but continues to work with us as a consultant.  GRE is currently the only provider of MyoPro fabrication services, and our business may be negatively impacted by any difficulties GRE has with its suppliers, operating facilities, trained personnel, and any financial issues. For example, GRE is dealing with a near-term labor shortage.  While the labor shortage has been alleviated as of the filing date of this Quarterly Report on Form 10-Q, fabrication capacity and product available for deliveries to patients early in the fourth quarter was negatively impacted.  Our contract with GRE was amended and the termination date was extended to March 31, 2022. Other than for the reasons discussed above, in the event GRE fails to fulfill our orders in a timely manner, then we may terminate our contract. In addition, there can be no assurance that we can retain Mr. Naft’s services to us as a consultant. If our relationship with GRE or with Mr. Naft were terminated, we might have difficulty finding a replacement for GRE’s services. This could result in an adverse impact on our business and financial condition.

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through September 30, 2021, we have delivered over 1,500 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,100 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the nine months ended September 30, 2021, we incurred a net loss of approximately $7.6 million.  For the year ended December 31, 2020, we incurred a net loss of approximately $11.6 million. At September 30, 2021, we had an accumulated deficit of approximately $75.3 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at September 30, 2021 was approximately $12.6 million. There can be no assurance that our existing cash plus the cash raised through usage of our At-Marker Sales Facility, or ATM, or the exercise of warrants will be sufficient to achieve cash flow breakeven.  Even if achieved, there can be no assurance that we will maintain cash flow breakeven in future periods.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $12.6 million at September 30, 2021.  We generated proceeds of $7.3 million for the exercise of warrants during the nine months ended September 30, 2021 and received proceeds from the sale of common stock under our ATM facility of $1.3 million during the third quarter of 2021. In addition, we completed a transaction in October 2021, whereby we reduced the exercise price of warrants issued in our offering in February 2020 to $5.00 per share in exchange for the immediate exercise of the warrants, which generated net proceeds of approximately $4.8 million. While we believe we have sufficient cash to fund our operations for at least the next twelve months, we cannot provide assurance that these funds will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees and patients, intellectual property, and proprietary business information. Any cyber-attack or security breach that leads to unauthorized access, use or disclosure of personal or proprietary information could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

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

Filing, prosecuting, maintaining and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are currently limited to selected countries in the European Union, China, Hong Kong, and Japan. In addition, the laws of some foreign countries, especially developing countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of September 30, 2021, we had 1,709,441 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $7.99 per share, and 31,047 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $41.94 per share. In addition, we have 10 shares of vested restricted stock outstanding, and 304,128 restricted stock units outstanding

We may not be able to maintain a listing of our common stock on the NYSE American.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to September 30, 2021, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $695.88 per share. During the period from October 1, 2021 to the date of the filing of this report, our stock price has ranged from $9.70 to $14.35.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In reviewing the effectiveness of our internal controls over financial reporting for the three months ended March 31, 2020, we concluded that we had a material weakness in internal control over financial reporting related to the accounting for warrants, which was remediated in the third quarter of 2020. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

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
10.1

Amendment No. 1 to Fabrication and Services Agreement, dated October 1, 2021, between the Company and Geauga Rehabilitation Engineering, Inc. (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on October 5, 2021).

10.2

Form of Letter Agreement, dated October 14, 2021, by and between the Company and certain warrant holders (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on October 15, 2021).

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

101 104

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

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

Date November 10, 2021

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)