Form 10-K
period 2021-12-31
MYOMO, INC.
filed 2022-03-11
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2021 was $60,192,401. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 1, 2022, the registrant had 6,875,056 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2021.

Auditor Firm Id:	688	Auditor Name:	Marcum, LLP	Auditor Location:	New York, NY, USA

MYOMO, INC

2021 FORM 10-K ANNUAL REPORT

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

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

•	We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance.

•	If CMS does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which could have an adverse effect on our business.

•	We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

•	We depend on a single third party to manufacture key subassemblies for the MyoPro, and a limited number of third-party suppliers for certain components of the MyoPro.

•	We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

•

We sell to orthotics and prosthetics providers and distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

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

We own various U.S. federal trademark registrations, certain foreign trademark registrations and applications, and unregistered trademarks, including the following registered marks referred to in this Annual Report on Form 10-K: “MyoPro ® ”, “MYOMO” ®, “MyoPal” ® and “MyoCare” ® . All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the symbols ® and ™ , but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent possible under applicable law, their rights thereto.

Item 1.	Business

Overview

We are a wearable medical robotics company that offers functional improvement for those with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or paralyzed arm to enable and help improve functional activities of daily living, or ADLs, in the home and community. It is custom-fabricated by trained professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help improve function in adults and adolescents with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We primarily provide devices directly to patients and bill their insurance companies directly, a sales channel we refer to as direct billing.  Under direct billing, we may evaluate, measure and fit the MyoPro devices using our own clinical staff or utilize the clinical consulting services of orthotics and prosthetics, or O&P, professionals, for which they are paid a fee.  We also sell our products through various other sales channels, including through O&P providers, the Veterans Administration, or VA, and to our distributors in certain accounts and geographic markets outside the United States.

Our goal is to address the need to help regain function to individuals who have suffered partial paralysis and can no longer support or move their arm or hand despite the best efforts of surgeons and rehabilitation therapists.

Our solution, the MyoPro custom fabricated limb orthosis, is for the upper limbs. The concept was originally pioneered in the 1960s, refined in the labs of MIT, and made commercially feasible through our efforts. Partial paralysis is severe muscle weakness or loss of voluntary movement in one or more parts of the body. The MyoPro is listed in the United States with the FDA as a Class II (510(k)-exempt) device (Biofeedback Device). We believe it is the only current device able to help neuromuscular-impaired people regain function in weak arms and hands using their own muscle signals. The device consists of a portable arm brace made of a lightweight metal and includes advanced signal processing software, non-invasive sensors, small motors, and a lightweight battery unit. The product is worn to support the dysfunctional joint and as a functional aid for reaching and grasping and has also been shown to have therapeutic benefits for some users to increase motor control.

The MyoPro’s control technology utilizes an advanced non-invasive human-machine interface based on non-invasive, patented electromyography, or EMG, control technology that continuously monitors and senses, but does not stimulate, the affected muscles. The patient self-initiates movement through his or her weakened muscle signals that indicate the intention to move. In addition to supporting the weakened limb, the MyoPro functions as a neuro-muscular orthotic by helping regain function to the impaired limb similarly to a myoelectric prosthetic for an amputee. It is prescribed by physicians and provided by trained clinical professionals as a custom-fabricated myoelectric elbow-wrist-hand orthosis.

In addition to stroke patients, we believe our technology may be used on medically appropriate patients to improve upper extremity movement in patients with peripheral nerve injury, spinal cord injury, cerebral palsy, traumatic brain injury, and other neurological disorders, depending on the individual patient’s condition.

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform, sized for adults, adolescents and children. We expect to introduce our MyoPal device for pediatric use by the end of calendar year 2023.

The addressable market in the United States for products directed at all individuals with upper extremity paralysis, such as our MyoPro, is substantial, based on an estimated prevalence population of 3 million existing cases of upper extremity paralysis and our estimate that up to 10% of such individuals may be medically qualified candidates for a MyoPro whose insurance may reimburse for the device. In addition, approximately 250,000 new patients are added to the prevalence population each year in the United States as a result of strokes, brachial plexus injuries and other afflictions, although not all of these new chronic patients are suitable for a MyoPro.

To assess whether an individual is a medically-qualified candidate for a MyoPro, we and our distribution partners utilize a variety of techniques to evaluate patients, including tele-health video conference sessions, in-person screening days at various locations, and evaluations at clinical facilities where therapists and physicians refer patients for a MyoPro, which requires a physician’s prescription to be reimbursed by insurance. We use various media to educate individuals about the MyoPro solution for their impaired limbs, and receive referrals from O&P providers and hospitals such as the Mayo Clinic, Cleveland Clinic, and VA Medical Centers. As a result of these efforts, as of December 31, 2021 we have a total of 808 patients in our reimbursement pipeline, an increase of 5% compared to 768 patients in the reimbursement pipeline as of December 31, 2020.

In most cases, private health insurance companies pay for the MyoPro device, either to us directly or to an O&P provider depending on the patient’s insurance plan. If we are serving the patient directly, then we bill the payer, and if an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. In November 2018, the Centers for Medicare and Medicaid Services, or CMS, issued two new codes for the MyoPro, L8701 and L8702.  We continue to be in discussions with CMS regarding reimbursement for the MyoPro, with those discussions centering on the appropriate benefit category for the device.  We believe the MyoPro should be covered as a custom-fabricated orthosis, or brace, while CMS is currently listing the device as durable medical equipment, or DME.  This distinction is relevant for how the device would be reimbursed, as a lump sum if the benefit category is an orthosis, or as a rental over thirteen months under a capped rental program if it is determined that DME is the appropriate benefit category.  A new rule has been published by CMS covering the process to request a benefit category change. Our intention is to enter into discussions during 2022 with the regional Medicare billing contractors, known as the DME MAC’s, to understand their requirements to begin to cover the MyoPro for Medicare Part B patients as a rental, which is how CMS has classified the MyoPro. Concurrent with those discussions, we plan to begin the appeal process to change the benefit category to a brace during 2022. The current determination of CMS differs from the lump-sum reimbursement currently received from commercial payers, VA hospitals, worker’s compensation, and state Medicaid plans.  There is no timetable for CMS to make any coverage or payment decisions, nor is there any guarantee that any such decisions will actually increase access. In addition, we cannot predict the impact of any such decision on the amounts that we may be reimbursed by private insurance companies, if any.

We are the exclusive licensee of 2 U.S. patents for the myoelectric limb orthosis device based on technology originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School, which expire in 2023. We also hold 20 issued patents in the U.S. and various countries and have multiple pending patent applications in the US and international markets. These patents expand upon the MIT patents and extend the life of our patent portfolio to the year 2039.  Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

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

Many stroke survivors are left with hemi-paresis, a partial paralysis of one side of the body, which impacts the ability to use their arm and/or hand.  Occupational therapy is the common treatment recommended to regain native function for these individuals, and some do recover some movement of the upper limb.  However, after 6-12 months of therapy, many patients plateau and continued therapy will not likely result in further improvement.  These chronic patients then enter the prevalence population and become potential candidates for the MyoPro, which we believe is the most cost-effective alternative for regaining function for these individuals.

Vehicular and Workplace Accidents

One of the most straightforward applications for the MyoPro is to support the weak arm and help regain arm function to individuals who have suffered peripheral nerve injuries. A common outcome of vehicular and workplace accidents is damage to the nerves in the shoulder known as the brachial plexus. Many individuals recover from their related trauma with the exception of the ability to control their elbow and in some cases their hand. Nerve transfer surgery is often a solution; however, these procedures are not always restorative. In some cases, patients undergo amputation and receive myoelectric prosthetics rather than deal with a paralyzed arm. One of the leading medical facilities in the U.S. for treating brachial plexus injuries is the Mayo Clinic. We have been working with surgeons at the Mayo Clinic who have incorporated the MyoPro into their surgical post-operative treatment protocol to help improve function in upper limbs.

Spinal Cord Injuries

According to the Christopher and Dana Reeve Foundation, spinal cord injuries are second only to strokes as a cause of paralysis, resulting in 27% of cases of paralysis. The level of paralysis depends on where the injury occurs. Currently, medically qualified individuals for a MyoPro include those with incomplete spinal cord injuries having sufficient remaining EMG signal strength to initiate movement of the devices, as determined by the clinician using a MyoPro demonstration unit.

Cerebral Palsy

Based on data provided by the CDC, the prevalence of cerebral palsy, or CP, in the United States is approximately 70,000 for children ages 6-11 years old. CP is caused by brain injury or brain malformation that occurs before, during, or immediately after birth while the infant’s brain is under development.

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. We have been testing our planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and this new version of the MyoPro, which we refer to as MyoPal, is expected to be available to these patients by the end of 2023.

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

Our Solutions

Although commercial products for powered prosthetics have been available since the 1970s, we believe that powered orthotics have been held back by issues related to weight, comfort, and the technological capability of microprocessors and software. The MyoPro is known in the medical community as a custom fabricated limb orthosis. It is created individually for each patient from a cast, just like a prosthetic, except the MyoPro is appropriate for someone who still has a limb that is non-functional. Beginning in 2022, we will be able to use remote measurement and 3D printing techniques instead of casts in order to create the orthotic parts for the device, which is expected to result in both material cost savings and a reduction in the number of in-person visits by our clinical field staff.

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

The MyoPro can enable individuals to self-initiate and control movements of a partially paralyzed or weakened limb using their own muscle signals. When the user tries to move, our patented EMG control system uses sensors to detect the weak muscle signal and to activate a motor to move the limb in the desired direction. The user is in control of their own limb; the brace amplifies their weak muscle signal to regain function to the affected joint. Importantly, the EMG-driven device requires that users are actively engaged throughout the movement; if they stop trying to move, the device stops. With our product, a paralyzed individual, such as one who has suffered a brachial plexus injury, stroke or other neuromuscular disorder can experience improved function in performing ADLs including feeding, reaching and lifting.

Each MyoPro brace is custom fabricated for each patient for optimum mobility and performance. To qualify for a MyoPro, candidates must meet a comprehensive set of requirements determined by a trained clinical professional during an evaluation. These criteria include long term partial paralysis, detection of a muscle signal sufficient to control the device, demonstrated cognitive abilities, and lack of other conditions that might limit the effectiveness or safety of the device such as use of certain pharmaceuticals, high levels of pain, or limits to range of motion, as well as falling within measurement limitations for the arm and hand to be able to fit into the device. Finally, candidates must have meaningful and achievable functional goals that can realistically be accomplished with the device that cannot otherwise be achieved with other interventions.

Should the individual qualify, we (in the case of direct billing) or the O&P provider will determine whether the device may be covered by the individual’s health insurance. If reimbursement is approved and the individual is a suitable candidate for a MyoPro, then the fabrication and fitting process is undertaken:

•

First an impression molding of the patient’s arm is taken. This mold is sent off to a central fabrication facility for custom brace fabrication.  Beginning in 2022, we will utilize remote measurement equipment and techniques in order to obtain the patient’s measurements and the orthotic parts will be 3D printed based on these measurements. The fabrication of the brace will be completed in-house rather than at a third-party facility.

•

Fabrication typically takes 2-3 weeks. Once the brace is received by us or the O&P practice, the patient will be seen for a fitting. During this fitting, the device will be calibrated to the user’s individual muscle signal profile using our proprietary software, and minor adjustments to the brace can be made to optimize comfort.

•

The patient will be provided with initial training and a set of take-home tasks to practice with the brace donned. We now also provide a video game platform called MyoGames, which offers the patient an additional means to master the device.  We or the O&P provider will then refer the MyoPro user to a local therapist for continued training and practice with their new device, and we have a staff of occupational therapists and other qualified clinicians who train and support these therapists. Finally, under our MyoCare program, a coach is assigned to each patient and follows and guides the patient for the first year of the patient’s journey with the MyoPro in order to maximize each patient’s outcomes with the device.

In a cost-conscious healthcare environment, we believe that the use of the MyoPro is compelling since it enables functional improvement that can help users improve their ability to perform ADL’s, which can allow them to return to work or improve their ability to be independent and remain at home. In the U.S., 5% of community residents require daily help with ADLs and consume 23% of all healthcare spending. We believe that helping regain upper limb function to these individuals may result in fewer emergency room visits related to falls, increase their level of activity, and avoid the need for institutionalization. With 72 million baby boomers headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

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

We have continually enhanced our product offerings by increasing functionality for users by the addition of a multi-articulated wrist and introducing a powered grasp for the hand. Our flagship product is the MyoPro 2, introduced in June 2017, which features improvements in control technology, new configuration software and user interface, and a longer-lasting, pop-out battery for extended use of the brace and convenient replacement. In January 2022, we introduced the MyoPro2+, which is a lighter and more advanced version of the device, which includes 3D printed orthotics, software enhancements and a new design that facilitates easier donning and doffing of the device

We plan, depending on available resources, to increase our investment in research, development, and customer service in the future in order to continually improve our system architecture and develop new product innovations that increase the value and breadth of our product offerings. By the end of calendar year 2023, we expect to launch MyoPal, a pediatric version of the MyoPro which is designed to meet the needs of younger patients suffering from arm and hand paralysis.

Clinical Research Studies

Evidence of efficacy involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of the technology to regain function to a paralyzed joint as well as the real-world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. A study was published in January 2017 that demonstrated the instantaneous reduction in upper limb impairment and increase in ability to complete functional tasks for chronic stroke patients. In addition to the previous published research, Myomo also has an active grant-funded research program. In February 2022, researchers with the Cleveland VA published a study showing clinically significant gains in motor function in individuals with chronic moderate-to-sever arm weakness. Currently funded studies include a recently funded study of the device for patients with spinal cord injury, or SCI at Kessler Rehabilitation Center in New Jersey. These studies focused on the ability of MyoPro users to initiate movement of their affected limbs and perform ADLs such as picking up objects so that they may feed themselves and live more independently. In 2021, we launched an internal outcomes patient registry to collect data on a number of patient outcomes from use of the MyoPro in their homes. This is an ongoing study that will provide valuable insight into long term outcomes and will also drive future development of the MyoPro. In addition to the studies Myomo is directly involved in, various clinical facilities are undertaking their own research projects on the outcomes of MyoPro users, including a recent publication detailing outcomes for patients with brachial plexus injuries, or BPI, by the Mayo Clinic. In non-clinical based research, the University of Utah has been awarded grant funding to study and improve the control systems that communicate muscle intention for better control of the motors on the MyoPro brace. This could lead to future collaboration between Myomo and the University of Utah if new intellectual property is developed.

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

We utilize digital ads on various platforms to educate and inform patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. In instances where we are the provider, the initial evaluation is typically conducted using a telehealth platform.  Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription and letter of medical necessity are typically obtained from the patient’s physician. Once these documents are obtained, our patient advocacy team submits a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to measure the patient’s arm and hand, print orthotic parts using 3D printing equipment, then fabricate the MyoPro and deliver it to the patient.  This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors in Europe and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and over sixty VA facilities have already ordered devices for their patients.

Our business development efforts have focused on developing a pipeline of patients in our reimbursement process. As of December 31, 2021, 808 patients were in our reimbursement pipeline, a 5% increase compared to 768 patients in the pipeline at December 31, 2020.   As of December 31, 2021, 154 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, but revenue has not been recognized, with an estimated revenue value of $5.8 million, which is an 18% increase over 131 patients in backlog at December 31, 2020.

To bring the MyoPro to what we believe is the large number of potential patients outside of the U.S., in July 2017 we met the criteria to apply the CE Mark, which is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European Union health, safety and environmental protection legislation for the MyoPro so that it can be marketed in Europe. In October 2017 we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into distribution agreements with O&P providers in the United Kingdom, Denmark, Germany, Italy and Australia, and have received a number of MyoPro orders from providers outside the United States in 2021.

We plan to increase our direct-to-patient advertising expenditures and field staff during 2022 to continue to raise awareness and educate clinicians and patients about the MyoPro.

Competition

An individual with difficulty walking has a wide range of technology alternatives from canes and crutches to powered wheelchairs and exoskeleton suits. However, those with paralysis of the arm, wrist, and hand, whose physical challenges that we seek to address, have few options to regain function.

Rehabilitation Therapy

Rehabilitation therapy is the standard of care for upper extremity paralysis and a prerequisite to qualifying for a myoelectric orthosis such as the MyoPro. After a stroke or other traumatic injury, a large portion of survivors regain much or all of their function. However, every year there are many survivors whose upper extremities remain paralyzed despite best efforts of rehabilitation therapists.

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

Experimental Surgery: Battelle and Thomas Jefferson University — Brain Implants

An array of experimental interventions currently is being researched at universities and non-profit research facilities around the world. One such innovation recently announced by Battelle Memorial Institute in Ohio and Thomas Jefferson University in Philadelphia involves a craniotomy, which is a surgical opening into the skull performed to implant a sensor chip in the brain. An electrical cable is connected to the top of the head connecting to a system that sends pulses of electrical stimulation to activate muscles in the forearm or to control the MyoPro brace. The procedure is experimental, invasive, and costly, but may be offered as an alternative to a myoelectric orthosis.

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

The two patent licenses discussed above were granted pursuant to the MIT License. Under the MIT License, we have been granted access to those certain patent rights in exchange for the payment of royalties, which vary based on the level of our net sales. As part of the MIT License, we must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The License Agreement can be terminated if certain sales targets are not achieved. The future minimum amounts due under this agreement for the next two years is $25,000 for each year.

Under the MIT License, we issued 6,172 shares of our common stock to MIT. They have the right to purchase additional shares of our common stock to maintain their pro rata ownership.

Myomo has 20 of its own issued patents as well. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s two U.S. patents issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). In September 2020, Myomo’s fourth U.S. patent was issued entitled Powered Orthotic Device and Method of Using the Same (U.S. Pat No. 10758394B2).  Similar patents have been issued in China, Hong Kong, and Japan and is validated (currently in force) in six European countries (European Patent No. 3307225).  We also have 4 pending U.S. patent applications and 11 foreign applications under examination. We plan to continue to file additional patent applications over time. The longest term of our patents extends intellectual property rights until 2039.

In terms of trademarks, the terms Myomo, MyoPro, MyoPal and MyoCare are registered as trademarks with the U.S. Patent & Trademark Office. Within the first ten years from the registration dates shown above, we will be required to complete two (2) “maintenance” filings, one between the 5th and 6th years and the second between the 9th and 10th years. Each successive 10-year period thereafter we will be required to complete a “maintenance” filing between every 9th and 10th year. Our trademarks were registered in 2013 and 2014.

Government Regulation

The MyoPro device and our operations including our supply chain and distribution channels are subject to regulation by the FDA and various other U.S. federal and state agencies. Under the FFDCA, medical devices are classified as Class I, Class II or Class III, depending on the degree of risk associated with the device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA premarket review. We have elected to list the MyoPro Family of products under a Class II device classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a battery powered, external limb orthosis device that is indicated for muscle relaxation or muscle re-education are generally 510(k)-exempt under the classification regulation. While we believe our device to be exempt from FDA premarket review, our device is subject to FDA’s post-market requirements, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

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

Additionally, healthcare providers and third-party payers play a primary role in the recommendation of medical devices and other medical items and services. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including compensation of physicians with stock or stock options to serve on our Scientific Advisory Board could, despite efforts to comply, be subject to challenge under one or more of such laws. Moreover, efforts to ensure that our business arrangements comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Health Insurance Reimbursement

In the United States and markets in other countries, patients who are prescribed medical devices for their conditions and providers delivering the prescribed devices generally rely on third-party payers to reimburse all or part of the associated healthcare costs. MyoPro devices are typically reimbursed by the patient’s health insurance plan, which include government health programs in the United States such a Medicare and Medicaid, commercial health insurers and managed care organizations. To obtain approval for reimbursement, payers require various items which may include a physician’s written order, a history of the patient’s medical condition and past treatment, and demonstration of medical necessity. Factors payers consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective, and medically necessary; appropriate for the specific patient; cost effective, and neither experimental nor investigational.

Our Patient Advocacy Team assists patients and O&P providers in developing and submitting this documentation for coverage of the prescribed MyoPro. Since the MyoPro is a relatively new device, payers may not be familiar with the device, and in some cases, payers may deem it to be experimental or investigational and establish non-coverage policies for the device. National and regional commercial plans, worker’s compensation programs, auto insurance carriers, Medicare Advantage plans, and some state Medicaid plans have paid for the MyoPro orthosis. The process usually requires obtaining a pre-authorization of the MyoPro for the patient, and if the authorization request is initially denied by the payer, we support the patient, or the O&P provider as the case may be, in appealing the decision. We have been successful in obtaining coverage for the MyoPro on a case by case basis and we continue to follow up on other cases in our reimbursement pipeline which are pending an insurance decision.

As of January 1, 2019, two new HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, went into effect. CMS elected to classify the MyoPro for Medicare beneficiaries as DME to be provided to patients under a capped rental payment system, where we believe providers are typically paid monthly over a period of thirteen months. We are continuing to work with CMS on publishing reimbursement guidelines for our product. During 2022, we intend to apply to have the benefit category changed from DME to an orthosis (brace), which is consistent with how commercial insurers are reimbursing for the MyoPro. In parallel, we intend to enter discussions with the regional DME MAC’s regarding their requirements to cover the MyoPro under a capped rental program.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Manufacturing

Myomo’s custom fabricated orthosis is comprised of two elements. The first is the electromechanical kit. The kit consists of the motor units, processor, sensors, and battery. Manufacturing for the electromechanical kit is provided by our supplier Cogmedix, a wholly owned subsidiary of Coughlin Companies in Worcester, MA. The second element is the custom fabrication of the orthosis itself from a model of the patient’s arm. Custom fabrication has been provided by Geauga Rehabilitation Engineering in Chardon, OH. Beginning in 2022, we intend to bring the custom fabrication of the device in house to our facility in Boston, MA.

If the volume and geographic reach of our sales expand, we may seek additional sources for manufacturing and custom fabrication of the devices as our needs may require.

Employees and Human Capital

As of December 31, 2021, we employed a total of 87 full time employees and 6 part time employees. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the fourth quarter of 2021, incidences of the virus and its variants are increased dramatically in the United States and the world. The spread of the Omicron variant has resulted in more incidences of infection involving employees of the Company and its subcontractors as compared to earlier in the pandemic, which has impacted the Company in terms of lost productivity and temporary reductions in capacity.  While the Omicron variant does not appear to be as virulent as previous variants, it is possible that future variants will be more transmissible and virulent. As a result, public health restrictions may be reinstated in various areas in the future. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Risks Related to Our Operating and Financial Results

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	timing, number and dollar value of reimbursements of our products by insurance payers;
•	changes in the mix of products we sell;
•	strategic actions by us, such as acquisitions of businesses, products, or technologies;
•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;
•	the divestiture or discontinuation of a product line or other revenue generating activity;
•	the relocation and integration of manufacturing operations and other strategic restructuring;
•	regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;
•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;
•	our ability to collect outstanding accounts receivable;
•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;
•	increased product and price competition, due to the regulatory landscape, market conditions or other factors;
•	technology changes to enhance individual data privacy that could negatively impact our ability to market our products to prospective candidates and could result in increased advertising costs;
•	market reception of our new or improved product offerings; and
•	the loss of any significant customer.

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

Achieving and maintaining market acceptance of MyoPro products could be negatively impacted by many other factors, including, but not limited to:

•	lack of sufficient evidence supporting the benefits of MyoPro over competitive products or other available treatment, or lifestyle management to accommodate the disability;
•	patient resistance to wearing an external device or making required insurance co-payments;
•	limitations on the ability of patients to complete evaluations and fittings, including adverse changes in their health, or other environmental, social and economic barriers to patient access;
•	results of clinical studies relating to MyoPro or similar products;
•	claims that MyoPro, or any component thereof, infringes on patent or other intellectual property rights of third parties;
•	perceived risks associated with the use of MyoPro or similar products or technologies;
•	the introduction of new competitive products or greater acceptance of competitive products;
•	adverse regulatory or legal actions relating to MyoPro or similar products or technologies; and
•	problems arising from the insourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships with third parties.

Any factors that negatively impact sales of MyoPro would adversely affect our business, financial condition and operating results.

If CMS does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which could have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues.  For the year ended December 31, 2021, approximately 59% of our revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro.  As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a particular insurer.  Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses.  Beginning in September 2021, a large insurer that reimburses for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients. As of the filing date of this Annual Report on Form 10-K, these post-service denials continue.  Revenues from patients insured by this payer represented 30% of total revenues during the year ended December 31, 2021.  With only a small number of exceptions, appeals filed with the payer requesting payment has been successful and these claims are ultimately being paid.  This payer also continues to provide us with pre-authorizations to serve new patients.  If this payer were to start regularly denying appeals on filed claims or reduce the number of MyoPro’s that it will authorize for its insureds, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business.

Risks Related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Sales of our device depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement.”

Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2021, fewer than 20 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies. See section title “Business Section – Government Regulation – Health Insurance Reimbursement.”

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019.  CMS placed us in a DME rental benefit category instead of lump sum, which is standard practice for other custom-fabricated orthotics and prosthetics. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes. We intend to pursue discussions with the DME MAC’s regarding establishing coverage criteria and reimbursement for the MyoPro under a capped rental program. In addition, we plan on submitting an appeal to change our benefit category to an orthotic, or brace, during 2022. We cannot give any assurance that CMS will change the benefit category determination that the DME MAC’s will cover the device on a case by case basis, or at all, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. While we announced that we became accredited as a Medicare provider in July 2021, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, since we are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro, we are currently not serving Medicare Part B patients. There is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. There is no guarantee that we will receive those terms in a timely manner or al all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

While we currently believe we have sufficient inventory in our supply chain in the near term, if we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, or other factors, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies are experiencing shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through December 31, 2021, we have delivered over 1,500 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,200 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the years ended December 31, 2021 and 2020, we incurred net losses of approximately $10.3 million and $11.6 million, respectively. At December 31, 2021, we had an accumulated deficit of approximately $78.1 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at December 31, 2021 was approximately $15.5 million. There can be no assurance that our existing cash plus the cash raised through usage of our At-Marker Sales Facility, or ATM, or the exercise of warrants will be sufficient to achieve cash flow breakeven.  Even if achieved, there can be no assurance that we will maintain cash flow breakeven in future periods.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $15.5 million at December 31, 2021.  We generated proceeds of $12.1 million from the exercise of warrants and received proceeds from the sale of common stock under our ATM facility of $1.1 million during the year ended December 31, 2021. While we believe we have sufficient cash to fund our operations for at least twelve months from the issuing date of this Annual Report on Form 10-K, we cannot provide assurance that these funds will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

We sell to O&P providers and distributors who are free to market products that compete with the MyoPro, and we rely on these parties to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

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

While clinical data have established the safety of MyoPro products, our products undergo periodic updates for various reasons, including performance and reliability improvements and cost reductions. For example, in January 2022, we announced the availability of MyoPro2+.  Because MyoPro users generally do not have feeling in their upper extremities, they may not immediately notice adverse effects from updates to the MyoPro, which could exacerbate their impact. If MyoPro products are shown to present new risks or to be unsafe or cause such unforeseen effects in the future, our business and reputation could be harmed, including through field corrections, withdrawals, removals, mandatory product recalls, suspension or withdrawal of FDA registration, significant legal liability or harm to our business reputation.

Risks Related to Collaborations and Licensing Agreements

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV) with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing the Company’s technology in China, Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we will be entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Risks Related to Healthcare Industry

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

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g. healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section entitled “Business – Government Regulation – Healthcare Privacy Laws and Regulations.”

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. See section titled “Business Section – Government Regulations – Current and Future Legislation.”.

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

In the United States, states have recently become to be rather active in privacy. Leading efforts has been California which has recently enacted the California Consumer Privacy Act, or CCPA, a comprehensive measure that creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020.  Further, also in California, as of January 1, 2023, the California Privacy Rights Act (CPRA), will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA and the CPRA. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CDPA, but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

With the CPA, Colorado became the third state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, may require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and may result in further increased compliance costs and/or changes in business practices and policies.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR and applicable data protection laws in effect in the member states of the European Union. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so may require significant effort and additional cost.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the fiscal years ended December 31, 2021 and 2020, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331), “MYOMO” (Registration No. 4,451,445), “MyoPal” (Registration No. 6,086,533) and “MyoCare” (Registration No. 6,579,736) in the United States. The MyoPro mark is registered in Canada and in selected European Union, or EU, countries with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of December 31, 2021, we had 693,643 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $8.76 per share, and 17,390 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $63.26 per share. In addition, we have 292,473 restricted stock units outstanding

We may not be able to maintain a listing of our common stock on the NYSE American.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to December 31, 2021, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.82 to a high of $695.88 per share. During the period from January 1, 2022 to the date of the filing of this report, our stock price has ranged from $6.67 to $8.79.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In reviewing the effectiveness of our internal controls over financial reporting for the three months ended March 31, 2020, we concluded that we had a material weakness in internal control over financial reporting related to the accounting for warrants, which was remediated during the three months ended September 30, 2020. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

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

As a public company, and particularly after we are no longer an “emerging growth company” or a “small reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Risks Related to Tax Laws

We may be subject to adverse legislative or regulatory changes in tax laws that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, or IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had U.S. federal and state net operating loss, or NOL, carryforwards of $64.6 million and $56.0 million, respectively, which begin to expire in the year 2028 and 2022 through 2042, respectively. Additionally, we had U.S. federal and state research and development tax credits, or tax credits, of $0.2 million and $0.1 million, respectively, which begin to expire in the year 2027 and 2023, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes occurred prior to 2019. The result of these ownership changes is that approximately $5 million of our pre-change NOL carryforwards will not be available to us to offset future taxable income. In addition, we determined that an ownership change occurred in conjunction with our common stock offering in February 2020.  As a result, an additional $437,000 of our NOL’s will expire unutilized. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

Our primary offices are located at 137 Portland St. in Boston, Massachusetts, where we have a sublease expiring in August 2023 consisting of 9,094 square feet of office and laboratory space, which has been extended as a result of a lease in the same building for 3,859 square feet of space to be used for manufacturing which expires in January 2025. Additionally, we have offices at 5601 Bridge St. in, Fort Worth, TX, where we have a lease expiring in December 2025 to operate a customer service call center consisting of approximately 2,800 square feet of office space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the U.S.

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

Holders of Record

On March 1, 2022, the closing price per share of our common stock was $7.51 as reported on The NYSE American, and we had approximately 129 stockholders of record (not including beneficial owners whose shares are held in street name).

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

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Reserved

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, or ADLs, in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help regain function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. Beginning in 2022, this will be done using a measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors Europe and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over sixty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help regain the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

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
•

In May 2018, we announced that CMS had published a favorable preliminary decision regarding our application for HCPCS “L” codes. We had filed this application in December 2017 to have the CMS establish two new Level II HCPCS codes to describe “microprocessor-controlled, custom fabricated upper extremity braces.”

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

Majority ownership in the JV, to be named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., will be held by Ryzur Medical, with a minority investment from Chinaleaf Capital Management Co., Ltd., a private fund based in Shanghai that invests in growth opportunities in new technologies. We will own a minimum 19.9% stake in the JV. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV over five years.

The JV Company was established on August 12, 2021.  On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”).  Under the Agreements, we and the JV have entered  into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, , we are entitled to receive an upfront license fee of $2.7 million. Pursuant to the Agreements, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.  Under the terms of the Agreements, payment of the license fee is expected to be completed before the end of the first quarter of 2022.

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

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

The following table sets forth our Revenue, Gross Margin and Gross Margin% for each of the years presented.

	Year-to-year change
	2021	2020	$	%
Revenue	$13,856,374	$7,583,371	$6,273,003	83%
Cost of revenue	3,544,097	2,600,375	943,722	36
Gross profit	$10,312,277	$4,982,996	$5,329,281	107
Gross margin%	74%	66%		9%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the U.S. and Europe, to the VA, to rehabilitation hospitals, and through distributors in Europe and Australia. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

We expect that our revenues will continue to grow, primarily as a result of our increased direct-to-patient marketing efforts, while continuing our selling and marketing efforts through O&P channel providers, both domestically and internationally.

Total revenue in 2021 increased by approximately $6.3 million, or 83% compared to 2020. The revenue increase was driven by both a higher number of revenue units and a higher average selling price. Revenues generated in 2021 through the direct billing channel, increased to approximately $10.7 million, or 77% of revenue in 2021, compared to approximately $5.3 million, or 70% of revenue in 2020. The increase in direct billing revenues, as well as a higher volume of Motion G products sold, were the drivers for our higher average selling price in 2021.

Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting/printing of orthotic parts, fabrication and fitting of our products, inventory reserves, warranty costs, royalties associated with licensed technologies and instruction.

Gross margin increased to 74% for the year ended December 31, 2021, as compared to 66% in the comparable period of 2020. The increase in gross margin was driven primarily by higher average selling prices, more revenue units, and the impact of a full year of operation in 2021 compared to 2020, which was impacted by COVID-19 lockdowns, offset by increased warranty reserves.

We expect our gross margins to vary depending on the mix of channel revenues and timing of reimbursements from certain third party payers, which impacts revenue recognition.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Year-to-year change
	2021	2020	$	%
Research and development	$2,557,367	$1,669,188	$888,179	53%
Selling, general and administrative	18,022,975	13,816,494	4,206,481	30
Total operating expenses	$20,580,342	$15,485,682	$5,094,660	33%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to increase on an annual basis.

R&D expenses increased by approximately $0.9 million or 53% in 2021 compared to 2020. The increase during 2021 was driven by higher payroll and stock based compensation costs.

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

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC and Medicare accreditation, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase as we pursue an increased number of insurance reimbursements and seek expanded payer coverage for our products and add administrative and accounting support for our growing business.

Selling, general and administrative expenses increased by approximately $4.2 million or 30% in 2021 compared to 2020. The increases were primarily due to higher payroll costs, particularly in support of increased clinical and reimbursement staff and higher advertising, consulting, insurance and stock compensation costs, which were partially offset by lower real estate costs resulting from the move to our new corporate headquarters in the first quarter of 2021.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Year-to-year change
	2021	2020	$	%
Change in fair value of derivative liabilities	$-	$(122,706)	$122,706	100%
Interest (income) and other expense, net	15,336	255,906	(240,570)	(94)%
Non-cash interest expense	-	218,803	(218,803)	(100)%
Loss on early extinguishment of debt	-	709,222	(709,222)	(100)%
Total other expense (income)	$15,336	$1,061,225	$(1,045,889)	(99)%

During 2020, the Term Loan was extinguished and derivative liabilities were written off resulting in no related expenses in 2021

Income tax expense

Income tax expense recorded during the year ended December 31, 2021 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, which was established on January 30, 2020. The increase in income tax expense relates to increased income from Myomo Europe GmbH becoming the contracting party with customers in Europe during 2021.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our debt, including non-cash interest expense from the amortization of the debt discount;
•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not include other income (expense);
•	Adjusted EBITDA does not include depreciation expense from fixed assets, or amortization of leased assets;
•	Adjusted EBITDA does not include the impact of stock-based compensation; and
•	Adjusted EBITDA does not include the change in fair value of our derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2021	2020
GAAP net loss	$(10,372,329)	$(11,563,911)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense and other expense, net	15,336	255,906
Non-cash interest expense	—	218,803
Loss on extinguishment of debt	—	709,222
Income Taxes	88,928	—
Depreciation expense	145,995	105,382
Stock-based compensation	1,096,408	614,302
Change in fair value of derivative liabilities	—	(122,706)
Adjusted EBITDA	$(9,025,662)	$(9,783,002)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2021	2020
Cash	$15,524,378	$12,241,261
Working capital	14,903,804	11,576,270

We had working capital and stockholders’ equity of approximately $14.9 million and $15.4 million respectively, as of December 31, 2021. We have historically funded our operations through financing activities, including raising equity and debt capital.  During 2021, $12.1 million was received from the exercise of warrants, including $4.8 million in net proceeds in October 2021 from a transaction to induce the exercise of warrants issued in conjunction with our equity offering in February 2020 at a reduced exercise price of $5.00 per share.  This funding, in addition to funding of $1.1 million received from sales of common stock under our At-Market Sales Facility, or ATM facility, with Alliance Global Partners during the year ended December 31, 2021 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our existing cash will fund our operations for at least the next twelve months from the issuance date of this Annual Report on Form 10-K.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.  If public health restrictions on travel and patient interaction are broadly reinstated in 2022 due to new variants of COVID-19 and increasing infections in the U.S., that will have an adverse effect on our business, and it is likely that we will need to raise additional capital to sustain our operations through 2023. We believe that we have access to capital resources through payment of the technology license fee associated with our JV in China, possible public or private equity offerings, including usage of our ATM facility exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms.   During the year ended December 31, 2021, we sold 107,500 shares of common stock under the ATM facility, at a weighted average sales price of approximately $12.02 per share, generating net proceeds after sales commissions and other expenses of approximately $1.1 million. We may offer and sell shares from time to time under the ATM facility up to $15.0 million in the aggregate. We have remaining capacity under our ATM facility of approximately $13.7 million. However, due to our public float, the amount of securities we may sell from time to time under the registration statement which registered the ATM facility may be subject to the limitations imposed by General Instruction I.B.6 of Form S-3. Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

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

Cash Flows

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(9,547,695)	$(9,032,896)
Net cash used in investing activities	(326,462)	(45,752)
Net cash provided by financing activities	13,167,666	16,780,576
Net increase in cash, cash equivalents, and restricted cash excluding foreign exchange effect	$3,293,509	$7,701,928

Operating Activities. The net cash used in operating activities for the year ended December 31, 2021 was primarily used to fund a net loss net approximately $10.4 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.4 million of which approximately $1.1 million of non-cash adjustments related to stock-based compensation, and approximately $0.6 million of cash used from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, offset by increases in inventory and accounts receivable.

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

Investing Activities. During the year ended December 31, 2021 our cash used in investing activities of $0.3 million was primarily for leasehold improvements to our new headquarters facility in Boston. Cash used in investing activities in 2020 was primarily for the purchase of equipment.

Financing Activities. During the year ended December 31, 2021 cash provided by financing activities of approximately $13.2 million was primarily due to approximately $12.1 million of net proceeds received from the exercise of warrants and net proceeds of approximately $1.1 million from the issuance of shares through our ATM.

Cash provided by financing activities during the year ended December 31, 2020 of approximately $16.8 million was primality due to $13.5 million in net proceeds from our follow-om equity offering in February 2020 and $5.1 million of proceeds from sales of common stock under our ATM facility, partially offset by $2.0 million used for the repayment of debt and associated prepayment penalties

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2021 and December 31, 2020.

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

Inventories

Inventories are recorded at the lower of average cost or net realizable value. Cost is determined using average cost, which approximates the first-in, first out (FIFO) method. We reduce the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

Research and Development Costs

We expense research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Revenue Recognition

Accounting for revenues under ASC 606 and all the related amendments (Topic 606) requires revenue be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement and are evaluated using a five-step model. Generally, we recognize revenue at a point in time.

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

Increasingly, we are deriving revenue from direct billing. We also derive revenue primarily from the sale of our products to O&P providers in the U.S. and internationally, the VA and distributors in Europe and Australia. Under direct billing, we recognize revenue when we meet all of the following criteria:

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

For revenue derived from certain insurance companies where we have demonstrated sufficient payment history, we recognize revenue when we receive a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration we expect to receive in exchange for the device. These insurers represented approximately 39% and 40% of the direct billing channel revenue in 2021 and 2020, respectively.

For revenues derived from O&P providers, the VA and distributors, we recognize revenue when control passes to the customer in an amount that reflects the consideration we expect to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, we ship our products to O&P providers pending reimbursement from third party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, we recognize revenue when payment has been received, as all of the revenue recognition criteria has been met.

We have elected to record taxes collected from customers on a net basis and do not include tax amounts in revenue or cost of revenue.

Leases

We account for leases under Accounting Standards Codification (“ASC”) Topic 842, leases. We assess whether a contract is or contains a lease at inception of the contract and recognize right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, we recognize the lease payments as an operating expense on a straight-line basis over the term of the lease.

Income Taxes

We account for income taxes under ASC 740 Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in our financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We believe there are no uncertain tax positions that could have a material impact on our financial condition, results of operations or cash flows.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2021 and 2020, and as a result, all potentially dilutive common shares are considered antidilutive for these years.

Recent Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes. This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. We adopted ASU 2019-12 in the first quarter of 2021. The guidance did not have a material impact on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. We adopted the provisions of ASU 2021-04 in the fourth quarter of 2021. The implementation resulted in a deemed dividend of approximately $640,000 on the discounting and repricing of certain warrants.

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $15.5 million as of December 31, 2021, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2021.

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

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2021.

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

3.3

Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on January 30, 2020 (incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on January 30, 2020)

3.4

Second certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on June 10, 2021 (incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on June 15, 2021)

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

10.26	Sublease between Myomo, Inc. and Upstatement, LLC dated December 17, 2020. (Incorporated by reference to Exhibit 10.26 contained in the Registrant’s Annual Report on Form 10-K filed March 10, 2021)

10.27**

Amended and Restated Equity Joint Venture Contract by and between Myomo, Inc., Anhui Ryzur Medical Equipment Manufacturing Co. Ltd., Wuxi Chinaleaf Rehabilitation Industry Equity Investment Fund (Limited Partnership) and Beijing Ryzur Medical Investment Company Ltd., dated December 29, 2021.

10.28**	Technology License Agreement by and between Myomo, Inc, and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021.

10.29*	Trademark License Agreement by and between Myomo, Inc. and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021.

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i)  Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

+	Management contract or compensatory arrangement.
*	Filed herewith
**

Portions of this exhibit filed herewith containing confidential information have been omitted pursuant to a confidential treatment order granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[*]” and has been filed separately with the SEC.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

Myomo, Inc.,
By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2022

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022

/s/ Amy Knapp Amy Knapp	Director	March 11, 2022

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 11, 2022

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 11, 2022

/s/ Milton M. Morris Milton M. Morris	Director	March 11, 2022

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myomo, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 11, 2022

MYOMO, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,524,378	$12,241,261
Accounts receivable, net	1,960,037	924,916
Inventories, net	808,308	707,114
Prepaid expenses and other current assets	894,494	572,684
Total Current Assets	19,187,217	14,445,975
Equipment, net	275,289	95,023
Operating lease assets with right-of-use	632,906	168,784
Total Assets	$20,095,412	$14,709,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,949,784	2,848,904
Current operating lease liability	333,380	18,289
Deferred revenue	249	2,512
Total Current Liabilities	4,283,413	2,869,705
Other long-term liabilities	-	118,060
Non-current operating lease liability	401,622	155,148
Deferred revenue	1,246	1,495
Total Liabilities	4,686,281	3,144,408
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock par value $0.0001 per share 65,000,000 shares authorized; 6,869,753 and 4,593,184 shares issued as of December 31, 2021 and 2020, respectively, and 6,869,726 and 4,593,157 shares outstanding as of December 31, 2021 and 2020, respectively.	687	457
Additional paid-in capital	93,537,807	79,273,964
Accumulated other comprehensive loss	(60,677)	(12,690)
Accumulated deficit	(78,062,222)	(67,689,893)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	15,409,131	11,565,374
Total Liabilities and Stockholders’ Equity	$20,095,412	$14,709,782

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2021	2020
Revenue	$13,856,374	$7,583,371
Cost of revenue	3,544,097	2,600,375
Gross profit	10,312,277	4,982,996
Operating expenses:
Research and development	2,557,367	1,669,188
Selling, general and administrative	18,022,975	13,816,494
	20,580,342	15,485,682
Loss from operations	(10,268,065)	(10,502,686)
Other expense (income)
Change in fair value of derivative liabilities	-	(122,706)
Interest and other expense, net	15,336	255,906
Non-cash interest expense, debt discount	-	218,803
Loss of early extinguishment of debt	-	709,222
	15,336	1,061,225
Loss before income taxes	(10,283,401)	(11,563,911)
Income tax expense	88,928	-
Net loss	$(10,372,329)	$(11,563,911)

Deemed dividend on discounting and repricing of warrants	(639,953)	(670,632)

Net loss attributable to common stockholders	$(11,012,282)	$(12,234,543)

Weighted average number of common shares outstanding:
Basic and diluted	5,830,353	3,329,868
Net loss per share available to common stockholders:
Basic and diluted	$(1.89)	$(3.67)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2021	2020
Net loss	$(10,372,329)	$(11,563,911)
Other comprehensive (loss), net of tax:
Foreign currency translation loss	(47,987)	(12,690)
Other comprehensive loss	(47,987)	(12,690)
Comprehensive loss	$(10,420,316)	$(11,576,601)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional					Total
	Common stock		paid-in	Comprehensive	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	Equity
Balance, January 1, 2020	574,524	$57	$57,957,097	$-	$(56,125,982)	27	$(6,464)	$6,425,885
Proceeds from public offering, net of offering costs of $1,499,370 in current period and $161,253 in prior period	1,660,000	166	13,475,369	—	—	—	—	13,475,535
Proceeds from issuance of pre-funded warrants in conjunction with public offering	483,000	48	—	—	—	—	—	48
Proceeds from issuances under at-market sales facility, net of offering costs of $131,976 in prior period	1,181,096	118	4,917,457	—	—	—	—	4,917,575
Issuances of common stock to repay debt	544,526	54	2,150,351	—	—	—	—	2,150,405
Exercise of warrants	118,835	10	161,240	—	—	—	—	161,250
Common stock issued upon vesting of restricted stock units net of 489 shares withheld for taxes	30,561	3	(1,855)	—	—	—	—	(1,852)
Restricted stock vested	588	1		—	—	—	—	1
Exercise of stock options	123	—	3	—	—	—	—	3
Adjustment due to reverse stock split	(69)	—	—	—	—	—	—	—
Stock-based compensation	—	—	614,302	—	—	—	—	614,302
Unrealized loss on foreign currency	—	—	—	(12,690)	—	—	—	(12,690)
Net loss	—	—	—	—	(11,563,911)	—	—	(11,563,911)
Balance, December 31, 2020	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants, net of offering costs of $349,400	2,015,243	204	12,067,661	—	—	—	—	12,067,865
Common stock issued upon vesting of restricted stock units	153,357	15	(15)	—	—	—	—	—
Proceeds from issuances under at-market sales facility, net of offering costs of $152,853	107,500	11	1,099,789	—	—	—	—	1,099,800
Restricted stock vested	30	—	—	—	—	—	—	—
Exercise of Stock Options	439	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,096,408	—	—	—	—	1,096,408
Unrealized gain/(loss) on foreign currency	—	—	—	(47,987)	—	—	—	(47,987)
Net Loss	—	—	—	—	(10,372,329)	—	—	(10,372,329)
Balance, December 31, 2021	6,869,753	$687	$93,537,807	$(60,677)	$(78,062,222)	$27	$(6,464)	$15,409,131

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,372,329)	$(11,563,911)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	145,995	105,382
Stock-based compensation	1,096,408	614,302
Loss on disposal of asset	202	547
Bad debt expense	—	9,839
Non-cash interest expense, debt discount	—	218,803
Amortization of original issue discount	—	161,869
Amortization of right-of-use assets	189,968	3,288
Loss on extinguishment of debt	—	709,222
Change in fair value of derivative liabilities	—	(122,706)
Other non-cash charges	(19,929)	(18,446)
Changes in operating assets and liabilities:
Accounts receivable	(1,046,282)	(522,944)
Inventories	(118,222)	(271,545)
Prepaid expenses and other current assets	(323,644)	248,464
Other assets	—	57,987
Accounts payable and accrued expenses	1,113,235	1,217,929
Operating lease liabilities	(92,525)	1,365
Deferred revenue	(2,512)	(401)
Other liabilities	(118,060)	118,060
Net cash used in operating activities	(9,547,695)	(9,032,896)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(326,462)	(45,752)
Net cash used in investing activities	(326,462)	(45,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	(1,703,552)
Payment of prepayment penalty on debt	—	(255,533)
Net proceeds from common stock offering	—	13,504,812
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	—	(1,855)
Proceeds from exercise of stock options	—	3
Proceeds from exercise of warrants	12,067,865	161,298
Proceeds from at the market offering, net of offering costs	1,099,801	5,049,551
Proceeds from payments under grants	—	25,852
Net cash provided by financing activities	13,167,666	16,780,576

Effect of foreign exchange rate changes on cash	(10,392)	(1,122)

Net increase in cash and cash equivalents	3,283,117	7,700,806

Cash and cash equivalents beginning of year	12,241,261	4,540,455

Cash and cash equivalents end of year	$15,524,378	$12,241,261
SUPPLEMENTAL DISCLOSURE OF NON-CASH INTEREST, INVESTING, AND FINANCING ACTIVITIES
Inventory capitalized as sales demo equipment	$—	$2,743
Sales demo equipment transferred to rental inventory	$—	$2,514
Deferred issuance costs to additional paid-in capital paid in prior period	$—	$161,253
Issuance of common stock for debt	$—	$2,150,405
Right of use assets obtained in exchange for lease obligations	$654,091	$172,072

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company provides the device to patients and bills their insurance companies directly, sometimes utilizing the clinical services of orthotics and prosthetics (“O&P”) providers for which they are paid a fee.  The Company sells the product to O&P providers around the world, the Veterans Health Administration (VA), and distributors in Europe and Australia. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 75,000,000 shares of stock, consisting of 65,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

Follow-on Public Offering

In February 2020, the Company completed a follow-on offering of 1,660,000 shares of its common stock and 1,660,000 investor warrants to purchase one share of the Company’s common stock at a combined offering price of $7.00 per share (“February 2020 Offering”).  In addition, the Company sold 483,000 pre-funded warrants and 483,000 investor warrants to purchase one share of the Company’s common stock at a combined offering price of $6.999 per share. The offering generated approximately $13.5 million in net proceeds to the Company.  See Note 8 – Preferred and Common Stock, for further information.

Shelf Registration Statement

On May 14, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, warrants and/or units or any combination thereof the Company (collectively, the “Securities”) having an aggregate price of up to $100 million, subject to the limitations of the Shelf. On June 25, 2021, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) with Alliance Global Partners “(AGP”), as sales agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company shall pay to the sales agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM. See Note 8 – Preferred and Common Stock, for further information.

Liquidity

The Company incurred net losses of approximately $10,372,000 and $11,564,000 during the years ended December 31, 2021 and 2020, respectively, and has an accumulated deficit of approximately $78,062,000 and $67,690,000 at December 31, 2021 and 2020, respectively. Cash used in operating activities was approximately $9,548,000 and $9,033,000 for the years ended December 31, 2021 and 2020, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

 Management’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial health insurance with payers that have historically reimbursed for the Company’s products, and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their billing contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of a license fee associated with the Company’s entry into a joint venture and technology license agreement with Beijing Ryzur Medical Investment Co. Ltd., possible public or private equity offerings, including usage of its ATM facility (approximately $13.7 million remaining availability as of December 31, 2021), exercises of outstanding warrants, additional debt financings, or other means.  Additional debt financing may contain terms that are not favorable to the Company or its stockholders. Historical losses, quantitatively, give rise to substantial doubt regarding the Company’s ability to continue to operate as a going concern. However, based on the company's latitude as to the timing and amount of certain expenses, and its current cash position, the Company believes that substantial doubt about its liquidity is mitigated for at least twelve months from the issuance date of these financial statements.

In October 2021, the Company completed a transaction to incentivize the exercise of the warrants issued in its February 2020 Offering by reducing the exercise price to $5.00 per share.  The Company generated $4.8 million of net proceeds from this transaction (See Note 10 – Warrants). In addition, the Company generated net proceeds of $1.1 million from sales of common stock under ATM facility during 2021 (See Note 8 – Preferred and Common Stock).  Based upon its expected cash flows, including the expected payment of the license fee by the joint venture partner in China, and net proceeds from the aforementioned transactions, the Company believes that its available cash will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include the allowance for doubtful accounts, deferred tax valuation allowances, valuation of stock-based compensation, warranty obligations and reserves for slow-moving inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2021 and 2020.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2021 and 2020, the Company recorded an allowance for doubtful accounts which was immaterial to the financial statements.

Inventories

Inventories are recorded at the lower of average cost or net realizable value. Average cost approximates valuation on a first-in, first-out basis.  The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. In addition, the carrying value of consigned inventories is reduced by the value of MyoPro devices that will not be sold based on historical experience.

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

Demonstration units are sometimes provided by the Company’s to its indirect sales channel for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the statements of operations to selling, general, and administrative expense. During the years ended December 31, 2021 and 2020, the Company charged to operations approximately $22,200 and $61,700, respectively, for these units. Demonstrations units provided to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units are provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expense. During the year ended December 31, 2021 and 2020 the Company charged to operations approximately $17,400 and $15,400, respectively, of these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2021 and 2020.

Leases

The Company accounts for leases under Accounting Standards Topic 842 (“ASC 842”). The Company assesses whether a contract is or contains a lease at inception of the contract and recognizes right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease.

Revenue Recognition

The Company accounts for revenue under ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606). Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement and are evaluated using a five-step model. Generally, the Company recognizes revenue at a point in time.

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
2)	Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract
3)	Determination of the transaction price, including the constraint on variable consideration
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, performance obligations are satisfied

Revenue is recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Increasingly, the Company derives its revenue from direct billing.  The Company also derives revenue from the sale of its products to O&P providers in the U.S. and internationally, the Veterans Administration (“VA”), and distributors in Europe and Australia. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expect to receive in exchange for the device.  During the fourth quarter of 2020, the Company made such a determination for certain insurers. These insurers represented approximately 39% and 40% of direct billing channel revenue in 2021 and 2020, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis.  During the year ended December 31, 2021 and 2020, the Company recognized revenue of approximately $2,050,345 and $490,800, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

For revenues derived from O&P providers, the VA, and distributors, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, the Company ships its products to O&P providers pending reimbursement from non-government, third party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, the Company recognizes revenue when payment has been received, as then all of the revenue recognition criteria has been met.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $1,500 and $4,000 of deferred revenue as of December 31, 2021 and 2020, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	2021	2020
Clinical/medical providers	$3,186,248	$2,255,263
Direct-to-patient	10,670,126	5,328,108
Total revenue from contracts with customers	$13,856,374	$7,583,371

Geographic Data

The Company generated 89% of its revenue from the United States, 10% from Germany, and 1% from other international locations for the year ended December 31, 2021. The Company generated 92% of its revenue from the United States and 8% from international locations for the year ended December 31, 2020.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from certain third party payers, which triggers revenue recognition. For the years ended December 31, 2021 and December 31, 2020, the Company recorded cost of goods sold of approximately $21,400 and $216,100, respectively without corresponding revenue.  The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.

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

The Company files income tax returns in federal and state jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2018. Currently, there are no income tax audits in process.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro.  Net foreign currency gains and losses during the year ended December 31, 2021 were immaterial and included in accumulated other comprehensive loss in the consolidated balance sheets. Transaction foreign exchange gains and losses are included in net loss. Foreign exchange translation gains and losses from the functional currency of Myomo Europe GmbH, which is the euro, to USD are captured in other comprehensive loss. The balance sheet is translated using the spot date on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2021 and 2020, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2020 and 2019 consist of:

	2021	2020
Options	31,725	24,088
Warrants	693,643	2,709,159
Restricted stock units	292,473	276,568
Restricted stock	—	30
Total	1,017,841	3,009,845

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $3,587,300 and $841,300 in 2021 and 2020, respectively.

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

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company adopted the provisions of ASU 2021-04 in the fourth quarter of 2021. The implementation resulted in a deemed dividend of approximately $640,000 on the discounting of certain warrants.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes of the financial statements.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2021	2020
Finished goods	$176,082	$40,682
Work in Process	23,161	18,000
Rental units	62,531	62,531
Parts and subassemblies	584,996	603,443
	846,770	724,656
Less: Reserve for rental units	(38,462)	(17,542)
Inventories, net	$808,308	$707,114

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2021	2020
Computer equipment	$180,979	$119,780
Sales demonstration units	186,951	187,179
R&D tools and molds	52,644	52,644
Leasehold improvements	246,268	4,900
Furniture and fixtures	40,341	17,965
	707,183	382,468
Less: accumulated depreciation	(431,894)	(287,445)
Equipment, net	$275,289	$95,023

Depreciation expenses was approximately $146,000 and $105,400 for the years ended December 31, 2021 and 2020, respectively.

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

Cash equivalents, which are measured at fair value, were as follows At December 31, 2021:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021 Total
Cash equivalents	$14,803,456	—	—	$14,803,456

Cash equivalents, which are measured at fair value, were as follows at December 31, 2020:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020 Total
Cash equivalents	$11,718,319	—	—	$11,718,319

Note 6 – Accounts Payable and other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at December 31:

	2021	2020
Trade payables	$723,352	$180,499
Accrued compensation and benefits	2,188,869	1,843,402
Accrued professional services	108,417	92,399
Deferred payroll taxes under CARES Act	113,423	118,060
Warranty reserve	176,281	119,713
Customer Deposits	192,501	300
Other	446,941	494,531
	$3,949,784	$2,848,904

Note 7 – Debt

On October 22, 2019, the Company entered into a Note Purchase Agreement, Senior Note and Security Agreement (collectively, the “Term Loan”) with Chicago Venture Partners (“CVP”). Under the Term Loan, the Company received gross proceeds of $3.0 million (excluding fees and expenses). Including an original issue discount the Company repaid CVP $3.3 million. The Term Loan carried an interest rate of 10%. For so long as the Term Loan remained outstanding, the Company agreed to pay CVP 50% of the outstanding balance of the Term Loan from net proceeds it received from the sale of its common stock or other equity (excluding sales of common stock under its ATM), which payments would be applied towards and reduce the outstanding balance of the Term Loan.   As required by the terms of the Term Loan, the Company paid CVP approximately $1,703,600 out of the net proceeds of its equity offering in February 2020

On May 12, 2020 (the “Issuance Date”), the Company entered an amendment to its Term Loan with CVP to provide for the conversion of outstanding amounts into shares of common stock in satisfaction of its repayment obligations (as amended, the convertible instrument is referred to herein as the “Note”) in which the Company, at its option, could pay monthly redemptions in either cash or shares of common stock.  If the Company made a redemption payment to CVP in shares of common stock, the number of shares issued was based on the redemption amount divided by the product of (x) 91%, and (y) the lowest daily volume weighted average price over the ten preceding trading days.   In order for the Company to repay the Note in shares of common stock, certain conditions had to be met, including (i) shares of common stock issued to CVP must be freely tradable under SEC Rule 144; (ii) maintaining a valid listing on the NYSE American, (iii) no event of default had occurred, and (iv) aggregate shares of common stock issued to CVP could not exceed 19.99% of the Company’s outstanding common stock on the Issuance Date without prior shareholder approval.   The Note included a restriction that prevented CVP from owning more than 9.99% of the Company’s common stock at any one time.  In addition, the amendment included a restructuring fee of $105,000, which was added to the outstanding balance of the Note on the Issuance Date.  During the year ended December 31, 2020, the Company issued 544,526 shares of common stock to CVP to repay the Note in full, by issuing freely tradable shares to CVP in reliance of an exemption from registration of Note contained in Section 4(a)(2) of the Securities Act and an exemption from the issuance of registered shares to CVP under the Section 3(a)(9) of the Securities Act.

Interest expense under the Term Loan and the Note, including amortization of the debt discount was approximately $492,600, of which approximately $218,800 was non-cash interest expense for the year ended December 31, 2020. Loss on extinguishment of the loan was approximately $709,000 for the year ended December 31, 2020. The Note was extinguished in the fourth quarter of 2020.

Note 8 — Common Stock

During the year ended December 31, 2020,  the Company had ATM with B. Riley FBR, Inc., as sales agent (the “FBR ATM”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $15 million of the Company’s common stock from time to time in “at-the-market” offerings, of which approximately $5.2 million was utilized.   In June 2021, the Company terminated the FBR ATM and entered into an ATM with AGP (the “AGP ATM”).   Under the AGP ATM, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM. The Company sold 107,500 shares under the AGP ATM during the year ended December 31, 2021, at an average selling price $12.02 per share, generating net proceeds after sales commissions of approximately $1,252,700.  Approximately $13.7 million is available for sale under the AGP ATM at December 31, 2021.  During the year ended December 31, 2020, the Company sold 1,181,096 shares through the FBR ATM, at an average selling price of $4.41 per share, raising approximately $5,049,600.

During the year ended December 31, 2021 and 2020, the Company issued 439 and 123 shares of common stock through the exercise of stock options.

During the years ended December 31, 2021 and 2020, the Company issued 153,357 and 30,561 shares of common stock, net of 489 shares withheld for employee taxes during the year ended December 31, 2020, upon the vesting of restricted stock units.

During the year ended December 31, 2021 and 2020, the Company issued 30 and 588 shares of common stock upon the vesting of restricted stock awards, respectively.

Note 9 — Stock Award Plans and Stock-Based Compensation

Equity Incentive Plan

On June 19, 2018, the Company’s Shareholders and the Board of Directors approved the Myomo, Inc. 2018 Stock Options and Incentive Plan (the “2018 Plan”).   On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

On January 1, 2021 and 2020, the number of shares reserved and available for issuance under the 2018 Plan increased by 183,726 and 22,980 shares, respectively. At December 31, 2021, there were 96,868 shares available for future grant under the 2018 Plan.

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

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2020	21,805	$63.0000	7.83	$17,581
Granted	5,000	4.4700
Adjustment due to reverse stock split	28	63.0000
Forfeited or cancelled	(123)	0.0500
Expired	(2,201)	58.6600
Exercised	(421)	80.5500
Balance at December 31, 2020	24,088	51.2900	7.51	$23,194
Granted	9,250	17.0700
Forfeited or cancelled	(1,174)	50.9600
Expired	-	-
Exercised	(439)	0.0500
Balance at December 31, 2021	31,725	$40.5800
Options exercisable at December 31, 2020	14,998	$68.0300	6.58	$11,894
Options exercisable at December 31, 2021	17,390	$63.2600	5.97	$12,392

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2021 and 2020. The weighted-average grant date fair value per share was $8.32 and $3.73 for the years ended December 31, 2021 and 2020, respectively. The following weighted average assumptions underlying the calculation of grant date fair value are as follows:

	2021	2020
Volatility	111.90%	110.14%
Risk-free interest rate	1.15%	0.54%
Weighted-average expected option term (in years)	6.25	6.25
Dividend yield	0%	0%

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

Restricted Stock Awards

Restricted stock activity for the years ended December 31, 2021 and 2020 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as January 1, 2020	659	$109.91	0.97
Awarded	-	-
Vested	(609)	102.41
Canceled	(20)	202.50
Outstanding as December 31, 2020	30	202.50	0.62
Awarded	-	-
Vested	(30)	202.50
Canceled	-
Outstanding as of December 31, 2021	-	$-	-

Restricted Stock Units

Restricted stock unit “RSU” activity for the years ended December 31, 2021 and 2020 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2020	18,395	$25.00	1.65
Awarded	294,530	3.70
Vested	(31,050)	9.65
Canceled	(5,307)	15.57
Outstanding as of December 31, 2020	276,568	4.22	2.36
Awarded	194,095	13.29
Vested	(153,357)	5.18
Canceled	(22,833)	5.10
Outstanding as of December 31, 2021	294,473	$9.56	2.27

In 2021 and 2020, the Company granted an aggregate of 79,600 and 160,500 RSU’s to executive officers, respectively, which vest over a period of three years. In 2021 and 2020, the Company granted 11,780 and 45,330 RSU’s to independent members of the board of directors, which vest in four equal quarterly installments.

The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates.  The compensation expense is being amortized over the respective vesting periods.

During the year ended December 31, 2021, the Company’s compensation committee granted certain executives a performance-based stock grant with a target of 52,900 RSU’s, a maximum of 105,800, and a minimum of 0.  The number of RSU’s earned is dependent on the total shareholder return of the Company’s common stock compared to a set of peer companies from the grant date through March 9, 2024.  Any RSU’s earned will vest in their entirety on June 9, 2024. As these grants are subject to market-based vesting criteria, the Company is recognizing compensation expense for these awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense for share-settled awards is not reversed if vesting does not actually occur. The Company recognizes compensation expense based on the fair value on the date of grant as determined by a Monte Carlo valuation model over the expected vesting period.

Awards of RSU’s are frequently net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and time-based and performance-based restricted stock units to employees and directors, and restricted stock units to employees in the statements of operations as follows:

	2021	2020
Cost of goods sold	$53,130	$32,367
Research and development	132,610	81,033
Selling, general and administrative	910,668	500,902
Total	$1,096,408	$614,302

As of December 31, 2021, there was approximately $125,100 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.6 years.

As of December 31, 2021, there was approximately $1,996,300 of unrecognized compensation cost related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.3 years.

Note 10 — Warrants

On February 12, 2019, the Company issued to the underwriter of its public equity offering a warrant (the “Underwriter Warrant”) to purchase 12,113 shares of common stock. The Underwriter Warrant has an exercise price of $52.50 per share and may be exercised on a cashless basis in certain circumstances as specified in the Underwriter Warrant. The Underwriter Warrant is exercisable six months from the date of issuance and expires on February 12, 2023. The Underwriter Warrant provides for adjustment in the number and price of such Underwriter Warrant (and the shares of common stock underlying such Underwriter Warrant) in the event of a recapitalization, merger or other fundamental transaction. In the event of a fundamental transaction, the warrant may be payable to the holder in cash in certain circumstances.  As a result, the Company determined that the Underwrite Warrant should be accounted for as a derivative liability. At December 31, 2020, the derivative liability was determined to have no fair value, and the Company recorded a loss from the change in fair value of derivative liabilities of approximately $122,700 for the year ended December 31, 2020.

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2021 and 2020:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2020	181,176	181,176	$86.40	$86.40
Issued	2,694,823	2,694,823	7.46	7.46
Expired	(48,005)	(48,005)	198.98	198.98
Exercised	(118,835)	(118,835)	1.36	1.36
Balance, Dec 31, 2020	2,709,159	2,709,159	7.77	7.77
Issued	—	—	—	—
Expired	(273)	(273)	194.10	194.10
Exercised	(2,015,243)	(2,015,243)	7.40	7.40
Balance, Dec 31, 2021	693,643	693,643	$8.76	$8.76

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2021 was 3.0 years.

Note 11 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who was both a shareholder and executive officer of the Company. The executive resigned his position with the Company effective March 31, 2021. As a result, the orthotics and prosthetics practice is no longer a related party effective April 1, 2021. Sales to this related party were sold at standard list prices. During the years ended December 31, 2021 (the portion of the year the party was related to the Company) and 2020 revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $25,900 and $175,900, respectively. Accounts receivable from the related party were $44,900 at December 31, 2020.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same previously related party. Charges for these services amounted to approximately $112,900 and $457,200 during the years ended December 31, 2021 (the portion of the year the party was related to the Company) and 2020, respectively. Included in accounts payable and accrued expenses at December 31, 2020 is approximately $29,600 due to this previously related party.

Note 12 — Commitments and Contingencies

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

The Company has a non-cancelable lease agreement for its corporate headquarters in Boston, MA expiring in 2023, and it has a non-cancelable lease agreement for its office space in Fort Worth, TX expiring in 2025 with early termination available at the company’s discretion in 2023. Termination options were not included in the lease term for the Company's existing operating lease. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2021, operating lease assets were approximately $633,000 and operating lease liabilities were approximately $735,000. The maturity of the Company’s operating lease liabilities as of December 31, 2020, are as follows:

As of December 31, 2021
2022	454,774
2023	312,014
2024	57,852
2025	59,459
Thereafter	—
Total future minimum lease payments	884,099
Less imputed interest	149,097
Total operating lease liabilities	$735,002
Included in the consolidated balance sheet:
Current operating lease liabilities	$333,380
Non-current operating lease liabilities	401,622
Total operating lease liabilities	$735,002

For the twelve months ended December 31, 2020, the total lease cost is comprised of the following amounts:

	Years ended December 31,
	2021	2020
Operating lease expense	372,114	9,072
Short-term lease expense	29,759	631,433
Total lease expense	$401,873	$640,505

The following summarizes additional information related to operating leases:

	As of December 31
	2021	2020
Weighted-average remaining lease term	2.5	3.1
Weighted-average discount rate	20%	20%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement (the “MIT License”) with Massachusetts Institute of Technology (“MIT”)for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales and whether the customer is located in the U.S., or in an international location. As part of the agreement, the Company must pay to MIT a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The license agreement can be terminated if certain sales targets are not achieved. The royalty charge for each of the years ended December 31, 2021 and 2020 was $262,200 and $147,500, respectively, and is included as a component of cost of revenue.

The future minimum amounts due under this agreement for the next two years are as follows:

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

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain revenue and commercialization milestones of the Company required under the License Agreement. Under the waiver agreement, MIT waived the compliance with any and all of such milestone obligations prior to the date of the waiver agreement. For the year ended December 31, 2021 the Company met its minimum sales covenant of $750,000.

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

Changes in warranty liability were as follows:

	2021	2020
Accrued warranty liability, beginning of year	$119,713	$81,981
Accrual provided for warranties issued during the period	79,142	61,752
Adjustments to prior accruals	26,735	—
Actual warranty expenditures	(49,309)	(24,020)
Accrued warranty liability, end of year	$176,281	$119,713

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

Major Customers

For the year ended December 31, 2021 and 2020, there were no customers which accounted for more than 10% of revenues. For the year ended December 31, 2021, a U.S. insurance payer represented 30% and another represented 11% of revenues, respectively. For the year ended December 31, 2020 one U.S. insurance payer represented 28% of revenue.

For the year ended December 31, 2021 and 2020, one insurer and its affiliates accounted for approximately 43% and 45% of accounts receivable, respectively.

For the year ended December 31, 2021 and 2020, approximately 59% and 50% of our revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Note 13 — Income Taxes

Income (loss) before provision for incomes taxes was as follows:

	2021	2020
United States	$(10,494,693)	$(11,552,483)
Foreign	$211,292	$(11,428)
Loss before income taxes	$(10,283,401)	$(11,563,911)

The income tax provision (benefit) for the years ended December 31, 2021 and 2020 consist of the following:

	2021	2020
U.S. federal
Current	$—	$—
Deferred	(2,038,000)	(2,065,000)
State and local
Current	—	—
Deferred	(510,000)	(515,000)
Foreign
Current	88,928	—
Deferred	—	—
	(2,459,072)	(2,580,000)
Change in valuation allowance	2,548,000	2,580,000
Income tax provision	$88,928	$—

The income tax provision for the year ended December 31, 2021 differs from the amount computed by applying the statutory federal income tax rate to consolidated loss before provision for income taxes due to the higher foreign tax rate.

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.21%	5.57%
State rate change and other	1.36%	(0.48)%
Federal NOLs' to expire unutilized due to 382 limitation	—%	(0.79)%
Foreign tax rate differential	(0.86)%	—%
Other permanent items	(2.79)%	(2.99)%
Change in valuation allowance	(24.78)%	(22.31)%
Effective rate	(0.86)%	—%

As of December 31, 2021, and 2020, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	2021	2020
Net operating loss carryover	$16,067,000	$13,761,000
Tax credits	311,000	158,000
Stock-based compensation	27,000	28,000
Other	648,000	558,000
Total deferred tax asset	17,053,000	14,505,000
Less: valuation allowance	(17,053,000)	(14,505,000)
Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2021 or 2020.

As of December 31, 2021 and 2020, the Company had approximately $64,620,000 and $55,798,000 of Federal net operating loss (“NOL”), and $55,976,000 and $48,863,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of $26,425,000, if not utilized, begins expiring in the year 2028. The Federal NOLs incurred after 2017 of $38,759,000 have an indefinite carryforward period. The state NOLs, if not utilized will expire in 2022 through 2042. Additionally, the Company had U.S. federal and state research and development tax credits, or tax credits, of $236,000 and $74,000, respectively, which begin to expire in the year 2027 and 2023, respectively. We also had a MA Investment Tax Credit of approximately $32,000. NOL carryforwards may face limitations caused by changes in ownership under Section 382 of the Internal Revenue Code. During 2020, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986. In 2021, the Company did not perform a section 382 study, which may identify a potential ownership change. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. The annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of these ownership changes, the Company is limited to an approximate $281,000 annual limitation on its ability to utilize pre-change NOLs during the carryforward period and has determined that approximately $437,000 of the Company’s pre-change NOLs will expire unutilized. Accordingly, the deferred tax asset and valuation allowance have been adjusted by approximately $92,000 to reflect the Federal NOL's that will expire unutilized.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021 and 2020. For the years ended December 31, 2021 and December 31, 2020, the change in valuation allowance was an increase of $2,548,000 and $2,580,000, respectively.

Under current federal law, federal and certain state NOL’s incurred in 2018-2020 to be carried back five years or carried forward indefinitely, and to be fully utilized without being subjected to the 80% taxable income limitation. However, NOL’s incurred after December 31, 2020 and NOL’s incurred in 2018-2020 (if they are carried forward to a taxable year beginning after December 31, 2020) will be subjected to the 80% taxable income limitation. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. The Company does not believe that the CARES Act will have a significant impact on the Company’s financial position or statement of operations.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2021 and 2020. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2018.

No accrued interest and penalties are included on the related tax liability accrual on the balance sheet. There are no accrued interest and penalties at December 31, 2021 and December 31, 2020. The Company believes there are no uncertain tax positions that could have a material impact on its financial condition, results or operations or cash flows.

Note 14 — Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements and determined that there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.