Form 10-Q
period 2022-03-31
MYOMO, INC.
filed 2022-05-11
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 2, 2022, the registrant has 6,881,032  shares of common stock, par value $0.0001 per share, outstanding.

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

•	We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

•	We depend on a single third party to manufacture subassemblies for the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

•	We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

•

We sell to orthotics and prosthetcis providers and distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to operate our business during the COVID-19 pandemic, including manufacturing and delivery, sales, patient consultations, supply chain, insurance reimbursement and employees.
•

our ability to achieve reimbursement from third-party payers for our products, including the establishment of coverage and payment policies for our reimbursement codes from third-party payers for our products;

•	our dependence upon external sources for the financing of our operations;
•	our ability to obtain and maintain our strategic collaborations and to realize the intended of such collaborations;
•	our ability to effectively execute our business plan;
•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;
•	our expectations as to our clinical research program and clinical results;
•	our ability to improve our products and develop new products;
•	our ability to manage the growth of our operations over time;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	our ability to gain and maintain regulatory approvals;
•	our ability to maintain relationships with existing customers and develop relationships with new customers;
•	our ability to compete and succeed in a highly competitive and evolving industry; and
•	other risks and uncertainties, including those listed under the captain “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Part 1. FINANCIAL INFORMATION

Item 1.	Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,942,507	$15,524,378
Accounts receivable, net	1,692,573	1,960,037
Inventories, net	1,028,767	808,308
Prepaid expenses and other current assets	940,929	799,164
Total Current Assets	16,604,776	19,091,887
Operating lease assets with right of use	781,917	632,906
Equipment, net	279,538	275,289
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	199,000	-
Other assets	111,409	95,330
Total Assets	$17,976,640	$20,095,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	4,240,213	3,949,784
Current operating lease liability	410,497	333,380
Deferred revenue	1,899	249
Total Current Liabilities	4,652,609	4,283,413
Deferred revenue	1,246	1,246
Non-current operating lease liability	453,073	401,622
Total Liabilities	5,106,928	4,686,281
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 6,879,904 and 6,869,753 shares issued as of March 31, 2022 and December 31, 2021, respectively; and 6,879,877 and 6,869,726 shares outstanding at March 31, 2022 and December 31, 2021, respectively	688	687
Additional paid-in capital	93,804,076	93,537,807
Accumulated other comprehensive loss	(51,432)	(60,677)
Accumulated deficit	(80,877,156)	(78,062,222)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	12,869,712	15,409,131
Total Liabilities and Stockholders’ Equity	$17,976,640	$20,095,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Product Revenue	$2,867,926	$2,336,489
License Revenue	1,000,000	—
	3,867,926	2,336,489

Cost of revenue	1,289,862	623,152
Gross profit	2,578,064	1,713,337
Operating expenses:
Research and development	659,536	525,967
Selling, general and administrative	4,656,417	4,119,802
	5,315,953	4,645,769

Loss from operations	(2,737,889)	(2,932,432)

Other expense
Other expense, including interest income, net	790	119
	790	119
Loss before income taxes	(2,738,679)	(2,932,551)
Income tax expense	76,255	28,243
Net loss	$(2,814,934)	$(2,960,794)

Weighted average number of common shares outstanding:
Basic and diluted	6,885,924	5,191,417
Net loss per share attributable to common stockholders
Basic and diluted	$(0.41)	$(0.57)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(2,814,934)	$(2,960,794)
Other comprehensive income, net of tax:
Foreign currency translation gain	9,245	8,323
Other comprehensive income	9,245	8,323
Comprehensive loss	$(2,805,689)	$(2,952,471)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Three Month Period Ending March 31, 2022
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2022	6,869,753	$687	$93,537,807	$(60,677)	$(78,062,222)	27	$(6,464)	$15,409,131
Common stock issued upon vesting of restricted stock units	10,151	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	266,270	—	—	—	—	266,270
Unrealized gain on foreign currency	—	—	—	9,245	—	—	—	9,245
Net loss	—	—	—	—	(2,814,934)	—	—	(2,814,934)
Balance, March 31, 2022	6,879,904	$688	$93,804,076	$(51,432)	$(80,877,156)	27	$(6,464)	$12,869,712

Balance, January 1, 2021	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants	999,445	102	7,288,173	—	—	—	—	7,288,275
Common stock issued upon vesting of restricted stock units	11,397	1	(1)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	165,971	—	—	—	—	165,971
Unrealized gain on foreign currency	—	—	—	8,323	—	—	—	8,323
Net loss	—	—	—	—	(2,960,794)	—	—	(2,960,794)
Balance, March 31, 2021	5,604,036	$560	$86,728,107	$(4,367)	$(70,650,687)	27	$(6,464)	$16,067,149

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,814,934)	$(2,960,794)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	45,630	23,313
Stock-based compensation	266,270	165,971
Bad debt expense	26,075	—
Loss on disposal of asset	—	202
Amortization of right-of-use assets	76,654	39,059
Other non-cash charges	(6,364)	(3,139)
Changes in operating assets and liabilities:
Accounts receivable	272,748	169,642
Inventories	(229,740)	(86,677)
Prepaid expenses and other current assets	(142,240)	(426,515)
Other assets	(16,079)	—
Accounts payable and accrued expenses	294,828	952,339
Operating Lease Liabilities	(97,098)	21,040
Deferred revenue	1,650	(2,512)
Other liabilities	—	(4,637)
Net cash used in operating activities	(2,322,600)	(2,112,708)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	(199,000)	—
Purchases of equipment	(49,879)	(44,489)
Net cash used in investing activities	(248,879)	(44,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	7,288,275
Net cash provided by financing activities	—	7,288,275

Effect of foreign exchange rate changes on cash	(10,392)	(1,122)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,581,871)	5,129,956

Cash, cash equivalents and restricted cash, beginning of period	15,524,378	12,241,261

Cash, cash equivalents and restricted cash, end of period	$12,942,507	$17,371,217

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$225,665	$654,091
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$—	$94,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products directly to patients, to orthotics and prosthetics (O&P) providers around the world, the Veterans Health Administration, and distributors in Europe and Australia. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Liquidity

The Company incurred net losses of approximately $2.8 million and $3.0 million during the three months ended March 31, 2022 and 2021, respectively, and has an accumulated deficit of approximately $80.9 million and $78.1 million at March 31, 2022 and December 31, 2021, respectively. Cash used in operating activities was approximately $2.3 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.  The Company has historically funded its operations through financing activities, including raising equity and debt capital.

 The Company’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial insurance with payers that have historically reimbursed for the Company’s products and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their administrative contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of the remaining license fee associated with the Company’s entry into a joint venture and technology license agreement with Beijing Ryzur Medical Investment Co., Ltd, possible public or private equity offerings, including sales of common stock through its ATM, exercises of outstanding warrants, debt financings, or other means.  Debt financing may require the Company to pledge assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Based on the Company’s cash balance of approximately $12.9 million as of March 31, 2022 and its expected cash flows, the Company believes that its available cash will fund its operations for at least the next 12 months from issuance date of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2022, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2021 and 2020 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts in prepaid expenses and other current assets have been reclassified to other assets to conform with the current year presentation.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the three months ended March 31, 2022, and 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from purchase date to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2022 and December 31, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At March 31, 2022, the Company recorded an allowance for doubtful accounts of approximately $26,000.  There was no allowance for doubtful accounts as of December 31, 2021.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a  19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). The JV will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan. The Company accounts for its investment in the JV under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the condensed consolidated balance sheet. There was no impairment charge for the three months ended March 31, 2022, associated with this equity investment. The Company records its share of the JV’s earnings in its condensed consolidated statement of operations in other expense (income).  Such minority interest was immaterial as of March 31, 2022.

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

Product Revenue

Increasingly, the Company derives its revenue from direct billing.  The Company also derives revenue from the sale of its products to O&P providers in the United States and internationally, the Veterans Administration (“VA”) and distributors in Europe and Australia. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount the reflects the consideration the Company expects to receive in exchange for the device. During the fourth quarter of 2020, the Company made such a determination for certain insurers. These insurers represented 53% and 36% of direct billing channel revenue during the three months ended March 31, 2022 and March 31, 2021, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of approximately $623,500 and $1,131,400    from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

License Revenue

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer, the customer is able to use and benefit from the license, and collectability is deemed probable.

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”). Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid and recognized as revenue as of March 31, 2022.  The company will recognize revenue on the remaining amount due upon payment as the fee has not been paid according the to the contractual terms.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $3,100 and $1,500 of deferred revenue as of March 31, 2022 and December 31, 2021, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended March 31,
	2022	2021
Direct to patient	$1,852,144	$1,701,930
Clinical/Medical providers	1,015,782	634,559
License revenue	1,000,000	-
Total revenue from contracts with customer	$3,867,926	$2,336,489

Geographic Data

The Company generated 57% of its total revenue from the United States, 26% from China, 15% from Germany, and 2% from other international locations for the three months ended March 31, 2022.

The Company generated 77% of its product revenue from the United States, 20% from Germany, and 3% from other international locations for the three months ended March 31, 2022. The Company generated 87% of its product and total revenue from the United States and 13% from international locations for the three months ended March 31, 2021.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized.  For the three months ended March 31, 2022 and 2021, the Company recorded cost of goods sold of approximately $304,200 and $50,800, respectively without corresponding revenue.  Under direct billing, fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $953,400 and $842,600 during the three months ended March 31, 2022 and 2021.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro.  Net foreign currency gains and losses during the three months ended March 31, 2022 were immaterial and included in accumulated other comprehensive loss in the condensed consolidated balance sheet.  Transaction foreign exchange gains and losses are included in net loss.  Foreign exchange translation gains and losses from the functional currency of Myomo Europe GmbH, which is the Euro, to U.S. dollars are captured in other comprehensive loss.   The balance sheet is translated using the spot rate on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Preferred stock, restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2022 and 2021, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	March 31,
	2022	2021
Stock options	32,381	24,137
Restricted stock units	279,847	273,321
Restricted stock	-	30
Stock warrants	693,643	1,709,714
Total	1,005,871	2,007,202

Recent Accounting Standards

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

Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2022	December 31, 2021
Finished goods	$429,506	$176,082
Work in process	20,500	23,161
Rental units	62,531	62,531
Parts and subassemblies	559,921	584,996
	1,072,458	846,770
Less: reserve for rental units	(43,691)	(38,462)
Inventories, net	$1,028,767	$808,308

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

Cash equivalents measured at fair value on a recurring basis at March 31, 2022 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$11,878,886	$—	$—	$11,878,886

Cash equivalents measured at fair value on a recurring basis at December 31, 2021 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents	$14,803,456	$—	$—	$14,803,456

Note 5 - Accounts payable and accrued expenses:

Accounts Payable and Other Accrued Expenses consists of the following at:

	March 31, 2022	December 31, 2021
Trade payables	$1,014,323	$723,352
Accrued compensation and benefits	2,180,116	2,188,869
Accrued professional services	64,476	108,417
Deferred payroll taxes under CARES Act	113,423	113,423
Warranty reserve	190,934	176,281
Customer Deposits	260,169	192,501
Other	416,772	446,941
	$4,240,213	$3,949,784

Note 6 — Common Stock and Warrants

On February 13, 2020, the Company completed an underwritten public offering (the “ February 2020 Offering”). As part of the February 2020 offering, investors received 2,143,000 warrants (“Investor Warrants”), each entitling the holder to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The Investor Warrants expire on February 13, 2025.

In addition, the Company issued to the underwriters, warrants (the “Underwriter Warrants”) to purchase 230,373 shares of common stock. The Underwriter Warrants have an exercise price $7.00 per share. The Underwriter Warrants expire on February 13, 2025.

The Investor Warrants and Underwriter Warrants (collectively, the “Warrants”) are being accounted for as equity.  There were no exercises of Warrants during the three months ended March 31, 2022.  During the three months ended March 31, 2021, 826,700 Investor Warrants and 162,575 Underwriter Warrants were exercised.   Proceeds received from the exercise of warrants was approximately $7,288,300   during the three months ended March 31, 2021.

On June 25, 2021, the Company terminated its ATM facility with B. Riley FBR and entered into a new facility with Alliance Global Partners (“AGP”). The Company may offer and sell from time to time up to $15 million in shares of the Company’s common stock.  The ATM facility with AGP has substantially the same terms as its prior facility with B. Riley FBR, including a commission payable in the amount of 3.0% of the gross proceeds from the sales of common stock.  There were no sales under the ATM facility during the three months ended March 31, 2022.

No shares of restricted stock vested during the three months ended March 31, 2022. During the three months ended March 31, 2021, 10 shares of restricted stock vested. During the three months ended March 31, 2022 and 2021, 10,151 and 11,397 restricted stock units vested, respectively.

Note 7 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three months ended March 31, 2022 and 2021.

There were 1,700   stock options granted during the three months ended March 31, 2022.  The assumptions underlying the calculation of grant date fair value per share for the three months ended March 31, 2022 are as follows:

For the Three Months Ended March 31,
2022
Number of options granted	1,700
Weighted-average expected volatility	117.18%
Weighted-average risk-free interest rate	1.68%
Weighted-average expected option term (in years)	6.25
Weighted-average dividend yield	—%
Weighted-average fair value per share of grants	$6.92

The stock price volatility for the Company’s options was determined using the Company’s historical volatility. The risk-free interest rate was derived from U.S. Treasury rates existing on the date of grant for the applicable expected option term. The expected term represents the period of time that options are expected to be outstanding. Because the Company has only very limited historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period. The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

As of March 31, 2022, there were 374,432 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”).  On January 1, 2022, the number of shares reserved and available for issuance under the 2018 Plan increased by 274,789  shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of goods sold	$14,755	$9,033
Research and development	29,612	47,403
Selling, general and administrative	221,903	109,535
Total	$266,270	$165,971

As of March 31, 2022, there was approximately $114,600 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.66 years.

As of March 31, 2022, there was approximately $1,723,700 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.08 years.

Note 8 — Related Party Transactions

The Company sold its products to an orthotics and prosthetics practice whose ownership includes an individual who is both a shareholder and executive officer of the Company. The executive resigned his position with the Company effective March 31, 2021. As a result, the orthotics and prosthetics practice is no longer a related party effective April 1, 2021.  Sales to this related party were sold at standard list prices. During the three months ended March 31, 2021, approximately $25,900 of revenues were recognized from this previously related party.

The Company also obtained consulting and fabrication services, reported in cost of goods sold, from the same previously related party. Charges for these services amounted to approximately $112,900 during the three months ended March 31, 2021.

Note 9 — Commitments and Contingencies

Litigation

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, MA expiring in 2023, and it has a non-cancelable lease agreement for its manufacturing space in Boston and office space in Fort Worth, TX both expiring in 2025 with early termination available at the company’s discretion in 2023. Termination options were not included in the lease term for the Company’s existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of March 31, 2022, operating lease assets were $781,917. The amount and the maturity of the Company’s operating lease liabilities as of March 31, 2022, are as follows:

March 31, 2022
2022 (March 31 - December 31)	$413,437
2023	411,142
2034	159,872
2025	67,981
2026	—
Thereafter	—
Total future minimum lease payments	1,052,432
Less imputed interest	188,862
Total operating lease liabilities	$863,570
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$410,497
Non-current operating lease liabilities	453,073
Total operating lease liabilities	$863,570

For the three months ended March 31, 2022 and 2021, the total lease cost is comprised of the following amounts:

	For the Three Months Ended March 31,
	2022	2021
Operating lease expense	116,611	67,509
Short-term lease expense	1,950	23,409
Total lease expense	$118,561	$90,918

The following summarizes additional information related to operating leases:

March 31, 2022
Weighted-average remaining lease term (in years)	2.7
Weighted-average discount rate	20%

Major Customers

For the three months ended March 31, 2022 and 2021, there were no customers which accounted for more than 10% of product revenues. For the three months ended March 31, 2022 and 2021, a U.S. insurance payer represented 34% and 26% of product revenues, respectively.

At March 31, 2022, one insurance company and its affiliates accounted for approximately  28% of accounts receivable.  At March 31, 2021, one insurance company and their affiliates accounted for approximately 45% of accounts receivable.

For the three months ended March 31, 2022 and 2021, approximately 52% and 56% of the Company’s product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Note 10 — Subsequent Events

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

We utilize digital ads on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial screenings by our trained clinical staff are conducted using telehealth techniques. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to clinically evaluate the patient, measure the patient’s arm, then fabricate the MyoPro, and deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Europe, and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over sixty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

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

•	In July 2021, we became accredited as a Medicare provider.

Recent Developments

China Joint Venture

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”).

Majority ownership in the JV, named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., is held by Ryzur Medical and Wuxi Chinaleaf Medical Investment and Management Fund, a private fund that invests in growth opportunities in new technologies. We own a minimum 19.9% stake in the JV. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV over five years.

The JV Company was established on August 12, 2021.  On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”).  Under the Agreements, we and the JV have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid as of March 31, 2022.  The remaining license fee is expected to be paid during the second quarter of 2022.  Pursuant to the Agreements, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue as we focus our efforts on continuing to expand our sales and marketing efforts by increasing the breadth of our marketing activities, increasing our investment in the German and other international markets, investing in development of the pediatric version of the MyoPro, the MyoPal, and the funding of resources focused on obtaining reimbursement from insurance companies.

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period- to-Period Change
	2022	2021	$	%
Product revenue	$2,867,926	$2,336,489	$531,437	23%
License revenue	1,000,000	-	1,000,000	N/M
Total revenue	3,867,926	2,336,489	1,531,437	66%
Cost of revenue	1,289,862	623,152	666,710	107%
Gross profit	$2,578,064	$1,713,337	$864,727	50%
Gross margin %	67%	73%		(7)%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenues increased by approximately $1,531,400 or 66% for the three months ended March 31, 2022 as compared to the same period in 2021. The revenue increase for the three months ended March 31, 2022 was driven by higher product revenues due to both a higher average selling price, and higher revenue units, as well as $1 million in licensing revenue from our joint venture partner in China.  Product revenue for the three months ended March 31, 2022 increased by approximately $531,400, or 23% compared to the same period in 2021 for the reasons stated above.

Gross margin

Cost of revenue consists of costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 67% for the three months ended March 31, 2022, compared to 73% for the three months ended March 31, 2021. The decrease in gross margin was driven by increased number of units delivered with no revenue and increased travel costs to cast, measure, and deliver devices, increased costs for purchased components, as well as by increased warranty reserves as a result of more units being covered under warranty.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2022	2021	$	%
Research and development	$659,536	$525,967	$133,569	25%
Selling, general and administrative	4,656,417	4,119,802	536,615	13%
Total operating expenses	$5,315,953	$4,645,769	$670,184	14%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to continue to develop additional products and enhance our existing products and expect R&D costs to continue to increase on an annual basis as we continue to develop our pediatric device, which we refer to as MyoPal,.

R&D expenses increased by approximately $133,600, or 25% during the three months ended March 31, 2022, as compared to the same period in 2021. The increase was driven primarily by higher payroll and stock-based compensation costs.

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

Selling, general and administrative expenses (“SG&A”) increased by approximately $536,600, or 13%, during the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to higher payroll costs, particularly in support of increased sales staff and our reimbursement efforts and higher advertising, consulting, insurance and stock compensation costs, which were partially offset by lower real estate costs resulting from the move of our corporate headquarters in the first quarter of 2021.

Interest (income) expense and other expense, net

The following table sets forth our interest expense and other expense, net for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2022	2021	$	%
Interest expense and other expense, net	790	119	671	N/M
Total interest expense and other expense	$790	$119	$671	N/M

Interest and other expense for the period ending March 31, 2022 increased by an immaterial amount over the same period in 2021. The company has no debt, and the expense is primarily related to realized foreign exchange gains and losses.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2022 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. The increase in income tax expense relates to increased income from growth in revenue in Germany.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock- based compensation and other unusual items.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
GAAP net loss	$(2,814,934)	$(2,960,794)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	790	119
Depreciation expense	45,630	23,313
Stock-based compensation	266,270	165,971
Income tax expense	76,255	28,243
Adjusted EBITDA	$(2,425,989)	$(2,743,148)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$12,942,507	$15,524,378
Working capital	$11,952,167	$14,808,474

We had working capital and stockholders’ equity of approximately $12.0 million and $12.9 million, respectively, at March 31, 2022. We used approximately $2.3 million in cash for operating activities during the three months ended March 31, 2022. We have historically funded our operations through financing activities, including raising equity and debt capital.  During 2021, $12.1 million was received from the exercise of warrants, including $4.8 million in net proceeds in October 2021 from a transaction to induce the exercise of warrants issued in conjunction with our equity offering in February 2020 at a reduced exercise price of $5.00 per share. This funding, in addition to funding of $1.1 million received from sales of common stock under our At-Market Sales Facility, or ATM facility, with Alliance Global Partners during the year ended December 31, 2021 is helping us to sustain our operations.  Based upon our expected cash flows, we believe that our available cash will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.  If public health restrictions on travel and patient interaction are broadly reinstated in 2022 due to new variants of COVID-19 and increasing infections in the U.S., that will have an adverse effect on our business, and it is likely that we will need to raise additional capital to sustain our operations through 2023. We believe that we have access to capital resources through payment of the remaining technology license fee associated with our JV in China, possible public or private equity offerings, including usage of our ATM facility exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. We may offer and sell shares from time to time under the ATM facility up to $15.0 million in the aggregate. We have remaining capacity under our ATM facility of approximately $13.7 million. There were no sales under our ATM facility during the three months ended March 31, 2022. However, due to our public float, the amount of securities we may sell from time to time under the registration statement which registered the ATM facility may be subject to the limitations imposed by General Instruction I.B.6 of Form S-3.  Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,322,600)	$(2,112,708)
Net cash used in investing activities	(248,879)	(44,489)
Net cash provided by financing activities	-	7,288,275
Effect of foreign change rate changes on cash	(10,392)	(1,122)
Net (decrease) increase in cash, cash equivalents and restricted cash before foreign exchange effect	$(2,581,871)	$5,129,956

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2022 was primarily used to fund a net loss of approximately $2.8 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.4 million, offset by approximately $0.1 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset by increases  in inventories and prepaid expenses and other current assets, which includes a deposit of approximately $0.3 million to a subcontractor toward 2022 inventory purchases.

The net cash used in operating activities for the three months ended March 31, 2021 was primarily used to fund a net loss of approximately $3.0 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.2 million, and by approximately $0.6 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other current assets. This increase was driven by a deposit of $0.5 million made to one of our subcontractors toward 2021 inventory purchases.

Investing Activities. During the three months ended March 31, 2022, our cash used in investing activities was for our investment in the Chinese joint venture company, Jiangxi Myomo Medical Assistive Appliance Co., Ltd. and the purchase of equipment. During the three months ended March 31, 2021, our cash used in investing activities was primarily for leasehold improvements for our new headquarters office in Boston, MA

Financing Activities. There was no cash generated from financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2021, cash provided by financing activities of approximately $7.3 million was primarily due to proceeds received from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include the allowance for doubtful accounts, the valuation of our deferred tax asset, valuation of stock-based compensation, and reserves for slow moving inventory.

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the first quarter of 2022, incidences of the virus and its variants are increased dramatically in the United States and the world. The spread of the Omicron variant has resulted in more incidences of infection involving employees of the Company and its vendors and subcontractors as compared to earlier in the pandemic, which has impacted the Company in terms of lost productivity and temporary reductions in capacity.  While the Omicron variant does not appear to be as virulent as previous variants, it is possible that future variants will be more transmissible and virulent. As a result, public health restrictions may be reinstated in various areas in the future. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues.  For the three months ended March 31, 2022, approximately 52% of our product revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro.  As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a particular insurer.  Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses.  Beginning in September 2021, a large insurer that reimburses for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients. As of the filing date of this Quarterly Report on Form 10-Q, these post-service denials continue.  Revenues from patients insured by this payer represented 34% of total product revenues during the three months ended March 31, 2022.  With only a small number of exceptions, appeals filed with the payer requesting payment has been successful and these claims are ultimately being paid.  This payer also continues to provide us with pre-authorizations to serve new patients.  If this payer were to start regularly denying appeals on filed claims or reduce the number of MyoPro’s that it will authorize for its insureds, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business.

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

Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and heavily rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the three months ended March 31, 2022, fewer than 20 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies. See section title “Business Section – Government Regulation – Health Insurance Reimbursement.”

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

We depend on a single third party to manufacture subassemblies for the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

While we are the manufacturer of record with the U.S. Food and Drug Administration, or the FDA, for the MyoPro device we sell, we have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the contract manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures subassemblies for the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, or ISO, standard 13485.

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

Since inception through March 31, 2022, we have delivered over 1,600 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,300 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the three months ended March 31, 2022, we incurred a net loss of $2.8 million.  For the year ended December 31, 2021, we incurred a net loss of approximately $10.3 million. At March 31, 2022, we had an accumulated deficit of approximately $80.9 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at March 31, 2022 was approximately $12.9 million. There can be no assurance that our existing cash plus the payment of the remaining technology licenses fee from our joint venture partner in China, the cash raised through usage of our At-Marker Sales Facility, or ATM, or the exercise of warrants will be sufficient to achieve cash flow breakeven.  Even if achieved, there can be no assurance that we will maintain cash flow breakeven in future periods.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $12.9 million at March 31, 2022.  We generated proceeds of $12.1 million from the exercise of warrants and received proceeds from the sale of common stock under our ATM facility of $1.1 million during the year ended December 31, 2021. While we believe we have sufficient cash to fund our operations for at least twelve months from the issuing date of this Quarterly Report on Form 10-Q, we cannot provide assurance that these funds will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Rising inflation may materially impact our financial operations or results of operations.

Inflation has increased during the period covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, manufacturing, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

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

We rely on our relationships with qualified O&P providers and our distribution arrangements both in the United States and internationally to market and sell our products. We believe that a meaningful percentage of our sales will continue to be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent O&P provider were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent providers or increase our reliance on our other independent providers or our direct field representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our profit margins to be lower than if we directly marketed and sold our products.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV) with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we will be entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. As of March 31, 2022, we received $1.0 million partial payment of the license fee. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Moreover, there are significant costs and risks inherent in selling our products in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed. For example, in January 2021, we announced that we had entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd., to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. In connection with this joint venture, we may encounter challenges in working with our joint venture partners, including with respect to compliance with local laws and domestic laws related to foreign operations.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the three months ended March 31, 2022 which satisfied the Revenue Obligations for this fiscal year. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of March 31, 2022, we had 693,643 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $8.76 per share, and 32,381 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $38.45 per share. In addition, we have 279,847 restricted stock units outstanding

We may not be able to maintain a listing of our common stock on the NYSE American.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to December 31, 2021, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.39 to a high of $695.88 per share. During the period from April 1, 2022 to the date of the filing of this report, our stock price has ranged from $2.39 to $4.24.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, for as long as we are an “emerging growth company” or a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years following the completion of our IPO and will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year.

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

101 104

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

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

Date May 11, 2022

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)