Form 10-Q
period 2022-06-30
MYOMO, INC.
filed 2022-08-03
CIK 1369290

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

At August 1, 2022, the registrant has 7,000,169 shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,235,914	$15,524,378
Accounts receivable, net	1,357,477	1,960,037
Inventories, net	1,260,936	808,308
Prepaid expenses and other current assets	451,100	799,164
Total Current Assets	13,305,427	19,091,887
Operating lease assets with right of use	695,933	632,906
Equipment, net	283,317	275,289
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	165,792	-
Other assets	111,034	95,330
Total Assets	$14,561,503	$20,095,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,445,339	3,949,784
Current operating lease liability	436,694	333,380
Deferred revenue	$2,211	249
Total Current Liabilities	3,884,244	4,283,413
Deferred revenue, net of current portion	934	1,246
Non-current operating lease liability	328,729	401,622
Total Liabilities	4,213,907	4,686,281
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 6,977,062 and 6,869,753 shares issued as of June 30, 2022 and December 31, 2021, respectively; and 6,977,035 and 6,869,726 shares outstanding at June 30, 2022 and December 31, 2021, respectively	698	687
Additional paid-in capital	94,149,289	93,537,807
Accumulated other comprehensive loss	(9,849)	(60,677)
Accumulated deficit	(83,786,078)	(78,062,222)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	10,347,596	15,409,131
Total Liabilities and Stockholders’ Equity	$14,561,503	$20,095,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Product Revenue	$3,677,575	$3,104,294	$6,545,501	$5,440,783
License Revenue	—	—	1,000,000	—
	3,677,575	3,104,294	7,545,501	5,440,783

Cost of revenue	1,266,938	901,566	2,556,800	1,524,718
Gross profit	2,410,637	2,202,728	4,988,701	3,916,065
Operating expenses:
Research and development	632,872	600,116	1,292,408	1,126,083
Selling, general and administrative	4,664,088	4,202,244	9,320,505	8,322,047
	5,296,960	4,802,360	10,612,913	9,448,130

Loss from operations	(2,886,323)	(2,599,632)	(5,624,212)	(5,532,065)

Other (income) expense
Other (income) expense, including interest income, net	(4,174)	6,018	(3,384)	6,137
Loss on investment in minority interest	33,208	-	33,208	-
	29,034	6,018	29,824	6,137
Loss before income taxes	(2,915,357)	(2,605,650)	(5,654,036)	(5,538,202)
Income tax expense	(6,435)	15,665	69,820	43,907
Net loss	$(2,908,922)	$(2,621,315)	$(5,723,856)	$(5,582,109)

Weighted average number of common shares outstanding:
Basic and diluted	6,923,799	5,639,524	6,904,966	5,416,708
Net loss per share attributable to common stockholders
Basic and diluted	$(0.42)	$(0.46)	$(0.83)	$(1.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(2,908,922)	$(2,621,315)	$(5,723,856)	$(5,582,109)
Other comprehensive income, net of tax:
Foreign currency translation gain	41,583	2,413	50,828	10,466
Other comprehensive income	41,583	2,413	50,828	10,466
Comprehensive loss	$(2,867,339)	$(2,618,902)	$(5,673,028)	$(5,571,643)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Six Month Period Ending June 30, 2022 and 2021
	Common stock		Additional paid-in	Comprehensive	Accumulated	Treasury stock		Total stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance, January 1, 2022	6,869,753	$687	$93,537,807	$(60,677)	$(78,062,222)	27	$(6,464)	$15,409,131
Common stock issued upon vesting of restricted stock units	10,151	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	266,270	—	—	—	—	266,270
Unrealized gain on foreign currency	—	—	—	9,245	—	—	—	9,245
Net loss	—	—	—	—	(2,814,934)	—	—	(2,814,934)
Balance, March 31 2022	6,879,904	688	93,804,076	(51,432)	(80,877,156)	27	(6,464)	12,869,712
Common stock issued upon vesting of restricted stock units	97,158	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	345,223	—	—	—	—	345,223
Unrealized gain on foreign currency	—	—	—	41,583	—	—	—	41,583
Net loss	—	—	—	—	(2,908,922)	—	—	(2,908,922)
Balance, June 30, 2022	6,977,062	$698	$94,149,289	$(9,849)	$(83,786,078)	27	$(6,464)	$10,347,596

Balance, January 1, 2021	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants	999,445	102	7,288,173	—	—	—	—	7,288,275
Common stock issued upon vesting of restricted stock units	11,397	1	(1)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	165,971	—	—	—	—	165,971
Unrealized gain on foreign currency	—	—	—	8,323	—	—	—	8,323
Net loss	—	—	—	—	(2,960,794)	—	—	(2,960,794)
Balance, March 31, 2021	5,604,036	560	86,728,107	(4,367)	(70,650,687)	27	(6,464)	16,067,149
Common stock issued upon vesting of restricted stock units	96,849	10	(10)	—	—	—	—	—
Restricted stock vested	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	363,312	—	—	—	—	363,312
Unrealized gain on foreign currency	—	—	—	2,143	—	—	—	2,143
Net loss	—	—	—	—	(2,621,315)	—	—	(2,621,315)
Balance, June 30, 2021	5,700,895	$570	$87,091,409	$(2,224)	$(73,272,002)	27	$(6,464)	$13,811,289

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,723,856)	$(5,582,109)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	94,645	58,329
Stock-based compensation	611,493	529,283
Bad debt expense	26,075	—
Loss on disposal of asset	—	202
Amortization of right-of-use assets	162,638	66,653
Loss on equity investment	33,208	—
Other non-cash charges	69,521	1,772
Changes in operating assets and liabilities:
Accounts receivable	602,033	(194,455)
Inventories	(496,529)	(28,200)
Prepaid expenses and other current assets	345,470	(426,749)
Other assets	(15,704)	—
Accounts payable and accrued expenses	(485,997)	17,926
Operating Lease Liabilities	(195,244)	54,983
Deferred revenue	1,650	(2,512)
Other liabilities	—	(4,637)
Net cash used in operating activities	(4,970,597)	(5,509,514)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	(199,000)	—
Purchases of equipment	(102,672)	(247,644)
Net cash used in investing activities	(301,672)	(247,644)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	7,288,275
Proceeds from payment of grants	—	1,208
Net cash provided by financing activities	—	7,289,483

Effect of foreign exchange rate changes on cash	(16,195)	(1,122)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,288,464)	1,531,203

Cash, cash equivalents and restricted cash, beginning of period	15,524,378	12,241,261

Cash, cash equivalents and restricted cash, end of period	$10,235,914	$13,772,464

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$225,665	$654,091
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$—	$36,102

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

Liquidity

The Company incurred net losses of approximately $5.7 million and $5.6 million during the six months ended June 30, 2022 and 2021, respectively, and has an accumulated deficit of approximately $83.8 million and $78.1 million at June 30, 2022 and December 31, 2021, respectively. Cash used in operating activities was approximately $5.0 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company has historically funded its operations through financing activities, including raising equity and debt capital.

The Company’s operating plans are primarily focused on scaling up its operations, increasing the proportion of patients carrying commercial insurance with payers that have historically reimbursed for the Company’s products and continued work with the Centers for Medicare and Medicaid Services, or CMS, and their administrative contractors regarding reimbursement of its products. In addition, the Company believes that it has access to capital resources through payment of the remaining license fee associated with the Company’s entry into a joint venture and technology license agreement with Beijing Ryzur Medical Investment Co., Ltd. On August 2, 2022, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone"), under which the Company at its sole discretion can direct Keystone to purchase the Company's common stock at a discount to the then current market price. Keystone is committed to purchase a minimum of 1,399,348 shares, which represents a value of approximately $2.3 million as of August 2, 2022, after application of the discount market price and a maximum of $5.0 million under the twenty-four (24) month term of the Purchase Agreement. See Note 10 - Subsequent Events, for further discussion. The Company may also undertake public or private equity offerings, obtain proceeds from exercises of outstanding warrants, debt financings, or other means. Debt financing may require the Company to pledge assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

Based on the Company’s cash balance of approximately $10.2 million as of June 30, 2022, committed capital from its Purchase Agreement with Keystone and its expected cash flows, the Company believes that its available cash plus committed capital will be sufficient to fund its operations for at least the next 12 months from issuance date of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2022, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2021 and 2020 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts in prepaid expenses and other current assets have been reclassified to other assets to conform with the current year presentation.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the three and six months ended June 30, 2022, and 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from purchase date to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2022 and December 31, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At June 30, 2022, the Company recorded an allowance for doubtful accounts of approximately $26,000. There was no allowance for doubtful accounts as of December 31, 2021.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). The JV will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan. The Company accounts for its investment in the JV under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the condensed consolidated balance sheet. There was no impairment charge for the three months ended June 30, 2022, associated with this equity investment. The Company records its share of the JV’s earnings in its condensed consolidated statement of operations in other expense (income). The Company recorded a loss on investment in minority interest of $33,208 for the three and six months ended of June 30, 2022.

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount the reflects the consideration the Company expects to receive in exchange for the device. During the fourth quarter of 2020, the Company made such a determination for certain insurers. These insurers represented 34% and 40% of direct billing channel revenue during the three months ended June 30, 2022 and June 30, 2021, respectively. These insurers represented 41% and 28% of direct billing channel revenue during six months ended June 30, 2022 and June 30, 2021, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of approximately $1,651,900 and $397,100, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized revenue of approximately $1,284,200 and $1,489,700, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”). Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid and recognized as revenue as of June 30, 2022. The company will recognize revenue on the remaining amount due upon payment as the fee has not been paid according the to the contractual terms.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $3,100 and $1,500 of deferred revenue as of June 30, 2022 and December 31, 2021, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Direct to patient	$3,056,588	$2,300,129	$4,908,732	$4,027,059
Clinical/Medical providers	620,987	804,165	$1,636,769	$1,413,724
License revenue	-	-	1,000,000	-
Total revenue from contracts with customer	$3,677,575	$3,104,294	$7,545,501	$5,440,783

Geographic Data

The Company generated 91% of its total and product revenue from the United States, 9% from Germany, and an immaterial amount from other international locations for the three months ended June 30, 2022. The Company generated 90% of its product and total revenue from the United States, 10% from Germany, and immaterial amounts from international locations for the three months ended June 30, 2021.

During the six months ended June 30, 2022, the Company generated 74% of its total revenues from the United States, 12% from Germany, 13% from China and 1% from other international locations. Excluding license revenue during the six months ended June 30, 2022, the Company generated 85% of its product revenues from the United States, 14% from Germany and 1% from other international locations. During the six months ended June 30, 2021, the Company generated 89% of its total and product revenues from the United States,11% from Germany, and immaterial amounts from other international locations

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and six months ended June 30, 2022 , the Company recorded cost of goods sold of approximately $254,900 and $395,400, respectively without corresponding revenue, respectively. For the three and six months ended June 30, 2021, the Company recorded cost of goods sold of $69,900 and $94,700 without corresponding revenue, respectively. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $1,036,200 and $766,500 during the three months ended June 30, 2022 and 2021, respectively and approximately $1,989,600 and $1,609,100 during the six months ended June 30, 2022 and 2021, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Net foreign currency gains and losses during the three and six months ended June 30, 2022 were immaterial and included in accumulated other comprehensive loss in the condensed consolidated balance sheet. Transaction foreign exchange gains and losses are included in net loss. Foreign exchange translation gains and losses from the functional currency of Myomo Europe GmbH, which is the Euro, to U.S. dollars are captured in other comprehensive loss. The balance sheet is translated using the spot rate on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2022 and 2021, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	June 30,
	2022	2021
Stock options	31,390	29,326
Restricted stock units	513,631	299,484
Restricted stock	-	10
Warrants	691,554	1,709,441
Total	1,236,575	2,038,261

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

Note 3 — Inventories

Inventories consist of the following at:

	June 30, 2022	December 31, 2021
Finished goods	$453,840	$176,082
Work in process	18,684	23,161
Rental units	62,531	62,531
Parts and subassemblies	772,457	584,996
	1,307,512	846,770
Less: reserve for rental units	(46,576)	(38,462)
Inventories, net	$1,260,936	$808,308

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

Cash equivalents measured at fair value on a recurring basis at June 30, 2022 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$9,205,167	$—	$—	$9,205,167

Cash equivalents measured at fair value on a recurring basis at December 31, 2021 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents	$14,803,456	$—	$—	$14,803,456

Note 5 - Accounts payable and accrued expenses:

Accounts Payable and Other Accrued Expenses consists of the following at:

	June 30, 2022	December 31, 2021
Trade payables	$859,536	$723,352
Accrued compensation and benefits	1,115,643	2,188,869
Accrued professional services	110,706	108,417
Deferred payroll taxes under CARES Act	113,423	113,423
Warranty reserve	200,465	176,281
Customer Deposits	659,059	192,501
Other	386,507	446,941
	$3,445,339	$3,949,784

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

The Investor Warrants and Underwriter Warrants (collectively, the “Warrants”) are being accounted for as equity. There were no exercises of Warrants during the six months ended June 30, 2022. During the six months ended June 30, 2021, 826,700 Investor Warrants and 162,575 Underwriter Warrants were exercised. Proceeds received from the exercise of warrants was approximately $7,288,300 during the six months ended June 30, 2021.

On June 25, 2021, the Company terminated its ATM facility with B. Riley FBR and entered into a new facility with Alliance Global Partners (“AGP”). The Company may offer and sell from time to time up to $15 million in shares of the Company’s common stock. The ATM facility with AGP has substantially the same terms as its prior facility with B. Riley FBR, including a commission payable in the amount of 3.0% of the gross proceeds from the sales of common stock. In conjunction with the execution of the Purchase Agreement with Keystone on August 2, 2022, the Company reduced the value of common stock it is entitled to sell under the ATM to $0.3 million as required under General Instruction I.B.6 of Form S-3. There were no sales under the ATM facility during the three and six months ended June 30, 2022.

No shares of restricted stock vested during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, 10 and 20 shares of restricted stock vested, respectively

Note 7 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and six months ended June 30, 2022 and 2021.

There were no stock options granted during the three months ended June 30, 2022 and 1,700 stock options granted during the six months ended June 30, 2022. The assumptions underlying the calculation of grant date fair value per share for the six months ended June 30, 2022 are as follows:

For the Six Months Ended June 30,
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

As of June 30, 2022, there were 38,209 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1, 2022, the number of shares reserved and available for issuance under the 2018 Plan increased by 274,789 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of goods sold	$23,184	$12,831	$24,354	$21,864
Research and development	29,573	24,707	76,107	72,110
Selling, general and administrative	292,466	325,774	511,032	435,309
Total	$345,223	$363,312	$611,493	$529,283

As of June 30, 2022, there was approximately $93,700 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.58 years.

As of June 30, 2022, there was approximately $2,057,300 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.90 years.

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

The Company also obtained consulting and fabrication services, reported in cost of goods sold, from the same previously related party. Charges for these services amounted to approximately $112,900 during the six months ended June 30, 2021.

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

As of June 30, 2022, operating lease assets were $695,933. The amount and the maturity of the Company’s operating lease liabilities as of June 30, 2022, are as follows:

June 30, 2022
2022 (June 30 - December 31)	$275,625
2023	411,142
2034	159,872
2025	67,981
2026	—
Thereafter	—
Total future minimum lease payments	914,620
Less imputed interest	149,197
Total operating lease liabilities	$765,423
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$436,694
Non-current operating lease liabilities	328,729
Total operating lease liabilities	$765,423

For the three and six months ended June 30, 2022 and 2021, the total lease cost is comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	125,293	102,963	241,904	170,472
Short-term lease expense	1,300	2,175	3,250	25,859
Total lease expense	$126,593	$105,138	$245,154	$196,331

The following summarizes additional information related to operating leases:

June 30, 2022
Weighted-average remaining lease term (in years)	2.1
Weighted-average discount rate	20%

Major Customers

For the three and six months ended June 30, 2022 and 2021, there were no customers which accounted for more than 10% of product revenues. For the three and six months ended June 30, 2022 a U.S. insurance payer represented 28% and 31% of product revenues, respectively. For the three and six months ended June 30, 2021 a U.S. insurance payer represented 30% and 28% of product revenues, respectively.

At both June 30, 2022 and 2021, one insurance company and its affiliates accounted for approximately 68% of accounts receivable, respectively.

For the three and six months ended June 30, 2022 , approximately 71% and 63% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and six months ended June 30, 2021, approximately 52% and 54% of the Company’s product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Note 10 — Subsequent Events

On August 2, 2022, ("the "Agreement Date"") the Company entered into a Purchase Agreement with Keystone, establishing an equity line facility under which the Company, at its sole discretion, can direct Keystone to purchase the Company's common stock from time to time through delivery of a purchase notice ("Notice"). The purchase price is at the lesser of prevailing market prices of the Company’s common stock as defined in the Purchase Agreement, at a 10% discount. The aggregate size of the facility is $5 million (the “Maximum Amount”), provided that the Company has agreed to issue no more than 1,399,348 shares of common stock (the "Minimum Shares"), representing 19.99% of the Company's outstanding shares on the Agreement Date, if the shareholder approval rules of the NYSE American apply and impose such a limit on this facility, which represents a value $2.3 million based on the closing price of the Company’s common stock on August 2, 2022 after application of the 10% discount. During the twenty-four (24) month term of the Purchase Agreement, Keystone can purchase in excess of the Minimum Shares up to the Maximum Amount so long as the price per share paid by Keystone for an applicable purchase is in excess of the greater of the closing price of the Company's common stock or book value per share on the trading day immediately prior to the date of the purchase notice. Keystone's obligation to purchase shares of the Company's common stock is subject to the Company's ability to maintain an effective registration statement, continued listing on the NYSE American or other trading market and a minimum price per share of $0.50, among other conditions. Keystone shall maintain a beneficial ownership limitation of 4.99% of the Company's outstanding common stock during the Term.

On the Agreement Date, the Company issued 50,000 shares to Keystone as a commitment fee and paid Keystone $20,000 for its expenses incurred in conjunction with the transaction.

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

We utilize advertisements on various platforms to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial screenings by our trained clinical staff are conducted using telehealth techniques. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, our patient advocacy team submit a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to clinically evaluate the patient, measure the patient’s arm, then fabricate the MyoPro, and deliver it to the patient. In cases where we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as generate indirect sales through distributors in the United States, Europe, and Australia. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over sixty VA facilities have already ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help restore the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

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

The JV Company was established on August 12, 2021. On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”). Under the Agreements, we and the JV have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid as of June 30, 2022. The JV Company has advised us that effects of COVID lockdowns in China are delaying the banking and government approvals necessary to pay the remainder of the license fee. We cannot be certain as to if or when the remaining license fee will be paid. If uncured, failure to pay us the required fees contemplated by the Agreements may entitle us to terminate such Agreements and withdraw from the joint venture. Pursuant to the Agreements, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

Equity Line of Credit

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone"), establishing an equity line facility. See "Liquidity" for further discussion.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period- to-Period Change		For the Six Months Ended June 30,		Period- to-Period Change
	2022	2021	$	%	2022	2021	$	%
Product revenue	$3,677,575	$3,104,294	$573,281	18%	$6,545,501	$5,440,783	$1,104,718	20%
License revenue	-	-	-	N/M	1,000,000	-	1,000,000	N/M
Total revenue	3,677,575	3,104,294	573,281	18%	7,545,501	5,440,783	2,104,718	39%
Cost of revenue	1,266,938	901,566	365,372	41%	2,556,800	1,524,718	1,032,082	68%
Gross profit	$2,410,637	$2,202,728	$207,909	9%	$4,988,701	$3,916,065	$1,072,636	27%
Gross margin %	65.5%	71.0%		-5.4%	66.1%	72.0%		-5.9%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total and product revenues increased by approximately $573,300 or 18% for the three months ended June 30, 2022 as compared to the same period in 2021. The revenue increase for the three months ended June 30, 2022 was driven by higher product revenues due primarily to a higher average selling prices. Total revenues increased by approximately $2,104,700 or 39% for the six months ended June 30, 2022 as compared to the same period in 2021. The revenue increase for the six months ended June 30, 2022 was driven by higher product revenues due to both a higher average selling price, and a higher number of revenue units, as well as $1 million in licensing revenue from our joint venture partner in China. Product revenue for the six months ended June 30, 2022 increased by approximately $1,104,700, or 20% compared to the same period in 2021 for the reasons stated above.

Gross margin

Cost of revenue consists of costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 65.6% and 66.1% for the three and six months ended June 30, 2022, respectively, compared to 71.0% and 72.0% for the three and six months ended June 30, 2021, respectively. The decreases in gross margin were driven by higher component costs in the current inflationary environment and increased number of units delivered with no revenue, increased travel costs to cast, measure, and deliver devices, as well as increased warranty reserves as a result of more units being covered under warranty, partially offset by a higher average selling price in both periods.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2022	2021	$	%	2022	2021	$	%
Research and development	$632,872	$600,116	$32,756	5%	$1,292,408	$1,126,083	$166,325	15%
Selling, general and administrative	4,664,088	4,202,244	461,844	11%	9,320,505	8,322,047	998,458	12%
Total operating expenses	$5,296,960	$4,802,360	$494,600	10%	$10,612,913	$9,448,130	$1,164,783	12%

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

R&D expenses increased by approximately $32,800 and $166,300, or 5% and 15% during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increases were driven primarily by higher payroll and stock-based compensation costs.

Selling, general and administrative

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

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

Selling, general and administrative expenses (“SG&A”) increased by approximately $461,800 and $998,500, or 11% and 12%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily due to higher payroll costs, due to increased clinical staff and increased headcount supporting our reimbursement efforts, as well as higher advertising, consulting, and insurance costs.

Interest (income) expense and other expense, net

Interest income and other expense, net was income of approximately $4,200 and $3,400 for the three and six months ending June 30, 2022, respectively, compared to expense of approximately $6,000 and $6,100 for the same periods in 2021, respectively. The company has no debt, and the income in the current year periods is primarily related to interest income due to higher interest rates on our cash and cash equivalents and realized foreign exchange gains and losses.

Income tax expense

Income tax benefit recorded during the three months ended June 30, 2022, represents the benefit for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH, due to the loss for the period due to the increase in salary costs as we continue to scale the business in Germany, as compared to tax expense for the year ago period. Income tax expense recorded during the six months ended June 30, 2022 represents the provision for income taxes in Germany as a result of higher taxable income compared to the year ago period, driven by higher revenue.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net loss	$(2,908,922)	$(2,621,315)	$(5,723,856)	$(5,582,109)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	(4,174)	6,018	(3,384)	6,137
Depreciation expense	49,015	35,016	94,645	58,329
Stock-based compensation	345,223	363,312	611,493	529,283
Loss on investment in minority interest	33,208	—	33,208	—
Income tax expense	(6,435)	15,665	69,820	43,907
Adjusted EBITDA	$(2,492,085)	$(2,201,304)	$(4,918,074)	$(4,944,453)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,235,914	$15,524,378
Working capital	$9,421,183	$14,808,474

We had working capital and stockholders’ equity of approximately $9.4 million and $10.4 million, respectively, at June 30, 2022. We used approximately $5.0 million in cash for operating activities during the six months ended June 30, 2022. We have historically funded our operations through financing activities, including raising equity and debt capital. During 2021, $12.1 million was received from the exercise of warrants, including $4.8 million in net proceeds in October 2021 from a transaction to induce the exercise of warrants issued in conjunction with our equity offering in February 2020 at a reduced exercise price of $5.00 per share. This funding, in addition to funding of $1.1 million received from sales of common stock under our At-Market Sales Facility, or ATM facility, with Alliance Global Partners during the year ended December 31, 2021 is helping us to sustain our operations.

On August 2, 2022, (the “Agreement Date”) we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Keystone Capital Partners (“Keystone”), establishing an equity line facility under which we, at our sole discretion, and subject to satisfaction of conditions contained therein, can direct Keystone to purchase our common stock from time to time through delivery of a purchase notice (“Notice”). The purchase price is at prevailing market prices for our common stock, as defined in the Purchase Agreement, with a 10% discount. The aggregate size of the facility is $5.0 million, provided that we have agreed to issue no more than 1,399,348 shares of common stock, representing 19.99% of our outstanding shares on the date that we entered into the Purchase Agreement, if the shareholder approval rules of the NYSE American apply and impose such limit on this facility. The shares of common stock to be issued and sold under the facility are registered under our Registration Statement on Form S-3, which was declared effective by the SEC on May 25, 2021. As a result, amounts that we may offer under the facility are subject to the limitations contained in General Instruction I.B.6 of Form S-3. In addition, the purchaser may acquire no more than 4.99% in beneficial ownership of our common stock under this facility. The term of the facility lasts until the expiration of the registration statement, unless earlier terminated.

In connection with commencing the first sales under Purchase Agreement, we are obligated to issue 50,000 shares to Keystone as a commitment fee and to pay Keystone $20,000 for its expenses incurred in conjunction with establishing the facility.

Based upon our expected cash flows and committed capital from Keystone, we believe that our available cash and committed capital will fund our operations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our operating plans are primarily focused on scaling up our operations, increasing the proportion of patients covered by commercial health insurance which reimburse for the MyoPro, executing on our plans to bring our pediatric product to market as public health conditions allow and continued work with CMS and their administrative contractors regarding reimbursement of our products. Our success is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. If public health restrictions on travel and patient interaction are broadly reinstated in 2022 due to new variants of COVID-19 and increasing infections in the U.S. and Germany, that will have an adverse effect on our business, and it is likely that we will need to raise additional capital to sustain our operations through 2023. We believe that we have access to capital resources through payment of the remaining technology license fee associated with our JV in China, possible public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. In conjunction with the Purchase Agreement with Keystone, we reduced the amount of common stock that we could offer under our ATM facility to $0.3 million, representing the amount that we could offer and sell under our Registration Statement on Form S-3, after taking into account offers and sales under the equity line facility, in reliance on General Instruction I.B.6 of Form S-3]. There were no sales under our ATM facility during the six months ended June 30, 2022. Further, additional debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(4,970,597)	$(5,509,514)
Net cash used in investing activities	(301,672)	(247,644)
Net cash provided by financing activities	-	7,289,483
Effect of foreign change rate changes on cash	(16,195)	(1,122)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,288,464)	$1,531,203

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2022 was primarily used to fund a net loss of approximately $5.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.0 million, offset by approximately $0.2 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to decreases in accounts receivable and prepaids and other current assets, offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

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

Investing Activities. During the six months ended June 30, 2022, our cash used in investing activities was for our investment in the Chinese joint venture company, Jiangxi Myomo Medical Assistive Appliance Co., Ltd. and the purchase of equipment. During the six months ended June 30, 2021, our cash used in investing activities was primarily for purchase of equipment and leasehold improvements for our new headquarters office in Boston, MA

Financing Activities. There was no cash generated from financing activities during the six months ended June 30, 2022. During the six months ended June 30, 2021, cash provided by financing activities of approximately $7.3 million was primarily due to proceeds received from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in the three and six months ended June 30, 2022.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. As a result of COVID-19-related public health restrictions on travel and personal interaction, fabrication and delivery processes were suspended during the majority of the second quarter of 2020. As a result of these restrictions, our ability to deliver our products to patients and to generate revenues was negatively affected. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the second quarter of 2022, incidences of the virus and its variants are increased dramatically in the United States and the world. The spread of the current variants has resulted in more incidences of infection involving employees of the Company and its vendors and subcontractors as compared to earlier in the pandemic, which has impacted the Company in terms of lost productivity and temporary reductions in capacity. While current variants do not appear to be as virulent as previous variants, it is possible that future variants will be more transmissible and virulent. As a result, public health restrictions may be reinstated in various areas in the future. While insurance reimbursement practices of government and third-party payers are so far largely unaffected by the pandemic, we can provide no assurance that will continue in the future. Similarly, it is unclear to what extent an extended period of significant unemployment will reduce the number of prospective candidates due to loss of health insurance. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. In addition, as a result of shelter-in-place orders, workplace capacity restrictions, or other mandated travel restrictions, our on-site staff conducting sales and marketing and engineering activities may not be able to access our office or laboratory space, and these restrictions may adversely impact our contract manufacturing partners as well. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time. In addition, the company through which we have a joint venture in China for our MyoPro product has advised us that effects of COVID lockdowns in China are delaying the banking and government approvals necessary to pay the remaining amounts owed to us under our technology license for the joint venture. We cannot be certain as to if or when the remaining license fee will be paid. If uncured, failure to pay us the required fees contemplated by the Agreements may entitle us to terminate such our agreements related to the joint venture and withdraw from the joint venture.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues. For the six months ended June 30, 2022, approximately 63% of our product revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro,or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a particular insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses. Beginning in September 2021, a large insurer that reimburses for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients. As of the filing date of this Quarterly Report on Form 10-Q, these post-service denials continue. Revenues from patients insured by this payer represented 28% and 31% of total product revenues during the three and six months ended June 30, 2022. With only a small number of exceptions, appeals filed with the payer requesting payment has been successful and these claims are ultimately being paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims or reduce the number of MyoPro’s that it will authorize for its insureds, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business.

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

Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and also rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the six months ended June 30, 2022, fewer than 25 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members, so we have conducted and will continue to conduct appeals for patients covered by such policies to obtain payment authorizations on a case-by-case basis. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies. See section title “Business Section – Government Regulation – Health Insurance Reimbursement.”

In connection with Medicare reimbursement, we filed the application for a unique Healthcare Common Procedure Coding System, or HCPCS, code applicable to our product line in December 2017. We received a preliminary decision on our application in May 2018 and in November 2018 we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019. CMS placed us in a DME rental benefit category instead of lump sum, which is standard practice for other custom-fabricated orthotics and prosthetics. However, at this time, CMS has not released coverage criteria or the allowed charge amount for the two new codes. We intend to pursue discussions with the DME MAC’s regarding establishing coverage criteria and reimbursement for the MyoPro under a capped rental program. In addition, we submitted an appeal to change our benefit category to an orthotic, or brace, which was presented at a public meeting in June 2022. We cannot give any assurance that CMS will change the benefit category determination, that the DME MAC’s will cover the device on a case by case basis, or at all, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products. While we announced that we became accredited as a Medicare provider in July 2021, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, since we are currently awaiting a decision by CMS on coverage policy and allowable fee for the MyoPro, we are currently not serving Medicare Part B patients. There is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines. There is no guarantee that we will receive those terms in a timely manner or al all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

Since inception through June 30, 2022, we have delivered over 1,750 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,400 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We have a history of operating losses and there can be no assurance that our existing cash will be sufficient to achieve cash flow breakeven.

We have a history of losses since inception. For the six months ended June 30, 2022, we incurred a net loss of $5.7 million. For the year ended December 31, 2021, we incurred a net loss of approximately $10.3 million. At June 30, 2022, we had an accumulated deficit of approximately $83.8 million. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing efforts, invest in product development and establish the necessary administrative functions to support our growing operations. Our losses in future periods may be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Our cash and cash equivalents balance at June 30, 2022 was approximately $10.2 million. There can be no assurance that our existing cash plus the payment of the remaining technology licenses fee from our joint venture partner in China, the cash committed under our equity line of credit with Keystone Capital Partners "("Keystone"), or the exercise of warrants will be sufficient to achieve cash flow breakeven. Even if achieved, there can be no assurance that we will maintain cash flow breakeven in future periods.

We may not have sufficient funds to meet our future capital requirements.

We have cash and cash equivalents of approximately $10.2 million at June 30, 2022. We generated proceeds of $12.1 million from the exercise of warrants and received proceeds from the sale of common stock under our ATM facility of $1.1 million during the year ended December 31, 2021. On August 2, 2022, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Keystone to establish an equity line facility. While we have entered into the Purchase Agreement, we must satisfy certain conditions in connection with proposed sales under the facility, and the size of the facility is subject to certain limitations, including those imposed by the shareholder approval rules of the NYSE American, beneficial ownership limitations imposed by the purchaser and General Instruction I.B.6 of Form S-3. As a result, there can be no assurance that we will be able to sell any or all of the shares under the facility. If we cannot sell the full amount of the shares that Keystone has committed to purchase because of these limitations, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

While we believe we have sufficient cash plus committed capital to fund our operations for at least twelve months from the issuing date of this Quarterly Report on Form 10-Q, we cannot provide assurance that these funds will be sufficient to meet our future capital requirements. If we needed to raise additional capital, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV) with Beijing Ryzur Medical Investment Co.,

Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we will be entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. As of June 30, 2022, we received $1.0 million partial payment of the license fee. The joint venture has advised us that effects of COVID lockdowns in China are delaying the banking and government approvals necessary to pay the remaining amounts owed to us under our technology license. We cannot be certain as to if or when the remaining license fee will be paid. If uncured, failure to pay us the required fees contemplated by the Agreements may entitle us to terminate such our agreements related to the joint venture and withdraw from the joint venture. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the six months ended June 30, 2022 which satisfied the Revenue Obligations for this fiscal year. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in future years, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of June 30, 2022, we had 691,554 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $8.17 per share, and 31,390 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $26.52 per share. In addition, we have 513,631 restricted stock units outstanding

We may not be able to maintain a listing of our common stock on the NYSE American.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to June 30, 2022, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $1.61 to a high of $695.88 per share. During the period from July 1, 2022 to the date of the filing of this report, our stock price has ranged from $1.64 to $1.95.

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

As a result of sales of shares of our Common Stock pursuant to our equity line of credit, our existing stockholders will experience immediate dilution and our stock price may decrease.

Pursuant to the Purchase Agreement, we may sell up to $5,000,000 of shares of our common stock at our discretion, subject to satisfaction of certain conditions and limitations contained in the equity line facility. Because the purchase price under the facility includes a discount to prevailing market prices, the sale of shares of our common stock pursuant to the Purchase Agreement will have a dilutive impact on our existing stockholders. Keystone may resell some or all of the shares we issue to it under the Purchase Agreement and such sales could cause the market price of our common stock to decline, and such decline could be significant.

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

101 104

The following materials from the Company’s Quarterly Report Form 10-Q for the three and six months ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

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

Date August 3, 2022

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)