Form 10-K
period 2022-12-31
MYOMO, INC.
filed 2023-03-13
CIK 1369290

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2022 was $10,010,976. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 1, 2023, the registrant had 20,921,712 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

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

•
We have a history of operating losses and our financial statements for the year ended December 31, 2022 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.
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

•
We depend on a single third-party to manufacture key subassemblies for the MyoPro, and a limited number of third-party suppliers for certain components of the MyoPro.

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

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform, sized for adults, adolescents and children. We expect to introduce our MyoPal device for pediatric use during calendar year 2024.

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

In most cases, private health insurance companies pay for the MyoPro device, either to us directly or to an O&P provider depending on the patient’s insurance plan. If we are serving the patient directly, then we bill the payer, and if an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. In November 2018, the Centers for Medicare and Medicaid Services, or CMS, issued two codes for the MyoPro, L8701 and L8702. We continue to be in discussions with CMS regarding reimbursement for the MyoPro, with those discussions centering on the appropriate benefit category for the device. We believe the MyoPro should be covered as a custom-fabricated orthosis, or brace, while CMS is currently listing the device as durable medical equipment, or DME. This distinction is relevant for how the device would be reimbursed. It is reimbursed on a lump sum basis if the benefit category is an orthosis, or as a rental over thirteen months under a capped rental program if it is determined that DME is the appropriate benefit category. The current determination of CMS differs from the lump-sum reimbursement currently received from commercial payers, VA hospitals, worker’s compensation, and state Medicaid plans. A new rule has been published by CMS covering the process to request a benefit category change. In conjunction with the publication of this new rule, CMS invited us to present our request to change the benefit category for our MyoPro device to a brace at its public meeting in June 2022. In September 2022, CMS published its determination, deferring its decision on our request, and further stating that coverage and payment for the MyoPro would be at the discretion of its regional Medicare billing contractors, known as the DME MAC’s. We intend to submit additional research for publication before the end of the first quarter of 2023, that is expected to add to existing evidence that the MyoPro is effective, reasonable, necessary and appropriate for Medicare beneficiaries. Once submitted for publication, we intend to meet with the medical directors of the DME MAC’s to discuss coverage and payment for the MyoPro and begin submitting claims for Medicare Part B beneficiaries. In January 2023, CMS published a notice stating that it intends to publish a proposed rule in the coming months regarding the scope of the Medicare Part B benefit for leg, arm, back and neck braces and newer technology devices. We expect this rule to clarify whether CMS considers the MyoPro to be a brace or DME. There is no timetable for CMS to make any coverage or payment decisions, nor is there any guarantee that any such decisions will actually increase access to the MyoPro or result in reimbursement from payers, including Medicare. In addition, we cannot predict the impact of any such decision on the amounts that we may be reimbursed by private insurance companies, if any.

We are the exclusive licensee of 2 U.S. patents for the myoelectric limb orthosis device based on technology originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School, which will expire by December 2023. We also hold 20 issued patents in the U.S. and various countries and have multiple pending patent applications in the US and international markets. These patents expand upon the MIT patents and extend the life of our patent portfolio to the year 2039. Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

We are headquartered in Boston, Massachusetts.

Market Opportunity: Common Causes of Arm Paralysis

Stroke

According to the Centers for Disease Control and Prevention, or the CDC, stroke is one of the leading causes of disability in the U.S. affecting approximately 800,000 people per year. We have working relationships with rehabilitation facilities in the U.S., including the Mayo Clinic, Cleveland Clinic, Spaulding Rehabilitation Hospital, Loma Linda University Medical Center, Kennedy Krieger Institute, and numerous VA Medical Centers, and we have developed an appropriate set of inclusion criteria to determine which persons that are affected by stroke would be medically qualified for the intervention.

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

Cerebral Palsy

Based on data provided by the CDC, the prevalence of cerebral palsy, or CP, in the United States is approximately 73,000 for children ages 6-11 years old. CP is caused by brain injury or brain malformation that occurs before, during, or immediately after birth while the infant’s brain is under development.

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. According to Boston Children’s Hospital, one to three births out of 1,000 involve a brachial plexus injury, with roughly 20-30% resulting in arm paralysis. We have been testing our planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and this new version of the MyoPro, which we refer to as MyoPal, is expected to be available to these patients during calendar year 2024.

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

Our Solutions

Although commercial products for powered prosthetics have been available since the 1970s, we believe that powered orthotics have been held back by issues related to weight, comfort, and the technological capability of microprocessors and software. The MyoPro is known in the medical community as a custom fabricated limb orthosis. It is created individually for each patient from a cast, just like a prosthetic, except the MyoPro is appropriate for someone who still has a limb that is non-functional. Beginning in 2022, we enabled the use of remote measurement and 3D printing techniques in order to create the orthotic parts for the device, which has reduced the number of in-person visits by our clinical field staff.

Orthotic devices are provided by clinical professionals who custom fabricate and fit these devices. According to the American Orthotics and Prosthetics Association, there are more than 2,000 member O&P facilities located in the U.S. Additionally, the VA has been a pioneer in O&P. In fact, the design of the MyoPro Motion G powered grasp product is rooted in research conducted at the Boston-area VA in the 1990s. This research demonstrated that it is technically feasible to design a myoelectric elbow-hand orthosis; however, we believe that the product was not commercially practical until we were able to incorporate recent technological developments such as improved microprocessors and software, lightweight materials and motors, and smaller batteries to create an acceptable orthosis for users.

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

Should the individual qualify, we (in the case of direct billing) or the O&P provider will determine whether the device may be covered by the individual’s health insurance. If reimbursement is approved and the individual is a suitable candidate for a MyoPro, then the fabrication and fitting process is undertaken:

•
First, we capture the shape of the patient’s arm, either through in-person measurement or utilizing telehealth and remote measurement equipment in order to obtain the patient’s measurements. Once the patient’s arm measurements are captured, the orthotic parts are 3D printed based on these measurements. The fabrication of the brace is completed in-house.
•
Fabrication typically takes approximately 2 weeks. Once the brace is fabricated, it is delivered to the patient either by us or by an O&P practice, who will fit the device on the patient. During this fitting, the device will be calibrated to the user’s individual muscle signal profile using our proprietary software, and minor adjustments to the brace can be made to optimize comfort.
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

In a cost-conscious healthcare environment, we believe that the use of the MyoPro is compelling since it enables functional improvement that can help users improve their ability to perform ADL’s, which may allow them to return to work or improve their ability to be independent and remain at home. In the U.S., 7% of adults aged 65 and over require daily help with ADLs, with such long term support services consuming almost 10% of all healthcare spending. We believe that helping regain upper limb function to these individuals may result in fewer emergency room visits related to falls, increase their level of activity, and avoid the need for institutionalization. With approximately 70 million baby boomers headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

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

We have continually enhanced our product offerings by increasing functionality for users by the addition of a multi-articulated wrist and introducing a powered grasp for the hand. Our flagship product is the MyoPro 2, introduced in June 2017, which features improvements in control technology, new configuration software and user interface, and a longer-lasting, pop-out battery for extended use of the brace and convenient replacement. In January 2022, we introduced the MyoPro2+, which is a lighter and more advanced version of the device, which includes 3D printed orthotics, software enhancements and a new design that facilitates easier donning and doffing of the device.

We plan, depending on available resources, to continually improve our system architecture and develop new product innovations that increase the value and breadth of our product offerings. During calendar year 2024, we expect to launch MyoPal, a pediatric version of the MyoPro which is designed to meet the needs of younger patients suffering from arm and hand paralysis.

Clinical Research Studies

Evidence of effectiveness involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of the technology to regain function to a paralyzed joint as well as the real-world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. A study was published in January 2017 that demonstrated the instantaneous reduction in upper limb impairment and increase in ability to complete functional tasks for chronic stroke patients. In addition to the previous published research, several institutions have active funded research programs. In February 2022, researchers with the Cleveland VA published a study showing clinically significant gains in motor function in individuals with chronic moderate-to-sever arm weakness. Currently funded studies include a recently funded study of the device for patients with spinal cord injury, or SCI at Kessler Rehabilitation Center in New Jersey. These studies focused on the ability of MyoPro users to initiate movement of their affected limbs and perform ADLs such as picking up objects so that they may feed themselves and live more independently. In 2021, we launched an internal outcomes patient registry to collect data on a number of patient outcomes from use of the MyoPro in their homes. This is an ongoing study that will provide valuable insight into long term outcomes and will also drive future development of the MyoPro. Before the end of the first quarter of 2023, we expect to submit research for publication regarding the ability of MyoPro users to perform activities of daily living from data obtained from our outcomes registry. In addition to the studies Myomo is directly involved in, various clinical facilities are undertaking their own research projects on the outcomes of MyoPro users, including a recent publication detailing outcomes for patients with brachial plexus injuries, or BPI, by the Mayo Clinic. In non-clinical based research, the University of Utah has been awarded grant funding to study and improve the control systems that communicate muscle intention for better control of the motors on the MyoPro brace. This could lead to future collaboration between Myomo and the University of Utah if new intellectual property is developed.

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

We utilize digital ads on various platforms as well as television ads to educate and inform patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. In instances where we are the provider, the initial evaluation is typically conducted using a telehealth platform. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription and letter of medical necessity are typically obtained from the patient’s physician. Once these documents are obtained, our patient advocacy team submits a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to measure the patient’s arm and hand, print orthotic parts using 3D printing techniques, then fabricate the MyoPro and deliver it to the patient. This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors in Europe and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and approximately 70 VA facilities have already ordered devices for their patients.

Since we began marketing our products directly to patients in 2019, our business development efforts have focused on developing a pipeline of patients in our reimbursement process and expanding the number of payers reimbursing for our products. As of December 31, 2022, 1,153 patients were in our reimbursement pipeline, a 43% increase compared to 808 patients in the pipeline at December 31, 2021. As of December 31, 2022, 164 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, but revenue has not been recognized, with an estimated revenue value of $7.6 million, which is a 9% increase over 154 patients in backlog at December 31, 2021. As a cost savings measure, during 2023 we intend to focus our efforts only on those patients in our pipeline with payers who have reimbursed for our products. We have suspended activities and reduced expenditures directed to growing the number of payers reimbursing for our product until CMS begins to reimburse or states that it intends to reimburse for the MyoPro. Excluding patients with payers who have not previously reimbursed for our products, our patient pipeline was 794 patients as of December 31, 2022, a 50% increase over the comparable pipeline of 528 patients as of December 31, 2021. We refer to this measure of the pipeline as our Adjusted Pipeline. In conjunction with our intention to only focus on those patients in our Adjusted Pipeline, we reduced our workforce by 12% in January 2023. This action and other intended costs reductions are expected to save approximately $2 million in 2023. While we intend to focus only on patients in our Adjusted Pipeline in 2023, the impact on backlog and revenues is expected to be deminimus, as approximately 98% of our direct billing revenues in 2022 came from patients with payers that comprise our Adjusted Pipeline.

To bring the MyoPro to what we believe is the large number of potential patients outside of the U.S., in July 2017 we met the criteria to apply the CE Mark, which is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European Union health, safety and environmental protection legislation for the MyoPro so that it can be marketed in Europe. In October 2017 we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into distribution agreements with O&P providers in the United Kingdom, Denmark, Germany, Italy and Australia, and have received a number of MyoPro orders from providers outside the United States in 2022.

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

Potential New Products from O&P Manufacturers

If our business grows, interest may develop among new or existing manufacturers of other O&P devices that compete with the MyoPro, which may or may not challenge the validity of our intellectual property. Some new products have been introduced that compete with the MyoPro from companies such as Vincent Systems and HKK in Germany.

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

The two patent licenses discussed above were granted pursuant to the MIT License. Under the MIT License, we have been granted access to those certain patent rights in exchange for the payment of royalties, which vary based on the level of our net sales. As part of the MIT License, we must pay a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The license agreement can be terminated if certain sales targets are not achieved. The future minimum amounts due under this agreement is $25,000 for the final year of the agreement in 2023.

Under the MIT License, we issued 6,172 shares of our common stock to MIT. They have the right to purchase additional shares of our common stock to maintain their pro rata ownership.

Myomo has 20 of its own issued patents as well. These additional patents cover our MyoPro Motion G product. The Motion G product, which allows for the movement of multiple joints as compared to a single joint, which is the technology that underlies the patents licensed from MIT. The Motion G generated 97% of our product revenue for the year ended December 31, 2022. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s two U.S. patents issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). In September 2020, Myomo’s fourth U.S. patent was issued entitled Powered Orthotic Device and Method of Using the Same (U.S. Pat No. 10758394B2). Similar patents have been issued in China, Hong Kong, and Japan and is validated (currently in force) in six European countries (European Patent No. 3307225). We also have 4 pending U.S. patent applications and 11 foreign applications under examination. We plan to continue to file additional patent applications over time. The longest term of our patents extends intellectual property rights until 2039.

In terms of trademarks, the terms Myomo, MyoPro, MyoPal and MyoCare are registered as trademarks with the U.S. Patent & Trademark Office. Our trademarks were initially registered in 2013 and 2014. Within the first ten years from the registration dates shown above, we will be required to complete two (2) “maintenance” filings, one between the 5th and 6th years and the second between the 9th and 10th years. Each successive 10-year period thereafter we will be required to complete a “maintenance” filing between every 9th and 10th year.

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

We are also subject to regulation by foreign governmental agencies in connection with international sales. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. In the European Union, or EU, medical devices are regulated under the European Medical Devices Regulation, or the EU MDR, which was effective in May 2020. An authorized third-party, also called a Notified Body, must approve products for CE marking and conducts periodic inspections to ensure applicable regulatory requirements are met. The CE mark is contingent upon continued compliance to the applicable regulations and the quality system requirements of the ISO 13485 standard.

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

Healthcare and Privacy Laws and Regulation

As an accredited Medicare provider, we are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, CMS, the Office of Inspector General and Office for Civil Rights, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

Health Insurance Reimbursement

In the United States and markets in other countries, patients who are prescribed medical devices for their conditions and providers delivering the prescribed devices generally rely on third-party payers to reimburse all or part of the associated healthcare costs. MyoPro devices are typically reimbursed by the patient’s health insurance plan, which include government health programs in the United States such Medicare and Medicaid, commercial health insurers and managed care organizations. To obtain approval for reimbursement, payers require various items which may include a physician’s written order, a history of the patient’s medical condition and past treatment, and demonstration of medical necessity. Factors payers consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective, and medically necessary; appropriate for the specific patient; cost effective, and neither experimental nor investigational.

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

As of January 1, 2019, two HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, went into effect. CMS elected to classify the MyoPro for Medicare beneficiaries as DME to be provided to patients under a capped rental payment system, where we believe providers are typically paid monthly over a period of thirteen months. We are continuing to work with CMS on publishing reimbursement guidelines for our product. . In June 2022, we presented our request to CMS to change our benefit category to a brace. In September 2022, CMS published its determination that it needed more time to determine how to proceed to resolve what it referred to as a “complex issue”, further stating that coverage and payment for the MyoPro would be at the discretion of the DME MAC’s. We intend to meet with the medical directors of the DME MAC’s to discuss coverage and payment for the MyoPro and begin submitting claims for Medicare Part B beneficiaries in early 2023.

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

In the United States, there have been and continue to be a number of legislative initiatives and legal challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States medical device industry to which we sell our products. Among other things, the ACA:

•
established a 2.3% excise tax on sales of medical devices with respect to any entity that manufactures or imports specified medical devices offered for sale in the United States, although this provision was subsequently repealed in December 2019;
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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures in Congress or through executive orders, if any, to challenge repeal or replace the ACA, will impact our business.

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

Manufacturing

Myomo’s custom fabricated orthosis is comprised of two elements. The first is the electromechanical kit. The kit consists of the motor units, processor, sensors, and battery. Manufacturing for the electromechanical kit is provided by our supplier Cogmedix, a wholly owned subsidiary of Coughlin Companies in Worcester, MA. The second element is the custom fabrication of the orthosis itself from measurements obtained either in person or remotely. A third-party vendor creates the orthotic parts from these measurements and the fabrication of the device is done in our facility in Boston, MA.

If the volume and geographic reach of our sales expand, we may seek additional sources for manufacturing and custom fabrication of the devices as our needs may require.

Employees and Human Capital

As of December 31, 2022, we employed a total of 100 full time employees and 6 part time employees. In January 2023 we reduced our headcount by 12%. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated in the state of Delaware on September 1, 2004. On June 9, 2017, we executed our initial public offering, and our common stock trades under the symbol “MYO.” Our principal executive offices are located at 137 Portland St., 4thFloor, Boston, Massachusetts 02114, and our telephone number is (617) 996-9058.

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

Risks Associated with Our Business

Risks Related to Our Operating and Financial Results

If CMS does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues. For the year ended December 31, 2022, approximately 60% of our product revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro, or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a single insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 30% of total revenues during the year ended December 31, 2022. With a small number of exceptions, appeals filed with the payer requesting payment have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

Sales of our device depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement.” Third-party payers are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2022, fewer than 30 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. Starting in 2023, we no longer pursue sales to patients whose insurance payers have not previously reimbursed for the MyoPro. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies. See section title “Business Section – Government Regulation – Health Insurance Reimbursement.”

In connection with Medicare reimbursement, the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019. CMS placed the Myopro device in a DME rental benefit category instead of lump sum, which is standard practice for other custom-fabricated orthotics and prosthetics. We submitted an appeal to change our benefit category to an orthotic, or brace, which was presented at a public meeting in June 2022. In September 2022, CMS announced that it elected not to make a determination on our application at this time. In January 2023, CMS provided notice that it intends to publish a proposed rule covering the scope of the Medicare Part B benefit for leg, arm, back and neck braces as well as newer technology devices. We cannot give any assurance that CMS will change our benefit category determination, that the DME MAC’s will cover the device on a case by case basis, or at all, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products.

While we announced that we became accredited as a Medicare provider in July 2021, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, since we continue to await a decision by CMS on our benefit category change request, coverage policy and allowable fee for the MyoPro, we are currently not serving Medicare Part B patients, though we intend to start submitting claims on behalf of Medicare Part B beneficiaries in early 2023. There is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines, or agree to change our benefit category. There is no guarantee that we will receive those terms in a timely manner or at all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

Reimbursement amounts, whether on a case-by-case basis or pursuant to broader coverage policies, which may be established in the future, may be insufficient to permit us to generate sufficient gross margins to allow us to operate on a profitable basis. Third-party payers also may deny coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of MyoPro. Further, due to the COVID-19 pandemic, millions of individuals have lost employer-based coverage, which may adversely affect our sales to our patients relying on such coverage.

We depend on a single third-party to manufacture key subassemblies for the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

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

Risks Related to Limited Operating History and Capital Requirements

We have a history of operating losses and our financial statements for the year ended December 31, 2022 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $10.7 million and $10.4 million, respectively. At December 31, 2022, we had an accumulated deficit of approximately $88.8 million. We expect to continue to incur operating and net losses for the foreseeable future, though we have implemented measures to reduce our operating expenses through eliminating costs associated with activities to broaden the number of payers reimbursing for MyoPro. However, there can be no assurance that our cost reduction measures will be effective in reducing our operating expenses, or that these measures would not adversely affect our revenue-generating activities.

Our cash and cash equivalents at December 31, 2022 was approximately $5.3 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In addition, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Keystone Capital Partners ("Keystone") on August 2, 2022 to establish an equity line facility permitting the sale of up to $5.0 million of shares of common stock, subject to an exchange cap that limits the number of shares that we may sell to 1,349,334, unless stockholder approval were obtained to remove such cap. We also have an at-the-market facility with Alliance Global Partners (the “ATM Facility”), that permits us to sell up to $0.3 million of shares of common stock from time to time. Because the shares of common stock to be sold under the Purchase Agreement and the ATM Facility are registered under our registration statement on Form S-3, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our January 2023 financing not to sell shares under our Purchase Agreement and ATM Facility for a period of one year.

We believe that there is substantial doubt that our cash and cash equivalents at December 31, 2022, together with the net proceeds from our January 2023 financing will be sufficient to fund our operations for the twelve months from the date of this report. Disclosure of this substantial doubt about our ability to continue operations in the future as a going concern, is disclosed in the notes to the audited financial statements for the year ended December 31, 2022. Because our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through December 31, 2022, we have delivered nearly 2,000 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,600 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash and cash equivalents at December 31, 2022 was approximately $5.3 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In addition, we entered into a Purchase Agreement with Keystone to establish an equity line facility permitting the sale of up to $5.0 million of shares of common stock, subject to an exchange cap that limits the number of shares that we may sell to 1,349,334, unless stockholder approval were obtained to remove such cap. We also have an ATM Facility , that permits us to sell up to $0.3 million of shares of common stock from time to time. Because the shares of common stock to be sold under the Purchase Agreement and the ATM Facility are registered under our registration statement on Form S-3, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our January 2023 financing not to sell shares under our ATM Facility for a period of one year. However, there can be no assurance that we will be able to sell any or all of the shares under the Purchase Agreement or the ATM Facility, or raise significant amounts of capital even if we do. If we cannot use these facilities to raise sufficient capital to operate our business, we may be required to utilize more costly and time-consuming means of accessing the capital markets.

Our financial statements for the year ended December 31, 2022 contain a qualification regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations. Based on our historical cash burn, we do not anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations for the next twelve months from the date of this report. We may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Rising inflation may materially impact our financial operations or results of operations.

Inflation has increased during the period covered by this Annual Report on Form 10-K, and is expected to remain elevated for the near future. Inflationary factors, such as increases in the cost of our raw materials, manufacturing, interest rates and overhead costs may adversely affect our operating results. The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor internally or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the fourth quarter of 2022, incidences of the virus and its variants remain prevalent in the United States and the world. The spread of the current variants has resulted in more incidences of infection involving employees of the Company and its vendors and subcontractors as compared to earlier in the pandemic, which has impacted the Company in terms of lost productivity and temporary reductions in capacity. While current variants do not appear to be as virulent as previous variants, it is possible that future variants will be more transmissible and virulent. As a result, public health restrictions may be reinstated in various areas in the future. While insurance reimbursement practices of government and third-party payers were largely unaffected by the pandemic, we can provide no assurance that will continue in the future. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time. In addition, the company through which we have a joint venture in China for our MyoPro product has advised us that effects of COVID lockdowns in China are delaying the banking and government approvals necessary to pay the remaining amounts owed to us under our technology license for the joint venture. We cannot be certain as to if or when the remaining license fee will be paid. If uncured, failure to pay us the required fees contemplated by the Agreements may entitle us to terminate such our agreements related to the joint venture and withdraw from the joint venture.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our commercialization, sales and marketing, research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely

Risks Related to Competitors and Our Market

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV") with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we will be entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. As of December 31, 2022, we received $1.0 million partial payment of the license fee. The joint venture has advised us that effects of COVID-19 lockdowns in China are delaying the banking and government approvals necessary to pay the remaining amounts owed to us under our technology license. We cannot be certain as to if or when the remaining license fee will be paid. If uncured, failure to pay us the required fees contemplated by the Agreements may entitle us to terminate such our agreements related to the joint venture and withdraw from the joint venture. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Our recent organizational changes and cost cutting measures may not be successful.

In January 2023, we implemented reduction-in-force affecting approximately 12% of our workforce. The objective of this workforce reduction was to realign our workforce to meet our needs and to improve operating efficiency in our direct billing channel and reduce our cash burn. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such as attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of such reduction-in-force measure, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover the reductions in workforce and cost cutting measures will make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of substantially all of our personnel, including several of our executive officers, we may be unable to continue our operations and meet our ongoing obligations. Any of these unintended consequences may have a material adverse impact on our business, financial condition, and results of operations.

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

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, or PMA, application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement, a device which is generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the U.S. for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

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

We and our third-party manufacturers and key suppliers are also required to comply with the FDA’s QSR which covers the methods and documentation of the production, control, quality assurance, labeling, packaging, storage and shipping of our products. We, Cogmedix, our electromechanical kit manufacturer, and other key suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process with respect to the market for our products abroad.

We continue to monitor our quality management, as well as that of our third-party manufacturers and suppliers to improve our overall level of compliance. Our facilities and those of our third-party manufacturers and key suppliers are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or the facilities of our third-party manufacturers and suppliers are found to be in violation of applicable laws and regulations, or if we or our third-party manufacturers and suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. See section titled “Business Section – Government Regulations – Current and Future Legislation.”.

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

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA and the CPRA. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA became effective January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the fiscal years ended December 31, 2022 and 2021, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the MIT License. While we expect to exceed the required revenue and satisfy the Revenue Obligations in 2023, the final year of the MIT License, we cannot make any assurance that we will continue to comply with these obligations. Additionally, MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed. Specifically, if we were to lose access to these licenses, we would be unable to manufacture the MyoPro or develop new products until we obtained access to a comparable technology.

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

In addition, we seek to protect our trade secrets, know-how and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331), “MYOMO” (Registration No. 4,451,445), “MyoPal” (Registration No. 6,086,533) and “MyoCare” (Registration No. 6,579,736) in the United States. The MyoPro mark is registered in Canada and in selected European Union, or EU, countries with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third-party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, as of December 31, 2022, we had 680,363 shares issuable upon the exercise of warrants, with a weighted-average exercise price of $8.30 per share, and 29,605 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $40.50 per share. In addition, we have 454,447 restricted stock units outstanding. In January 2023, we issued 6,830,926 pre-funded warrants in conjunction with our follow-on equity offering. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share.

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

There is no public market for our warrants or pre-funded warrants to purchase common stock.

There is no established public trading market for our warrants or pre-funded warrants and we do not expect a market to develop. In addition, we do not intend to apply for listing of such warrants on any securities exchange. Without an active market, the liquidity of such warrants will be limited.

Holders of our warrants and pre-funded warrants have no rights as a common stockholder until such holders exercise their warrants and acquire our common stock.

Until holders of our warrants and pre-funded warrants exercise such warrants, they will have no rights with respect to the shares of our common stock underlying such warrants. Upon exercise of such warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The market price of our common stock has been and may continue to be volatile.

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to December 31, 2022, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.37 to a split adjusted high of $695.88 per share. During the period from January 1, 2023 to the date of the filing of this report, our stock price has ranged from $0.37 to $0.84.

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

Risks Related to Internal Controls

We are a "smaller reporting company” under the reporting rules set forth under the Exchange Act. For so long as we remain a “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “smaller reporting companies”.

We are a “smaller reporting company,”. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (so long as we remain a non-accelerated filer) and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company” as set forth under the Exchange Act.

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

As a public company, and particularly after we are no longer a “small reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of $72.7 million and $64.7 million, respectively, which begin to expire in the year 2028 and 2023 through 2043, respectively. Additionally, we had U.S. federal and state research and development tax credits, or tax credits, of $0.3 million and $0.1 million, respectively, which begin to expire in the year 2027 and 2036, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $281,000 annual limitation on our ability to utilize pre-ownership change NOL’s and that approximately $437,000 of our NOL’s will expire unutilized. We believe that we may have experienced an ownership change as a result of our follow-on equity offering in January 2023. As of the date of this report, we have not determined the extent of any further limitations on our ability to utilize our NOL’s. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•
We have a history of operating losses and our financial statements for the year ended December 31, 2022 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.
•
our ability to achieve reimbursement from third-party payers for our products, including the establishment of reimbursement codes from third-party payers for our products;
•
our dependence upon external sources for the financing of our operations;
•
our ability to operate our business during the COVID-19 pandemic, including manufacturing and delivery, sales, patient consultations, supply chain insurance reimbursement and employees;
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
•
our ability to compete and succeed in a highly competitive and evolving industry; and
•
other risks and uncertainties, including those listed under the captain “Risk Factors” in this Annual Report on Form 10-K.

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

Item 3. Legal Proceedings

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There is no material litigation against the Company at this time that is required to be disclosed under Item 103 of Regulation S-K.

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

Holders of Record

On March 1, 2023, the closing price per share of our common stock was $0.63 as reported on The NYSE American, and we had approximately 282 stockholders of record (not including beneficial owners whose shares are held in street name).

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

We utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. Beginning in 2022, this is being done in some cases using a remote measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices in the U.S., Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the VA system for impaired veterans, and over 70 VA facilities have ordered devices for their patients

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help regain the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

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
•
In 2019 we transitioned our business to become a direct provider of the MyoPro to patients and bill insurance companies directly.
•
In July 2021, we announced that we became accredited as a Medicare provider.
•
In January 2022, we introduced the MyoPro 2+ and began in-house fabrication of the device.

Recent Developments

China Joint Venture

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”).

Majority ownership in the JV, named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”), is held by Ryzur Medical and Wuxi Chinaleaf Medical Investment and Management Fund, a private fund that invests in growth opportunities in new technologies. We own a minimum 19.9% stake in the JV. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV over five years.

The JV Company was established on August 12, 2021. On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”). Under the Agreements, we and the JV Company have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid concurrent with the beginning of limited operations as of December 31, 2022. The JV Company has advised us that effects of COVID-19 in China are delaying the banking and government approvals necessary to pay the remainder of the license fee. We cannot be certain as to if or when the remaining license fee will be paid. If uncured, failure to pay us the required fees contemplated by the Agreements may entitle us to terminate such Agreements and withdraw from the joint venture. Pursuant to the Agreements, the JV Company has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

Equity Line of Credit

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone"), establishing an equity line facility. On October 28, 2022, we filed a Definitive Proxy Statement for notice of a special Shareholders Meeting to be held on December 7, 2022 to vote on a proposal to permit us to sell additional shares of common stock under the Purchase Agreement, in excess of an exchange cap contained therein. We were unable to achieve a quorum for the meeting, and as a result, withdrew the proposal. See "Liquidity" for further discussion.

Equity Offering

In January 2023, we completed a public offering of our common stock, whereby we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share. Each pre-funded warrant entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. Net proceeds from the transaction were approximately $5.7 million, and will be used to fund operations while we continue to work with CMS to obtain coverage and reimbursement for our products. See "Liquidity" for further discussion.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue in 2023 as we focus our efforts on patients with insurance payers who have reimbursed for the MyoPro in the past, grow our operations in Germany and invest in the enhancement of our MyoPro products.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

The following table sets forth our revenue, gross profit and gross margin for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2022	2021	$	%
Product revenue	$14,555,229	$13,856,374	$698,855	5%
License revenue	1,000,000	-	1,000,000	NM
Total revenue	15,555,229	13,856,374	1,698,855	12
Cost of revenue	5,302,133	3,544,097	1,758,036	50
Gross profit	$10,253,096	$10,312,277	$(59,181)	-
Gross margin	65.9%	74.4%		(8.5%)

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the U.S. Europe and Australia, to the VA and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

We expect that our revenues will continue to grow, primarily as a result of our increased patient pipeline entering 2023 and through higher revenue from O&P practices outside of the United States.

Product revenue in 2022 increased by approximately $0.7 million, or 5% compared to 2021. The revenue increase was driven primarily by a higher average selling price, offset by a lower number of revenue units . Including the license revenue received from our joint venture partner in China, total revenue increased 12% compared to 2021. Revenues generated through the direct billing channel were approximately $10.7 million, or 74% of product revenue in 2022, compared to approximately $10.7 million, or 77% of product revenue in 2021.

Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting/printing of orthotic parts, fabrication and fitting of our products, inventory reserves, warranty costs, royalties associated with licensed technologies and instruction.

Gross margin decreased to 65.9% for the year ended December 31, 2022, as compared to 74.4% in the comparable period of 2021. The decrease in gross margin was driven primarily by higher component costs and other costs in the current inflationary environment, unabsorbed fixed costs and an increase in the warranty reserve.

We expect our gross margins to vary depending on the mix of channel revenues and timing of reimbursements from certain third-party payers, which impacts revenue recognition.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2022	2021	$	%
Research and development	$2,482,489	$2,557,367	$(74,878)	(3%)
Selling, general and administrative	18,442,811	18,022,975	419,836	2
Total operating expenses	$20,925,300	$20,580,342	$344,958	2%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to enhance our existing products in 2023 and expect R&D costs to increase on an annual basis.

R&D expenses decreased by approximately $0.1 million or 3% in 2022 compared to 2021. The decrease during 2022 was driven primarily by lower prototype and other product development expenses related to the introduction of the MyoPro2+ in January 2022.

Selling, general and administrative

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect sales and marketing expenses to be roughly flat or decrease slightly in 2023 as a result of a reduction in force in January 2023 and efforts to reduce advertising spend while maintaining our existing lead generating capability.

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC and Medicare accreditation, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase slightly in 2023 as a result of increased incentive compensation expense, offset by the effect of the reduction in force in January 2023.

Selling, general and administrative expenses increased by approximately $0.4 million or 2% in 2022 compared to 2021. The increase was primarily due to higher advertising and insurance costs, offset by lower payroll costs related to lower bonus compensation in 2022.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2022	2021	$	%
Interest income	$(88,731)	$(1,612)	$(87,119)	NM
Other expense, net	1,101	16,948	(15,847)	(94)%
Loss on equity investment	66,511	-	66,511	NM
Total other expense (income)	$(21,119)	$15,336	$(36,455)	(238)%

Interest income increased due to higher interest rates in 2022. Loss on equity investment represents our share of the losses incurred by the JV Company, which began limited operations in 2022.

Income tax expense

Income tax expense recorded during the years ended December 31, 2022 and 2021 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. The decrease in income tax expense relates to decreased income from Myomo Europe GmbH in 2022 compared to 2021.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization adjusted for, stock-based compensation and the loss on equity investment in the JV Company.

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

•
Adjusted EBITDA does not include interest income;
•
Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•
Adjusted EBITDA does not include depreciation expense from fixed assets, or amortization of leased assets;
•
Adjusted EBITDA does not include the impact of stock-based compensation; and
•
Adjusted EBITDA does not include the loss on equity investment in the JV Company.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2022	2021
GAAP net loss	$(10,721,022)	$(10,372,329)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	(88,731)	(1,612)
Loss on equity investment	66,511	-
Income Taxes	69,937	88,928
Depreciation and amortization expense	192,799	145,995
Stock-based compensation	1,190,494	1,096,408
Adjusted EBITDA	$(9,290,012)	$(9,042,610)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2022	2021
Cash	$5,345,967	$15,524,378
Working capital	5,613,521	14,903,804

We had working capital and stockholders’ equity of approximately $5.6 million and $6.4 million respectively, as of December 31, 2022. We used $10.2 million in cash for operating activities during the year ended December 31, 2022.

We have historically funded our operations through financing activities, including raising equity and debt capital. In January 2023, we completed an equity offering under which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, generating proceeds after fees and expenses of approximately $5.7 million. During the fourth quarter of 2022, we sold 692,914 shares of common stock under the Purchase Agreement with Keystone at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $0.4 million. During 2021, $12.1 million was received from the exercise of warrants, including $4.8 million in net proceeds in October 2021 from a transaction to induce the exercise of warrants issued in conjunction with our equity offering in February 2020 at a reduced exercise price of $5.00 per share. These financing activities, in addition to funding of $1.1 million received from sales of common stock under our ATM Facility, with Alliance Global Partners during the year ended December 31, 2021 are helping us to sustain our operations. Considering our cash balance as of December 31, 2022 and net proceeds from the equity offering in January 2023 as well as our cash used from operations during the year ended December 31, 2022, management believes there is substantial doubt regarding our ability to continue as a going concern for the next 12 months from the date of this report.

Our operating plans are primarily focused on growing our revenues and limiting operating expenses through focusing our clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. We believe the growth in our patient pipeline during 2022 provides us an opportunity to achieve increased revenue in 2023 compared to 2022. We intend to stop activities directed at increasing the number of payers that will reimburse for our products until CMS either begins to reimburse for the MyoPro or states its intention to do so. As a result, we have undertaken cost reduction activities, including the reduction of approximately 12% of our workforce in January 2023. This and other cost reduction efforts are expected to reduce our operating expenses by approximately $2.0 million in 2023. With respect to CMS, we expect to meet with the medical directors of the DME MAC's during the first quarter of 2023 to discuss coverage and reimbursement, and begin submitting claims on behalf of Medicare Part B beneficiaries as soon as practical thereafter.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. If public health restrictions on travel and patient interaction are broadly reinstated in 2023 due to new variants of COVID-19 and increasing infections in the U.S., that will have an adverse effect on our business. We believe that we have access to capital resources through payment of the technology license fee associated with our JV in China, potential public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. As part of our equity offering in January 2023, we agreed to not sell any shares of our common stock to Keystone under the Purchase Agreement or under our ATM facility for a period of one year from the closing of the offering. We have remaining capacity under our Purchase Agreement with Keystone of approximately 1.0 million shares and approximately $0.3 million under our ATM facility. However, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. Further, the amount of stock that we may sell to Keystone under the Purchase Agreement is limited to a total of 1,349,334 shares of common stock, pursuant to an exchange cap imposed by the rules of the NYSE American, unless we obtain approval from our stockholders to lift such cap. As of December 31, 2022 1,008,458 million shares remain available under the exchange cap. Should we consider debt financing, such a transaction may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us.

If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Cash Flows

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(10,233,542)	$(9,547,695)
Net cash used in investing activities	(310,793)	(326,462)
Net cash provided by financing activities	376,858	13,167,666
Effect of foreign exchange rate changes on cash	(10,934)	(10,392)
Net increase (decrease) in cash and cash equivalents	$(10,178,411)	$3,283,117

Operating Activities. The net cash used in operating activities for the year ended December 31, 2022 was primarily used to fund a net loss net approximately $10.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.9 million of which approximately $1.1 million of non-cash adjustments related to stock-based compensation, and approximately $1.4 million of cash used from changes in operating assets and liabilities, primarily related to an increase in inventory and decreases in accounts payable and accrued expenses and operating lease liabilities.

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

Investing Activities. During the year ended December 31, 2022 our cash used in investing activities of $0.3 million was primarily due to our investment in a joint venture with Ryzur Medical and purchases of equipment. Cash used in investing activities in 2021 was primarily for leasehold improvements to our new headquarters facility in Boston.

Financing Activities. During the year ended December 31, 2022 cash provided by financing activities of approximately $0.4 million was due to net proceeds received from stock issued under our equity line of credit.

During the year ended December 31, 2021 cash provided by financing activities of approximately $13.2 million was primarily due to approximately $12.1 million of net proceeds received from the exercise of warrants and net proceeds of approximately $1.1 million from the issuance of shares through our ATM facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2022 and December 31, 2021.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include the valuation of our deferred tax valuation allowances, valuation of stock-based compensation, warranty obligations, the discount rate on leases and inventory reserves.

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

Joint Venture

On March 28, 2022, we invested cash consideration of $199,000 for a 19.9% ownership stake in the JV Company. The JV Company, once fully operational will manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan. We account for our investment in the JV Company under the equity method because we exert significant influence over its management. The investment is included in total assets on the consolidated balance sheet. There was no impairment charge for the year ended December 31, 2022 associated with this equity investment. We record our share of the JV Company’s earnings in our consolidated statement of operations in other expense (income).

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

Product Revenue

Increasingly, we derive our revenue from direct billing. We also derive revenue from the sale of our products to O&P providers in the United States and internationally and the VA. Under direct billing, we recognize revenue when all of the following criteria are met:

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

For revenue derived from certain insurance companies where we have demonstrated sufficient payment history, we recognize revenue when we receive a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration we expect to receive in exchange for the device. These insurers represented approximately 44% and 39% of the direct billing channel revenue in 2022 and 2021, respectively. Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when we meet the criteria to record revenue, there may be fluctuations in gross margin.

For revenues derived from O&P providers, the VA and rehabilitation hospitals, we recognize revenue when control passes to the customer in an amount that reflects the consideration we expect to receive in exchange for those services. Revenues may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, we ship its products to O&P providers pending reimbursement from non-government, third-party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, we recognize revenue when the amount is estimable and we determine it is probable that payment will be received. In many cases, we are not able to recognize revenue in these situations until payment is received, as then all of the revenue recognition criteria have been met.

We have elected to record taxes collected from customers on a net basis and do not include tax amounts in revenue or cost of revenue.

License Revenue

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue allocated to the license when the license is transferred to the customer, the customer is able to use and benefit from the license, and collectability is deemed probable.

Under the JV Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid and recognized during the year ended December 31, 2022. We will recognize revenue on the remaining amount due upon payment as the fee has not been paid according the to the contractual terms.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2022 and 2021, and as a result, all potentially dilutive common shares are considered antidilutive for these years.

Recent Accounting Standards

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the effect of this new standard, which is not expected to have a material impact on our financial position and results of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $5.3 million as of December 31, 2022, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022.

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

(3)
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

4.1	Form of Investor Warrant in connection with the Company’s February 2020 public offering (Incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on February 12, 2020)

4.2	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.1 in the Registrant’s Form 8-K filed on February 8, 2019)

4.3	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 13, 2022)

4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 in the Registrant’s Form 10-K filed on March 13, 2020)

10.1+	2004 Stock Option and Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.1 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.2+	2014 Stock Option and Grant Plan and form of award agreements (Incorporated by reference to Exhibit 6.2 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.3+	2016 Equity Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 10-K filed on March 12, 2018)

10.4

License Agreement between the Company and the Massachusetts Institute of Technology, dated October 30, 2006 (Incorporated by reference to Exhibit 6.18 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.5

First Amendment to the License Agreement between the Company and the Massachusetts Institute of Technology, dated May 5, 2010 (Incorporated by reference to Exhibit 6.19 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.6+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.7

Waiver to License Agreement between the Company and the Massachusetts Institute of Technology, dated November 15, 2016 (Incorporated by reference to Exhibit 6.22 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.8+	Employment Agreement between the Company and Paul R. Gudonis, dated December 23, 2016 (Incorporated by reference to Exhibit 6.24 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.9+	Employment Agreement, dated February 6, 2019, by and between the Company and David Henry (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K file on February 6, 2019)

10.10+

Employment Agreement Amendment 1, dated December 13, 2019, by and between the Company and Paul R. Gudonis (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on December 18, 2019)

10.11+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and Paul Gudonis (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.12+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and David Henry (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.13+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and Micah Mitchell (Incorporated by reference to Exhibit 10.3 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.14**

Equity Joint Venture Contract, by and between Myomo, Inc. and Beijing Ryzur Medical Investment Co., Ltd., dated as of January 21, 2021 (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on January 26, 2021).

10.15**	Sublease between Myomo, Inc. and Upstatement, LLC dated December 17, 2020. (Incorporated by reference to Exhibit 10.26 contained in the Registrant’s Annual Report on Form 10-K filed March 10, 2021)

10.16**

Amended and Restated Equity Joint Venture Contract by and between Myomo, Inc., Anhui Ryzur Medical Equipment Manufacturing Co. Ltd., Wuxi Chinaleaf Rehabilitation Industry Equity Investment Fund (Limited Partnership) and Beijing Ryzur Medical Investment Company Ltd., dated December 29, 2021. (Incorporated by reference to Exhibit 10.27 contained in the Registrant's Annual Report on Form 10-K dated March 11, 2022).

10.17**

Technology License Agreement by and between Myomo, Inc, and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021. (Incorporated by reference to Exhibit 10.28 contained in the Registrant's Annual Report on Form 10-K dated March 11, 2022).

10.18

Trademark License Agreement by and between Myomo, Inc. and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021. (Incorporated by reference to Exhibit 10.29 contained in the Registrant's Annual Report on From 10-K dated March 11, 2022).

10.19

Common Stock Purchase Agreement dated August 2, 2022 by and between Myomo, Inc., and Keystone Capital Partners,LLC. (Incorporated by reference to Exhibit 1.1 contained in the Registrant’s Form 8-K dated August 2, 2022)

10.20

Form of Securities Purchase Agreement between Myomo and investors identified on the signatures thereto dated January 13, 2023. (Incorporated by reference to Exhibit 10.1 in the Registrant's From 8-K filed on January 13, 2023).

10.21

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 11, 2023. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 13, 2023).

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

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2023.

Myomo, Inc.,
By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2023

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2023

/s/ Amy Knapp Amy Knapp	Director	March 13, 2023

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 13, 2023

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 13, 2023

/s/ Milton M. Morris Milton M. Morris	Director	March 13, 2023

/s/ Yitzchak Jacobovitz	Director	March 13, 2023
Yitzchak Jacobovitz

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myomo, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

March 13, 2023

MYOMO, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,345,967	$15,524,378
Accounts receivable, net	1,896,163	1,960,037
Inventories, net	1,399,865	808,308
Prepaid expenses and other current assets	573,462	799,164
Total Current Assets	9,215,457	19,091,887
Equipment, net	194,283	275,289
Operating lease assets with right-of-use	508,743	632,906
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	132,489	-
Other Assets	111,034	95,330
Total Assets	$10,162,006	$20,095,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,179,362	3,910,639
Current operating lease liability	353,701	333,380
Income taxes payable	48,220	39,145
Deferred revenue	20,653	249
Total Current Liabilities	3,601,936	4,283,413
Non-current operating lease liability	200,207	401,622
Deferred revenue	498	1,246
Total Liabilities	3,802,641	4,686,281
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock par value $0.0001 per share 65,000,000 shares authorized; 7,750,635 and 6,869,753 shares issued as of December 31, 2022 and 2021, respectively, and 7,750,608 and 6,869,726 shares outstanding as of December 31, 2022 and 2021, respectively.	775	687
Additional paid-in capital	95,105,071	93,537,807
Accumulated other comprehensive income (loss)	43,227	(60,677)
Accumulated deficit	(88,783,244)	(78,062,222)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	6,359,365	15,409,131
Total Liabilities and Stockholders’ Equity	$10,162,006	$20,095,412

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2022	2021
Revenue
Product Revenue	$14,555,229	$13,856,374
License Revenue	1,000,000	-
	15,555,229	13,856,374

Cost of revenue	5,302,133	3,544,097
Gross profit	10,253,096	10,312,277
Operating expenses:
Research and development	2,482,489	2,557,367
Selling, general and administrative	18,442,811	18,022,975
	20,925,300	20,580,342
Loss from operations	(10,672,204)	(10,268,065)
Other expense (income)
Interest income	(88,731)	(1,612)
Other expense, net	1,101	16,948
Loss on equity investment	66,511	-
	(21,119)	15,336
Loss before income taxes	(10,651,085)	(10,283,401)
Income tax expense	69,937	88,928
Net loss	$(10,721,022)	$(10,372,329)
Deemed dividend on discounting and repricing of warrants	-	(639,953)
Net loss attributable to common stockholders	$(10,721,022)	$(11,012,282)

Weighted average number of common shares outstanding:
Basic and diluted	7,051,447	5,830,353
Net loss per share available to common stockholders:
Basic and diluted	$(1.52)	$(1.89)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2022	2021
Net loss	$(10,721,022)	$(10,372,329)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	103,904	(47,987)
Other comprehensive gain (loss)	103,904	(47,987)
Comprehensive loss	$(10,617,118)	$(10,420,316)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

			Additional					Total
	Common stock		paid-in	Comprehensive	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	Equity
Balance, January 1, 2021	4,593,184	$457	$79,273,964	$(12,690)	$(67,689,893)	27	$(6,464)	$11,565,374
Exercise of warrants, net of offering costs of $349,400	2,015,243	204	12,067,661	—	—	—	—	12,067,865
Common stock issued upon vesting of restricted stock units	153,357	15	(15)	—	—	—	—	—
Proceeds from issuances under at-market sales facility, net of offering costs of $152,853	107,500	11	1,099,789	—	—	—	—	1,099,800
Restricted stock vested	30			—	—	—	—	—
Exercise of stock options	439	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,096,408	—	—	—	—	1,096,408
Unrealized loss on foreign currency	—	—	—	(47,987)	—	—	—	(47,987)
Net loss	—	—	—	—	(10,372,329)	—	—	(10,372,329)
Balance, December 31, 2021	6,869,753	687	93,537,807	(60,677)	(78,062,222)	27	(6,464)	15,409,131
Exercise of warrants	666	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	137,302	14	(14)	—	—	—	—	—
Common stock issued for commitment fee under equity line of credit	50,000	5	(5)	—	—	—	—	—
Proceeds from issuances under equity line of credit net of costs	692,914	69	376,789	—	—	—	—	376,858
Stock-based compensation	—	—	1,190,494	—	—	—	—	1,190,494
Unrealized gain on foreign currency	—	—	—	103,904	—	—	—	103,904
Net Loss	—	—	—	—	(10,721,022)	—	—	(10,721,022)
Balance, December 31, 2022	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,721,022)	$(10,372,329)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	192,799	145,995
Stock-based compensation	1,190,494	1,096,408
Loss on disposal of asset	-	202
Bad debt expense	26,075	—
Loss on equity investment	66,511	—
Amortization of right-of-use assets	349,828	189,968
Other non-cash charges	111,755	(19,929)
Changes in operating assets and liabilities:
Accounts receivable	47,445	(1,046,282)
Inventories	(607,400)	(118,222)
Prepaid expenses and other current assets	224,677	(323,644)
Other assets	(15,704)	—
Accounts payable and accrued expenses	(711,898)	1,113,235
Operating lease liabilities	(406,759)	(92,525)
Deferred revenue	19,657	(2,512)
Other liabilities	—	(118,060)
Net cash used in operating activities	(10,233,542)	(9,547,695)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(111,793)	(326,462)
Investment in China Joint Venture	(199,000)	-
Net cash used in investing activities	(310,793)	(326,462)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances under equity line of credit net of costs	376,858	—
Proceeds from exercise of warrants	—	12,067,865
Proceeds from at the market offering, net of offering costs	—	1,099,801
Net cash provided by financing activities	376,858	13,167,666

Effect of foreign exchange rate changes on cash	(10,934)	(10,392)

Net (decrease) increase in cash and cash equivalents	(10,178,411)	3,283,117

Cash and cash equivalents beginning of year	15,524,378	12,241,261

Cash and cash equivalents end of year	$5,345,967	$15,524,378
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$4,889	$—
Non-cash financing and investing activities
Issuance of 50,000 shares of common stock as commitment fee for future financing	$5	$—
Right of use assets obtained in exchange for lease obligations	$225,665	$654,091

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company provides the device to patients and bills their insurance companies directly, sometimes utilizing the clinical services of orthotics and prosthetics (“O&P”) providers for which they are paid a fee. The Company sells the product to O&P providers around the world and the Veterans Health Administration ("VA"). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 75,000,000 shares of stock, consisting of 65,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

Going Concern and Management Plans

The Company incurred net losses of approximately $10,721,000 and $10,372,000 during the years ended December 31, 2022 and 2021, respectively, and has an accumulated deficit of approximately $88,783,000 and $78,062,000 at December 31, 2022 and 2021, respectively. Cash used in operating activities was approximately $10,234,000 and $9,548,000 for the years ended December 31, 2022 and 2021, respectively.

The Company has historically funded its operations through financing activities, including raising equity and debt capital. In January 2023, the Company completed an equity offering under which it sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, generating proceeds after fees and expenses of approximately $5.7 million. (See Note 13 - Subsequent Events for further discussion.) During the fourth quarter of 2022, the Company sold 692,914 shares of common stock under a Common Stock Purchase Agreement (the "Purchase Agreement") with Keystone Capital Partners ("Keystone"), generating proceeds after fees and expenses of approximately $0.4 million. (See Note 7 - Common Stock for further discussion.) During 2021, $12.1 million was received from the exercise of warrants, including $4.8 million in net proceeds in October 2021 from a transaction to induce the exercise of warrants issued in conjunction with its equity offering in February 2020 at a reduced exercise price of $5.00 per share. These financing activities, in addition to funding of $1.1 million received from sales of common stock under an At Market Sales Facility, or ATM facility, with Alliance Global Partners ("AGP") during the year ended December 31, 2021 is enabling the Company to sustain its operations. Considering the Company's cash balance as of December 31, 2022 and net proceeds from the equity offering in January 2023 and its cash used from operations during the year ended December 31, 2022, management believes there is substantial doubt regarding its ability to continue as a going concern.

Management's operating plans are primarily focused on growing its revenues and limiting operating expenses through focusing its clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. The Company believes the growth in its patient pipeline during 2022 provides an opportunity to accelerate its revenue growth in 2023. The Company has stopped activities geared toward increasing the number of payers that will reimburse for its products until the Company receives reimbursement for its products provided to Medicare Part B beneficiaries from the Centers for Medicare and Medicaid Services ("CMS"), or CMS states in intention to reimburse for its products. As a result, the Company has undertaken cost reduction activities, including the reduction of approximately 12% of its workforce in January 2023. This and other cost reduction efforts are expected to reduce its operating expense run-rate by approximately $2.0 million in 2023. With respect to CMS, the Company expects to meet with the medical directors of CMS's administrative billing contractors, referred to as the DME MAC's, before the end of the first quarter of 2023 to discuss coverage and reimbursement, and begin submitting claims on behalf of Medicare Part B beneficiaries as soon as practical thereafter. The Company's success is dependent upon reimbursement of its products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. If public health restrictions on travel and patient interaction are broadly reinstated in 2023 due to new variants of COVID-19 and increasing infections in the U.S., that will have an adverse effect on the Company's business, and it is possible that the Company will need to raise additional capital to sustain its operations through 2023.

The Company believes that it has access to capital resources through payment of the technology license fee associated with its joint venture in China, possible public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, the Company may be unable to raise sufficient additional capital when it needs it or raise capital on favorable terms. As part of the Company's equity offering in January 2023, the Company agreed to not sell any shares of its common stock to Keystone under the Purchase Agreement or under its ATM Facility for a period of one year from the closing of the offering. The Company has remaining capacity under its Purchase Agreement with Keystone of approximately 1.0 million shares and approximately $0.3 million under its ATM Facility. However, due to its public float, the amount of securities the Company may sell from time to time under the registration statement which registered the ATM Facility may be subject to the limitations imposed by General Instruction I.B.6 of Form S-3. Further, selling the full $5 million to Keystone under the Purchase Agreement requires approval from shareholders to sell shares in excess of the exchange cap under the rules of the NYSE American. Should the Company consider debt financing, such a transaction may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness and may contain other terms that are not favorable to its stockholders or the Company.

If the Company is unable to obtain adequate funds on reasonable terms, the Company may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. There can be no assurance that the Company will be successful in implementing its plans.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2022 and 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include deferred tax valuation allowances, valuation of stock-based compensation, warranty obligations and reserves for slow-moving inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2022 and 2021.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2022 and 2021, the Company recorded an allowance for doubtful accounts which was immaterial to the financial statements.

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

Demonstration units are sometimes provided by the Company to its indirect sales channel for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the statements of operations to selling, general, and administrative expense. During the years ended December 31, 2022 and 2021, the Company charged to operations approximately $19,700 and $22,200, respectively, for these units. Demonstrations units provided to its own sales force are capitalized as equipment on the Company’s balance sheet.

Test units are provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expense. During the year ended December 31, 2022 and 2021 the Company charged to operations approximately $11,200 and $17,400, respectively, for these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2022 and 2021.

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

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). Under the Agreements, we and the JV Company have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan, and has begun limited operations. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the consolidated balance sheet. There was no impairment charge for the year ended December 31, 2022, associated with this equity investment. The Company records its share of the JV Company’s earnings in its consolidated statement of operations in other expense (income). The Company recorded a loss on equity investment of approximately $66,500 for the year ended of December 31, 2022.

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

Product Revenue

The Company derives the majority of its revenue from direct billing. The Company also derives revenue from the sale of its products to O&P providers in the U.S. and internationally and the VA. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expect to receive in exchange for the device. During 2022 and 2021, the Company made such a determination for certain insurers. These insurers represented approximately 44% and 39% of direct billing channel revenue in 2022 and 2021, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis. During the years ended December 31, 2022 and 2021, the Company recognized revenue of approximately $2,044,000 and $2,050,300, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

For revenues derived from O&P providers, the VA, and distributors, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In certain cases, the Company ships its products to O&P providers pending reimbursement from non-government, third-party payers. As a result of this arrangement, elements of the revenue recognition criteria have not been met upon shipment. In this instance, the Company recognizes revenue when payment has been received, as then all of the revenue recognition criteria has been met.

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

On January 21, 2021, the Company entered into a Technology License Agreement (the “Agreement”) with the JV Company. Under the Agreement, the Company is entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid and recognized as licensee revenue during the year ended December 31, 2022. The Company will recognize revenue on the remaining amount due upon payment as the fee has not been paid according the to the contractual terms and as a result collectability is not assured.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $21,200 and $1,500 of deferred revenue as of December 31, 2022 and 2021, respectively. The Company expects the current portion of deferred revenue as of December 31, 2022 to be recognized in 2023.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	2022	2021
Clinical/medical providers	$4,841,424	$3,186,248
Direct-to-patient	10,713,805	10,670,126
License revenue	1,000,000	-
Total revenue from contracts with customers	$15,555,229	$13,856,374

Geographic Data

The Company generated 81% of its revenue from the United States, 12% from Germany, 6% from China and 1% from other international locations for the year ended December 31, 2022. The Company generated 89% of its revenue from the United States, 10% from Germany and 1% from other international locations for the year ended December 31, 2021.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from certain third-party payers, which triggers revenue recognition. For the years ended December 31, 2022 and December 31, 2021, the Company recorded cost of goods sold of approximately $441,600 and $21,400, respectively without corresponding revenue. The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.

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

The Company files income tax returns in federal, state and foreign jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2019. Currently, there are no income tax audits in process.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive gain (loss). The Company recorded a gain of approximately $103,900 and a loss of approximately $48,000 during the years ended December 31, 2022 and 2021, respectively, which are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in selling, general and administrative expenses in the consolidated statement of operations. Such amounts were immaterial for the years ended December 31, 2022 and 2021. The balance sheet is translated using the spot date on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2022 and 2021, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2022 and 2021 consist of:

	2022	2021
Options	29,605	31,447
Warrants	680,363	693,643
Restricted stock units	454,447	292,473
Total	1,164,415	1,017,841

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $4,069,300 and $3,587,300 in 2022 and 2021, respectively.

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

Note 3 — Inventories

Inventories consist of the following at December 31:

	2022	2021
Finished goods	$512,028	$176,082
Work in Process	18,971	23,161
Rental units	51,694	62,531
Parts and subassemblies	903,581	584,996
	1,486,274	846,770
Less: Reserve for rental and trial units	(86,409)	(38,462)
Inventories, net	$1,399,865	$808,308

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2022	2021
Computer equipment	$249,621	$180,979
Sales demonstration units	210,624	186,951
R&D tools and molds	52,644	52,644
Leasehold improvements	254,043	246,268
Furniture and fixtures	60,836	40,341
	827,768	707,183
Less: accumulated depreciation	(633,485)	(431,894)
Equipment, net	$194,283	$275,289

Depreciation expense was approximately $192,800 and $146,000 for the years ended December 31, 2022 and 2021, respectively.

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

Cash equivalents, which are measured at fair value, were as follows At December 31, 2022:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022 Total
Cash equivalents	$4,350,657	—	—	$4,350,657

Cash equivalents, which are measured at fair value, were as follows at December 31, 2021:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021 Total
Cash equivalents	$14,803,456	—	—	$14,803,456

Note 6 – Accounts Payable and other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at December 31:

	2022	2021
Trade payables	$569,681	$723,352
Accrued compensation and benefits	959,228	2,188,869
Accrued professional services	124,548	108,417
Deferred payroll taxes under CARES Act	-	113,423
Warranty reserve	234,647	176,281
Customer Deposits	753,232	192,501
Other	538,026	407,796
	$3,179,362	$3,910,639

Note 7 — Common Stock

On August 2, 2022, ("the "Agreement Date"") the Company entered into a Purchase Agreement with Keystone, establishing an equity line facility under which the Company, at its sole discretion, can direct Keystone to purchase the Company's common stock from time to time through delivery of a purchase notice ("Notice"). The purchase price is at the lesser of prevailing market prices of the Company’s common stock as defined in the Purchase Agreement, at a 10% discount. The Company can sell shares of common stock to Keystone up to the Maximum Amount, provided that the Company has agreed to issue no more than 1,399,334 shares of common stock at a discount (the "Minimum Shares"), representing 19.99% of the Company's outstanding shares on the Agreement Date (the "Exchange Cap"), of which 50,000 shares were issued to Keystone as a commitment fee after closing of the transaction. During the fourth quarter of 2022, the Company sold 692,914 shares to Keystone at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $376,900. In order to sell more than the Minimum Shares the Company's shareholders must vote in favor of permitting the Company to sell shares in excess of the Exchange Cap. Of the shares sold to Keystone, sales of 352,038 shares were made above market according to the rules of the NYSE American, thus were not subject to the Exchange Cap. As a result, 1,008,458 shares remain to be sold under the Exchange Cap as of December 31, 2022. Keystone's obligation to purchase shares of the Company's common stock is subject to the Company's ability to maintain an effective registration statement, continued listing on the NYSE American or other trading market and a minimum price per share of $0.50, among other conditions. Keystone's beneficial ownership of the common stock is limited to 4.99% of the Company's outstanding common stock during the Term.

In addition to the commitment fee, on the Agreement Date the Company paid Keystone $20,000 for its expenses incurred in conjunction with the transaction. The commitment fee was recorded to common stock and Keystone's expenses reimbursed by the Company were recorded to additional paid-in capital as of December 31, 2022.

In June 2021, the Company entered into an ATM Facility with AGP. Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the year ended December 31, 2022. The Company sold 107,500 shares under the ATM Facility during the year ended December 31, 2021, at an average selling price $12.02 per share, generating net proceeds after sales commissions and offering expenses of approximately $1,099,800. In conjunction with entering into the Purchase Agreement with Keystone, the Company reduced the amount available to sell under the ATM Facility to $0.3 million. This amount remains available for sale at December 31, 2022.

In conjunction with the Company's equity offering in January 2023 (See Note 13 - Subsequent Events), the Company agreed to not sell any shares of its common stock under the Purchase Agreement or its ATM facility for a period of one year from the closing date.

No shares of common stock were issued through the exercise of stock options during the year ended December 31, 2022. The Company issued 439 shares of common stock through the exercise of stock options in the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021, the Company issued 137,302 and 153,357 shares of common stock respectively, upon the vesting of restricted stock units.

During the year ended December 31, 2021, the Company issued 30 shares of common stock upon the vesting of restricted stock awards.

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

On January 1, 2022 and 2021, the number of shares reserved and available for issuance under the 2018 Plan increased by 274,789 and 183,726 shares, respectively. At December 31, 2022, there were 74,120 shares available for future grant under the 2018 Plan.

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

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2021	24,088	$51.2900	7.51	$23,194
Granted	9,250	17.0700
Forfeited or cancelled	(1,452)	50.9600
Exercised	(439)	0.0500
Balance at December 31, 2021	31,447	40.5800	7.51	$23,194
Granted	1,700	8.0000
Forfeited or cancelled	(3,293)	28.0400
Expired	(249)	9.1900
Balance at December 31, 2022	29,605	$40.5000	6.52	$587
Options exercisable at December 31, 2021	17,390	$63.2600	5.97	$12,392
Options exercisable at December 31, 2022	20,229	$54.9600	5.67	$587

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2022 and 2021. The weighted-average grant date fair value per share was $6.92 and $8.32 for the years ended December 31, 2022 and 2021, respectively. The following weighted average assumptions underlying the calculation of grant date fair value are as follows:

	2022	2021
Volatility	117.18%	111.90%
Risk-free interest rate	1.68%	1.15%
Weighted-average expected option term (in years)	6.25	6.25
Dividend yield	0%	0%

The stock price volatility for the Company’s options was determined using the Company’s historical volatility since its initial public offering in June 2017. The risk-free interest rate was derived from U.S. Treasury rates existing on the date of grant for the applicable expected option term. The expected term represents the period of time that options are expected to be outstanding. Because the Company has only very limited historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period. The expected dividend yield assumption is based on the fact that the Company has never paid, nor has any intention to pay, cash dividends.

Restricted Stock Awards

There were no restricted stock awards outstanding as of December 31, 2022 and 2021. Restricted stock activity for the year ended December 31, 2021 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as January 1, 2021	30	$202.50	0.62
Awarded	-	-
Vested	(30)	202.50
Canceled	-	-
Outstanding as December 31, 2021	-	$—	-

Restricted Stock Units

Restricted stock unit “RSU” activity for the years ended December 31, 2022 and 2021 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2021	276,568	$4.22	2.36
Awarded	194,295	13.29
Vested	(153,357)	5.18
Canceled	(24,948)	5.33
Outstanding as of December 31, 2021	292,558	9.64	2.27
Awarded	340,923	2.13
Vested	(137,302)	2.47
Canceled	(41,702)	5.10
Outstanding as of December 31, 2022	454,477	$5.06	1.44

In 2022 and 2021, the Company granted an aggregate of 340,923 and 194,295 RSUs to employees, respectively, of which 172,500 and 79,600 RSU’s were granted to executive officers, respectively, which vest over a period of two years and three years, respectively. In 2021, the Company granted 11,780 RSU’s to independent members of the board of directors, which vest in four equal quarterly installments. No RSU's were granted to independent members of the board of directors in 2022.

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

Awards of RSU’s may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes, if made, are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and time-based and performance-based restricted stock units to employees and directors, and restricted stock units to employees in the statements of operations as follows:

	2022	2021
Cost of goods sold	$75,778	$53,130
Research and development	127,198	132,610
Selling, general and administrative	987,518	910,668
Total	$1,190,494	$1,096,408

As of December 31, 2022, there was approximately $59,500 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.3 years.

As of December 31, 2022, there was approximately $1,389,900 of unrecognized compensation cost related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.4 years.

Note 9 — Warrants

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2022 and 2021:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2021	2,709,159	2,709,159	$7.77	$7.77
Expired	(273)	(273)	194.10	194.10
Exercised	(2,015,243)	(2,015,243)	7.40	7.40
Balance, Dec 31, 2021	693,643	693,643	8.76	8.76
Expired	(12,614)	(12,614)	29.30	29.30
Exercised	(666)	(666)	—	—
Balance, Dec 31, 2022	680,363	680,363	$8.30	$8.30

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2022 was 2.1 years.

Note 10 — Related Party Transactions

The Company sells its products to an orthotics and prosthetics practice whose ownership includes an individual who was both a shareholder and executive officer of the Company. The executive resigned his position with the Company effective March 31, 2021. As a result, the orthotics and prosthetics practice is no longer a related party effective April 1, 2021. Sales to this related party were sold at standard list prices. During the year ended December 31, 2021 (the portion of the year the party was related to the Company) revenue recognized on sales to this orthotics and prosthetics practice amounted to approximately $25,900.

The Company also obtains consulting and fabrication services, reported in cost of goods sold, from the same previously related party. Charges for these services amounted to approximately $112,900 during the year ended December 31, 2021 (the portion of the year the party was related to the Company).

Note 11 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee that was terminated in 2021 brought an age discrimination claim against the Company. While the Company disputes this claim, it believes that it is probable that a loss will be incurred for this matter and has recorded a loss contingency of $135,000 to accounts payable and accrued expenses as of December 31, 2022. The Company expects its insurance to cover the majority of the loss that may be incurred. There is no other material litigation against the Company at this time.

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, MA expiring in August 2023, consisting of 9,094 square feet of office and laboratory space. In conjunction with entering into a lease in the same building for 3,859 square feet of space to be used for manufacturing, the Company agreed to lease its corporate headquarters space from the landlord after expiration of the sublease. Both leases expire in January 2025. In addition, it has a non-cancelable lease agreement for its office space in Fort Worth, TX expiring in 2025 with early termination available at the company’s discretion in 2023. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2022, operating lease assets were approximately $508,700 and operating lease liabilities were approximately $553,900. The maturity of the Company’s operating lease liabilities as of December 31, 2022, are as follows:

As of December 31, 2022
2023	411,142
2024	159,872
2025	67,981
Thereafter	—
Total future minimum lease payments	638,995
Less imputed interest	85,087
Total operating lease liabilities	$553,908
Included in the consolidated balance sheet:
Current operating lease liabilities	$353,701
Non-current operating lease liabilities	200,207
Total operating lease liabilities	$553,908

For the twelve months ended December 31, 2022, the total lease cost is comprised of the following amounts:

	Years ended December 31,
	2022	2021
Operating lease expense	493,203	372,114
Short-term lease expense	3,250	29,759
Total lease expense	$496,453	$401,873

The Company paid cash of approximately $557,500 and $275,300 for its operating leases for the years ended December 31, 2022 and 2021, respectively.

The following summarizes additional information related to operating leases:

	As of December 31
	2022	2021
Weighted-average remaining lease term	1.8	2.5
Weighted-average discount rate	20%	20%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement (the “MIT License”) with Massachusetts Institute of Technology (“MIT”) for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales and whether the customer is located in the U.S., or in an international location. As part of the agreement, the Company must pay to MIT a nonrefundable annual license maintenance fee which may be credited to any royalty amounts due in that same year. The license agreement can be terminated if certain sales targets are not achieved. The royalty charge for each of the years ended December 31, 2022 and 2021 was approximately $264,200 and $262,200, respectively, and is included as a component of cost of revenue.

The future minimum amount due under this agreement for 2023, the final year of the agreement, is $25,000:

Under the MIT License, the Company has issued 205 shares of Common Stock to MIT. The MIT License includes a share adjustment provision in the event that the Company has a dilutive financing, as defined. The MIT License also includes an anti-dilution provision such that MIT’s ownership of the outstanding common stock shall not fall below 1% on a fully diluted basis. Under this anti-dilution provision, MIT has the right to purchase additional shares of common stock at the then current market price in order to maintain its pro rata ownership. As a result of the follow-on equity offering in January 2023 (See Note 13), MIT is entitled to receive an additional 928 shares of common stock.

On November 15, 2016, the Company and MIT entered into a waiver agreement with regard to certain revenue and commercialization milestones of the Company required under the License Agreement. Under the waiver agreement, MIT waived the compliance with any and all of such milestone obligations prior to the date of the waiver agreement. For the year ended December 31, 2022 the Company met its minimum sales covenant of $750,000.

Warranty Liability

The Company accrues an estimate of their exposure to warranty claims based on historical warranty costs incurred and the number units under warranty to estimate future warranty costs to be insured. Most of the Company’s current product sales include a three-year warranty. The Company assesses the adequacy of their recorded warranty liability annually and adjusts the amount as necessary.

Changes in warranty liability were as follows:

	2022	2021
Accrued warranty liability, beginning of year	$176,281	$119,713
Accrual provided for warranties issued during the period	117,986	79,142
Adjustments to prior accruals	—	26,735
Actual warranty expenditures	(59,620)	(49,309)
Accrued warranty liability, end of year	$234,647	$176,281

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

Major Customers

For the year ended December 31, 2022 and 2021, there were no customers which accounted for more than 10% of revenues. For the year ended December 31, 2022 a U.S. insurance payer represented 32% of product revenues. For the year ended December 31, 2021, a U.S insurance payer represented 30% of product revenues and another represented 11% of revenues, respectively.

For the year ended December 31, 2022 and 2021, one insurer and its affiliates accounted for approximately 62% and 43% of accounts receivable, respectively.

For the year ended December 31, 2022 and 2021, approximately 60% and 59% of the Company's product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Note 12 — Income Taxes

Income (loss) before provision for incomes taxes was as follows:

	2022	2021
United States	$(10,831,796)	$(10,494,693)
Foreign	$180,711	$211,292
Loss before income taxes	$(10,651,085)	$(10,283,401)

The income tax provision (benefit) for the years ended December 31, 2022 and 2021 consist of the following:

	2022	2021
U.S. federal
Current	$—	$—
Deferred	(2,791,239)	(2,038,000)
State and local
Current	—	—
Deferred	(615,573)	(510,000)
Foreign
Current	69,937	88,928
Deferred	—	—
	(3,336,876)	(2,459,072)
Change in valuation allowance	3,406,813	2,548,000
Income tax provision	$69,937	$88,928

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.60%	5.21%
State rate change and other	(0.06)%	1.36%
Foreign tax rate differential	(0.15)%	(0.86)%
Other permanent items	(0.28)%	(2.79)%
Prior year taxes	5.91%	0.00%
Change in valuation allowance	(32.67)%	(24.78)%
Effective rate	(0.66)%	(0.86)%

The significant components of the Company’s deferred tax assets are as follows:

	2022	2021
Net operating loss carryover	$18,052,725	$16,067,000
Tax credits	423,036	311,000
Research & Experimental cost capitalization	657,076	-
Stock-based compensation	900,144	27,000
Other	411,258	648,000
Total deferred tax asset	20,444,240	17,053,000
Less: valuation allowance	(20,444,240)	(17,053,000)
Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2022 or 2021.

As of December 31, 2022 and 2021, the Company had approximately $72,726,000 and $64,709,000 of Federal NOL's and $67,302,000 and $55,721,000 of state NOL's, respectively available to offset future taxable income. The Federal NOL's incurred prior to 2018 of approximately $26,425,0000, if not utilized, begin expiring in the year 2028. The Federal NOL's incurred after 2017 of approximately $46,001,000 have an indefinite carryforward period. The state NOL's if not utilized begin to expire in 2023 through 2043.

Additionally, the Company has U.S. federal and state research and development tax credits of $337,000 and $109,400, respectively which will begin to expire in the year 2027 and 2036, respectively.

NOL carryforwards may face limitations caused by changes in ownership under Section 382 of the Internal Revenue Code. During 2020, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986. In 2022, the Company did not perform a section 382 study, which may identify a potential ownership change. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. The annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of these ownership changes, the Company is limited to an approximate $281,000 annual limitation on its ability to utilize pre-change NOLs during the carryforward period and has determined that approximately $437,000 of the Company’s pre-change NOLs will expire unutilized. Accordingly, the deferred tax asset and valuation allowance have been adjusted by approximately $92,000 to reflect the Federal NOL's that will expire unutilized.

On August 16, 2022, the Inflation Reduction Act of 2022, which includes changes to the U.S. federal taxation of corporations, was enacted into law. The Inflation Reduction Act among other things implements a corporate book minimum tax (“BMT”) 15% rate that could apply to companies with average revenues in excess of $1.0 billion over a three-year period. The BMT has various limitations, including a more restrictive limit on availability of net operating loss carryforwards. The Company does not believe the new law will have any impact on its financial statements.

ASC 740 , "Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021 and 2020. As of December 31, 2022 and December 31, 2021, the change in valuation allowance was an increase of $3,365,000 and an $2,548,000, respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2022 and December 31, 2021. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2019. To the extent the Company has tax attribute carryforwards the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state of foreign tax authorities to the extent utilized in a future period.

There are no accrued interest and penalties at December 31, 2022 and December 31, 2021.

Note 13 — Subsequent Events

On January 17, 2023, the Company completed an equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, generating proceeds after fees and expenses of approximately $5.7 million. The offering was conducted pursuant to a registration statement on Form S-1 (Registration No. 333-268705), as amended, which was declared effective on January 11, 2023. Each pre-funded warrant is exercisable for one share of the Company's common stock at a nominal exercise price of $0.0001 per share. Members of management and a board advisor purchased an aggregate of 1,422,074 shares in the offering.

It is likely that as a result of the offering, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of the issuance date of these financial statements, the Company has not completed this analysis.

The Company evaluated subsequent events through the issuance date of the financial statements and determined that except for the events discussed above, there have been no additional subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.