Form 10-Q
period 2023-03-31
MYOMO, INC.
filed 2023-05-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

At May 3, 2023, the registrant has 20,923,417 shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•
We have a history of operating losses and our financial statements for the three months ended March 31, 2023 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.
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
•
We are subject to extensive governmental regulations relating to the design, development, manufacturing, labeling and marketing, delivery and billing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.
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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,263,560	$5,345,967
Accounts receivable, net	1,547,801	1,896,163
Inventories, net	1,565,268	1,399,865
Prepaid expenses and other current assets	535,558	573,462
Total Current Assets	12,912,187	9,215,457
Operating lease assets with right of use, net	406,915	508,743
Equipment, net	190,736	194,283
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	115,287	132,489
Other assets	111,034	111,034
Total Assets	$13,736,159	$10,162,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,475,543	3,086,932
Current operating lease liability	275,028	353,701
Income taxes payable	182,768	140,650
Deferred revenue	747	20,653
Total Current Liabilities	3,934,086	3,601,936
Non-current operating lease liability	169,770	200,207
Deferred revenue, net of current portion	312	498
Total Liabilities	4,104,168	3,802,641
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 20,922,530 and 7,750,635 shares issued as of March 31, 2023 and December 31, 2022, respectively; and 20,922,503 and 7,750,608 shares outstanding at March 31, 2023 and December 31, 2022, respectively	2,092	775
Additional paid-in capital	100,954,887	95,105,071
Accumulated other comprehensive income	109,015	43,227
Accumulated deficit	(91,427,539)	(88,783,244)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	9,631,991	6,359,365
Total Liabilities and Stockholders’ Equity	$13,736,159	$10,162,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue
Product revenue	$3,446,708	$2,867,926
License revenue	—	1,000,000
	3,446,708	3,867,926

Cost of revenue	1,139,074	1,290,704
Gross profit	2,307,634	2,577,222
Operating expenses:
Research and development	476,991	659,536
Selling, general and administrative	4,501,608	4,656,417
	4,978,599	5,315,953

Loss from operations	(2,670,965)	(2,738,731)

Other (income) expense, net
Interest income	(86,314)	(180)
Other expense, net	31	128
Loss on equity investment	17,202	—
	(69,081)	(52)
Loss before income taxes	(2,601,884)	(2,738,679)
Income tax expense	42,411	76,255
Net loss	$(2,644,295)	$(2,814,934)

Weighted average number of common shares outstanding:
Basic and diluted	24,196,732	6,885,924
Net loss per share attributable to common stockholders
Basic and diluted	$(0.11)	$(0.41)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Net loss	$(2,644,295)	$(2,814,934)
Other comprehensive income, net of tax:
Foreign currency translation gain	65,788	9,245
Other comprehensive income	65,788	9,245
Comprehensive loss	$(2,578,507)	$(2,805,689)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three Month Period Ending March 31, 2023 and 2022
	Common stock		Additional Paid-in	Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance, January 1, 2023	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365
Common stock issued upon vesting of restricted stock units	2,821	—	—	—	—	—	—	—
Proceeds from sale of common stock in public offering, net of offering costs of $663,856	13,169,074	1,317	3,614,777	—	—	—	—	3,616,094
Proceeds from sale of 6,830,926 pre-funded warrants, net of offering costs of $155,356	—	—	2,064,012	—	—	—	—	2,064,012
Stock-based compensation	—	—	171,027	—	—	—	—	171,027
Unrealized gain on foreign currency	—	—	—	65,788	—	—	—	65,788
Net loss	—	—	—	—	(2,644,295)	—	—	(2,644,295)
Balance, March 31, 2023	20,922,530	$2,092	$100,954,887	$109,015	$(91,427,539)	27	$(6,464)	$9,631,991

Balance, January 1, 2022	6,869,753	$687	$93,537,807	$(60,677)	$(78,062,222)	27	$(6,464)	$15,409,131
Common stock issued upon vesting of restricted stock units	10,151	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	266,270	—	—	—	—	266,270
Unrealized gain on foreign currency	—	—	—	9,245	—	—	—	9,245
Net loss	—	—	—	—	(2,814,934)	—	—	(2,814,934)
Balance, March 31, 2022	6,879,904	$688	$93,804,076	$(51,432)	$(80,877,156)	27	$(6,464)	$12,869,712

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,644,295)	$(2,814,934)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	48,632	45,630
Stock-based compensation	171,027	266,270
Bad debt expense	13,000	26,075
Loss on equity investment	17,202	—
Amortization of right-of-use assets	101,829	76,654
Other non-cash charges	49,012	(6,364)
Changes in operating assets and liabilities:
Accounts receivable	340,533	272,748
Inventories	(157,148)	(229,740)
Prepaid expenses and other current assets	(53,577)	(142,240)
Other assets	—	(16,079)
Accounts payable and accrued expenses	386,880	294,828
Income taxes payable	39,417	—
Operating lease liabilities	(109,109)	(97,098)
Deferred revenue	(20,093)	1,650
Net cash used in operating activities	(1,816,690)	(2,322,600)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	—	(199,000)
Purchases of equipment	(45,085)	(49,879)
Net cash used in investing activities	(45,085)	(248,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	3,708,045	—
Proceeds from sale of pre-funded warrants, net of offering costs	2,064,012	—
Net cash provided by financing activities	5,772,057	—

Effect of foreign exchange rate changes on cash	7,311	(10,392)

Net increase (decrease) in cash, cash equivalents	3,917,593	(2,581,871)

Cash, cash equivalents, beginning of period	5,345,967	15,524,378

Cash, cash equivalents, end of period	$9,263,560	$12,942,507

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$—	$225,665
Deferred offering costs incurred in a prior period to additional paid-in capital	$(91,952)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products directly to patients, to Orthotics and Prosthetics ("O&P") providers around the world, the Veterans Health Administration, and distributors in Europe and Australia. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Note 2 — Going Concern and Management Plans

The Company incurred net losses of approximately $2,644,300 and $2,815,000 during the three months ended March 31, 2023 and 2022, respectively, and has an accumulated deficit of approximately $91,427,500 and $88,783,200 at March 31, 2023 and December 31, 2022, respectively. Cash used in operating activities was approximately $1,816,700 and $2,322,600 for the three months ended March 31, 2023 and 2022, respectively.

The Company has historically funded its operations through financing activities, including raising equity and debt. On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. See Note 7 - Common Stock and Warrants for further discussion. Financing activities, such as the recent public equity offering, are enabling the Company to sustain its operations. Considering the Company's cash balance as of March 31, 2023 and the payment of the remaining initial license fee by Jiangxi Myomo Medical Assistive Appliance Co. Ltd. (the "JV Company") in April 2023 (see Note 10 - Subsequent Events) and its cash used from operations over the last twelve months and uncertainty of reimbursement, particularly from the Centers for Medicare and Medicaid Services ("CMS") for Medicare Part B beneficiaries, management believes there is substantial doubt regarding its ability to continue as a going concern.

Management's operating plans are primarily focused on growing its revenues and limiting operating expenses through focusing its clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. The Company believes the growth in its patient pipeline during 2022 provides an opportunity to accelerate its revenue growth in 2023. The Company has stopped activities geared toward increasing the number of payers that will reimburse for its products until the Company receives reimbursement for its products provided to Medicare Part B beneficiaries from the CMS, or CMS states its intention to reimburse for its products. As a result, the Company has undertaken cost reduction activities, including the reduction of approximately 12% of its workforce in January 2023. This and other cost reduction efforts are expected to reduce its operating expense run-rate by approximately $2.0 million in 2023. With respect to CMS, the Company met with the medical directors of CMS's administrative billing contractors, referred to as the DME MAC's, in April 2023 to discuss coverage and reimbursement, and discuss initial claims on behalf of Medicare Part B beneficiaries submitted beginning in March 2023. Review of the submitted claims by the DME MAC's is currently in process. The Company's success is dependent upon reimbursement of its products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.

The Company believes that it has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, the Company may be unable to raise sufficient additional capital when it needs it or raise capital on favorable terms. As part of the Company's equity offering in January 2023, the Company agreed to not sell any shares of its common stock to Keystone Capital Partners ("Keystone") under the Common Stock Purchase Agreement (the "Purchase Agreement") or under its At-Market Sales Facility, or ATM Facility, for a period of one year from the closing of the offering. The Company has remaining capacity under its Purchase Agreement with Keystone of approximately 1.0 million shares and approximately $0.3 million under its ATM Facility. However, due to its public float, the amount of securities the Company may sell from time to time under the registration statement which registered the ATM Facility may be subject to the limitations imposed by General Instruction I.B.6 of Form S-3. Further, selling the full $5 million to Keystone available under the Purchase Agreement requires approval from shareholders to sell shares in excess of the exchange cap under the rules of the NYSE American. Should the Company consider debt financing, such a transaction may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness and may contain other terms that are not favorable to its stockholders or the Company.

If the Company is unable to obtain adequate funds on reasonable terms, the Company may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. There can be no assurance that the Company will be successful in implementing its plans.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2023, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2022 and 2021 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.

Comprehensive Income

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income includes changes in foreign currency translation adjustments. There were no reclassifications out of accumulated other comprehensive loss in the three months ended March 31, 2023 and 2022, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from these estimates. The Company’s significant estimates include deferred tax valuation allowances, valuation of stock-based compensation, warranty obligations and reserves for slow-moving inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from purchase date to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2023 and December 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At March 31, 2023, and December 31, 2022, the Company recorded an allowance for doubtful accounts which was immaterial to the financial statements.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in the JV Company, a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the condensed consolidated balance sheet. There was no impairment charge for the three months ended March 31, 2023 associated with this equity investment. The Company records its share of the JV Company's earnings in its condensed consolidated statement of operations in other expense (income). The Company recorded a loss on equity investment of approximately $17,200 for the three months ended of March 31, 2023. The loss on equity investment for the three months ended March 31, 2022 was not material.

Revenue Recognition

The Company accounts for revenue under ASC 606, “Revenue from Contracts with Customers” and all of the related amendments (Topic 606). Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement and are evaluated using a five-step model. Generally, the Company recognizes revenue at a point in time.

The Company recognizes revenue after applying the following five steps:

1)
Identification of the contract, or contracts, with a customer
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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount the reflects the consideration the Company expects to receive in exchange for the device. These insurers represented 63% and 53% of direct billing channel revenue during the three months ended March 31, 2023 and 2022, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of approximately $1,683,800 and $623,500, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

On January 21, 2021, we entered into a definitive agreement with Ryzur Medical to form the JV Company to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreements”). Under the JV Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million was paid and recognized during the three months ended March 31, 2022. The Company received the remaining amount of $1.7 million in April 2023, which will be recognized in the second quarter of 2023.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $1,100 and $21,200 of deferred revenue as of March 31, 2023 and December 31, 2022, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended March 31,
	2023	2022
Direct to patient	$2,414,614	$1,852,144
Clinical/Medical providers	1,032,094	1,015,782
License revenue	—	1,000,000
Total revenue from contracts with customers	$3,446,708	$3,867,926

Geographic Data

The Company generated 80% of its total revenue from the United States, 17% from Germany, and an immaterial amount from other international locations for the three months ended March 31, 2023. The Company generated 57% of its total revenue from the United States, 26% from China, 15% from Germany, and immaterial amounts from international locations the three months ended March 31, 2022.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three months ended March 31, 2023 and 2022, the Company recorded cost of goods sold of approximately $199,800 and $304,200, respectively without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $691,500 and $953,400 during the three months ended March 31, 2023 and 2022, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars during the three months ended March 31, 2023 were immaterial and included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of revenue expenses in the condensed consolidated statements of operations. Such amounts were immaterial for the three months ended March 31, 2023 and 2022. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2023 and 2022, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	March 31,
	2023	2022
Stock options	28,327	32,381
Restricted stock units	681,884	279,847
Other warrants	668,250	693,643
Total	1,378,461	1,005,871

Due to their nominal exercise price of $0.0001 per share, 6,830,926 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing date of the Company's public equity offering in January 2023.

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has adopted this new standard, which did not have a material impact on its financial position and results of operations.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at:

	March 31, 2023	December 31, 2022
Finished goods	$439,091	$512,028
Work in process	17,422	18,971
Rental units	51,694	51,694
Parts and subassemblies	1,133,617	903,581
	1,641,824	1,486,274
Less: reserve for rental and trial units	(76,556)	(86,409)
Inventories, net	$1,565,268	$1,399,865

Note 5 — Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, “Fair Value Measurement” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and establishes disclosures about fair value measurements.

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

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents consist of a money market fund that limits its investments to only short-term U.S. Treasury securities and repurchase agreements related to these securities.

Cash equivalents measured at fair value on a recurring basis at March 31, 2023 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$7,894,919	$—	$—	$7,894,919

Cash equivalents measured at fair value on a recurring basis at December 31, 2022 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,350,657	$—	$—	$4,350,657

Note 6 - Accounts Payable and Accrued Expenses:

Accounts Payable and Other Accrued Expenses consists of the following at:

	March 31, 2023	December 31, 2022
Trade payables	$906,805	$569,681
Accrued compensation and benefits	1,234,164	1,059,228
Accrued professional services	123,797	124,548
Warranty reserve	129,930	234,647
Customer deposits	932,589	753,232
Other	148,258	345,596
	$3,475,543	$3,086,932

Note 7 — Common Stock and Warrants

On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. Each pre-funded warrant is exercisable for one share of the Company's common stock at a nominal exercise price of $0.0001 per share. No pre-funded warrants have been exercised as of March 31, 2023.

On August 2, 2022, ("the "Agreement Date"") the Company entered into a Purchase Agreement with Keystone, establishing an equity line facility under which the Company, at its sole discretion, can direct Keystone to purchase up to $5.0 million of the Company's common stock (the "Maximum Amount") from time to time through delivery of a purchase notice ("Notice"). The purchase price is at the lesser of prevailing market prices of the Company’s common stock as defined in the Purchase Agreement, at a 10% discount. The Company can sell shares of common stock to Keystone up to the Maximum Amount, provided that the Company has agreed to issue no more than 1,399,334 shares of common stock (the "Minimum Shares"), representing 19.99% of the Company's outstanding shares on the Agreement Date (the "Exchange Cap"), of which 50,000 shares were issued to Keystone as a commitment fee after closing of the transaction. As of March 31, 2023, 1,008,458 remained to be sold under the Exchange Cap. During the twenty-four (24) month term of the Purchase Agreement, Keystone can purchase in excess of the Minimum Shares up to the Maximum Amount so long as (i) the price per share paid by Keystone for an applicable purchase is in excess of the greater of the closing price of the Company's common stock or book value per share on the trading day immediately prior to the date of the purchase notice, or (ii) the Company's shareholders vote in favor of permitting the Company to sell shares in excess of the Exchange Cap. Keystone's obligation to purchase shares of the Company's common stock is subject to the Company's ability to maintain an effective registration statement, continued listing on the NYSE American or other trading market and a minimum price per share of $0.50, among other conditions. Keystone's beneficial ownership of the common stock is limited to 4.99% of the Company's outstanding common stock during the Term. There were no sales under the Purchase Agreement during the three months ended March 31, 2023.

In June 2021, the Company entered into an ATM Facility with Alliance Global Partners ("AGP"). Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the three months ended March 31, 2023. In conjunction with entering into the Purchase Agreement with Keystone, the Company reduced the amount available to sell under the ATM Facility to $0.3 million. This amount remains available for sale at March 31, 2023.

The Company issued warrants to investors as part of its public equity offering in February 2020. The warrants are being accounted for as equity. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share. 688,250 warrants remain outstanding as of March 31, 2023. There were no exercises of these warrants during the three months ended March 31, 2023. The warrants expire on February 13, 2025.

In conjunction with the Company's public equity offering in January 2023, the Company agreed to not sell any shares of its common stock under the Purchase Agreement or its ATM Facility for a period of one year from the closing date.

During the three months ended March 31, 2023 and 2022, 2,821 and 10,151 restricted stock units vested, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three months ended March 31, 2023 and 2022.

There were no stock options granted during the three months ended March 31, 2023 and 1,700 stock options granted during the three months ended March 31, 2022.

As of March 31, 2023, there were 155,082 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1, 2023, the number of shares reserved and available for issuance under the 2018 Plan increased by 310,024 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three months ended March 31, 2023 and 2022, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of goods sold	$20,479	$14,755
Research and development	(69,727)	29,612
Selling, general and administrative	220,275	221,903
Total	$171,027	$266,270

As of March 31, 2023, there was approximately $47,400 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.20 years.

As of March 31, 2023, there was approximately $1,185,300 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.22 years.

Note 9 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee that was terminated in 2021 brought an age discrimination claim against the Company. While the Company disputes this claim, it believes that it is probable that a loss will be incurred for this matter and has recorded a loss contingency of $135,000 to accrued expenses as of March 31, 2023. The Company expects its insurance to cover the majority of the loss that may be incurred. There is no other material litigation against the Company at this time.

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

As of March 31, 2023, operating lease assets were approximately $406,900. The amount and the maturity of the Company’s operating lease liabilities as of March 31, 2023, are as follows:

March 31, 2023
2023 (March 31 -December 31)	$287,223
2024	159,872
2025	67,981
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	515,076
Less imputed interest	70,278
Total operating lease liabilities	$444,798
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$275,028
Non-current operating lease liabilities	169,770
Total operating lease liabilities	$444,798

For the three months ended March 31, 2023 and 2022, the total lease cost is comprised of the following amounts:

	For the Three Months Ended March 31,
	2023	2022
Operating lease expense	125,650	116,611
Short-term lease expense	—	1,950
Total lease expense	$125,650	$118,561

The following summarizes additional information related to operating leases:

March 31, 2023
Weighted-average remaining lease term (in years)	1.6
Weighted-average discount rate	20%

Major Customers

For the three months ended March 31, 2023 and 2022, there were no customers which accounted for more than 10% of product revenues. For the three months ended March 31, 2023 and 2022, a U.S. insurance payer represented 44% and 34% of product revenues, respectively.

At March 31, 2023 and December 31, 2022, one insurance company and its affiliates accounted for approximately 56% and 62% of accounts receivable, respectively.

For the three months ended March 31, 2023 and 2022, approximately 53% and 52% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans.

Supplier Finance Program Obligations

The Company has financed it's Directors and Officers Insurance policy which requires the Company to make 11 equal payments over the term of the policy. As of March 31, 2023, there are two payments of approximately $43,000 each remaining under the arrangement. No assets are pledged as security under this agreement.

Note 10 — Subsequent Events

On April 6, 2023, the JV Company paid the remaining initial license fee of approximately $1,715,000 due under the Technology License Agreement. Payment of the license fee enables the Company to begin transferring the technology to enable the manufacture and sale of the Company's products in China, Hong Kong, Macau and Taiwan. The Company will record the payment as license revenue during the three months ended June 30, 2023.

The Company evaluated subsequent events through the date the financial statements were issued, and determined that, except as disclosed herein, there have been no other subsequent events that would require recognition in the financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living (“ADLs”), in the home and community. It is custom constructed by trained personnel during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help restore function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We utilize digital advertisements on various platforms as well as television to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained Orthotics and Prosthetics ("O&P") provider will evaluate the patient for their suitability as a candidate. Initial screenings by our trained clinical staff are conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient's arm. Beginning in 2022, this is being done in some cases using a remote measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices that provide our products to their patients. The MyoPro product line has been approved by the Veterans Administration (“VA”) system for impaired veterans, and over 70 VA facilities have already ordered devices for their patients.

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

Other historical milestones include:

•
In 2012, we introduced the MyoPro. The primary business focus shifted from developing devices that were designed for rehabilitation therapy and sold to hospitals to providing an assistive device through O&P providers to patients who are otherwise impaired for use at home, work, and in the community that facilitates ADLs.
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
•
In November 2018, we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes (L8701, L8702) pursuant to our application for HCPCS codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.
•
In 2019, we transitioned our business to become a direct provider of the MyoPro to patients and bill insurance companies directly.

•
In July 2021, we became accredited as a Medicare provider.
•
In January 2022, we introduced MyoPro 2+ and began in-house fabrication of the device.

Recent Developments

China Joint Venture

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”).

Majority ownership in the JV, named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., (the "JV Company") is held by Ryzur Medical with minority ownership by Wuxi Chinaleaf Investment Management Limited Partnership, a private fund that invests in growth opportunities in new technologies. We own a minimum 19.9% stake in the JV. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV Company over five years.

The JV Company was established on August 12, 2021. On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”). Under the Agreements, we and the JV Company have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million has been paid as of March 31, 2023. The JV Company paid the remaining $1.7 million upfront license fee in April 2023. Pursuant to the Agreements, the JV Company has agreed to an escalating annual minimum purchase commitment of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

Equity Line of Credit

On August 2, 2022, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone"), establishing an equity line facility. See "Liquidity" for further discussion.

Equity Offering

In January 2023, we completed a public offering of our common stock and pre-funded warrants, whereby we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share and at $0.3249 per warrant. Each pre-funded warrant entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. Net proceeds from the transaction were approximately $5.7 million, and will be used to fund operations while we continue to work with CMS to obtain coverage and reimbursement for our products. See "Liquidity" for further discussion.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period- to-Period Change
	2023	2022	$	%
Product revenue	$3,446,708	$2,867,926	$578,782	20%
License revenue	—	1,000,000	(1,000,000)	N/M
Total revenue	3,446,708	3,867,926	(421,218)	(11)%
Cost of revenue	1,139,074	1,290,704	(151,630)	(12)%
Gross profit	$2,307,634	$2,577,222	$(269,588)	(10)%
Gross margin %	67.0%	66.6%		0.4%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the U.S, Europe and Australia, to the VA, and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue decreased by approximately $421,200, or 11%, and product revenues increased by approximately $578,800 or 20% for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in total revenue for the three months ended March 31, 2023 compared to the prior period was driven by the receipt of license revenue in the prior period, whereas no license revenue was recorded in the three months ended March 31, 2023. Higher product revenues in the three months ended March 31, 2023 were due to both a higher number of revenue units and higher average selling price.

Gross margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes inventory and warranty reserves, costs for our quality and fulfillment organizations and royalties associated with licensed technologies.

Gross margin was 67.0% for the three months ended March 31, 2023, compared to 66.6% for the three months ended March 31, 2022. The increase in gross margin was primarily by a decrease in warranty reserves as a result of an updated estimation methodology and a higher average selling price.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2023	2022	$	%
Research and development	$476,991	$659,536	$(182,545)	(28)%
Selling, general and administrative	4,501,608	4,656,417	(154,809)	(3)%
Total operating expenses	$4,978,599	$5,315,953	$(337,354)	(6)%

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

R&D expenses decreased by approximately $182,500, or 28% during the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily due to lower payroll and stock-based compensation costs.

Selling, general and administrative

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense in the period in which the measurable work is performed. We expect sales and marketing expenses to be flat or decrease slightly in 2023 as a result of a reduction in force in January 2023 and efforts to reduce advertising spending while maintaining our existing lead generating activity.

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase slightly in 2023 as a result of increased compensation expense, offset by the effect of the reduction in force in January 2023.

Selling, general and administrative expenses (“SG&A”) decreased by approximately $154,800 or 3%, during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily due to lower advertising costs.

Other (income) expense, net

The following table sets forth our other (income) expense, net for each of the periods presented:

	For the Three Months Ended March 31,		Period-to-Period Change
	2023	2022	$	%
Interest income	(86,314)	(180)	(86,134)	N/M
Other expense, net	31	128	(97)	(76)%
Loss on equity investment	17,202	—	17,202	N/M
Total other (income) expense, net	$(69,081)	$(52)	$(69,029)	N/M

Other (income) expense, net was income of approximately $69,100 for the three months ended March 31, 2023, compared to income of approximately $100 for the same period in 2022. The increase in other income was due primarily to higher interest income as a result of higher interest rates compared to the prior year period.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2023 and 2022 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense decreased in the three months ended March 31, 2023 as a result of lower taxable income compared to the same period in 2022.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for, stock-based compensation and other unusual items.

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
•
Adjusted EBITDA does not include the loss on investment in minority interest;

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
GAAP net loss	$(2,644,295)	$(2,814,934)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	(86,314)	(180)
Depreciation expense	48,632	45,630
Stock-based compensation	171,027	266,270
Loss on investment in minority interest	17,202	—
Income tax expense	42,411	76,255
Adjusted EBITDA	$(2,451,337)	$(2,426,959)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9,263,560	$5,345,967
Working capital	$8,978,101	$5,613,521

As of March 31, 2023, we had working capital of approximately $9.0 million and stockholders’ equity of approximately $9.6 million. We used approximately $1.8 million in cash for operating activities during the three months ended March 31, 2023.

We have historically funded our operations through financing activities, including raising equity and debt capital. In January 2023, we completed a public equity offering pursuant to which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. During the fourth quarter of 2022, we sold 692,914 shares of common stock under the Purchase Agreement with Keystone at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $0.4 million. Proceeds from these financing activities are helping us to sustain our operations. Considering our cash balance as of March 31, 2023, the payment of the remaining initial license fee by the JV Company in April 2023 (see Note 10 - Subsequent Events) and our cash used from operations over the last twelve months and uncertainty of reimbursement, particularly CMS for Medicare Part B beneficiaries, management believes there is substantial doubt regarding our ability to continue as a going concern.

Our operating plans are primarily focused on growing our revenues and limiting operating expenses through focusing our clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. We believe the growth in our patient pipeline during 2022 provides us an opportunity to achieve increased revenue in 2023 compared to 2022. We intend to stop activities directed at increasing the number of payers that will reimburse for our products until CMS either begins to reimburse for the MyoPro or states its intention to do so. As a result, we have undertaken cost reduction activities, including the reduction of approximately 12% of our workforce in January 2023. This and other cost reduction efforts are expected to reduce our operating expenses by approximately $2.0 million in 2023. With respect to CMS, we met with the medical directors of the DME MAC's in April 2023 to discuss coverage and reimbursement, including initial claims submitted for Medicare Part B beneficiaries beginning in March 2023. Review of the claims by the DME MAC's is currently in progress.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. We believe that we have access to capital resources through potential public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. As part of our equity offering in January 2023, we agreed to not sell any shares of our common stock to Keystone under the Purchase Agreement or under our ATM Facility for a period of one year from the closing of the offering. We have remaining capacity under our Purchase Agreement with Keystone of approximately 1.0 million shares and approximately $0.3 million under our ATM facility. However, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. Further, the amount of stock that we may sell to Keystone under the Purchase Agreement is limited to a total of 1,349,334 shares of common stock, pursuant to an exchange cap imposed by the rules of the NYSE American, unless we obtain approval from our stockholders to lift such cap. As of March 31, 2023, 1,008,458 million shares remain available under the exchange cap.

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

Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,816,690)	$(2,322,600)
Net cash used in investing activities	(45,085)	(248,879)
Net cash provided by financing activities	5,772,057	—
Effect of foreign change rate changes on cash	7,311	(10,392)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,917,593	$(2,581,871)

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2023 was primarily used to fund a net loss of approximately $2.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.4 million and by approximately $0.3 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset by an increase in inventory.

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

Investing Activities. During the three months ended March 31, 2023, our cash used in investing activities was primarily related to purchases of equipment. During the three months ended March 31, 2022, our cash used in investing activities was for our investment in the JV Company and the purchases of equipment.

Financing Activities. There was $5.8 million in cash generated from financing activities during the three months ended March 31, 2023. This was due entirely to the net proceeds from our public equity offering in January 2023.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include deferred tax valuation allowances, valuation of stock-based compensation, warranty obligations and reserves for slow-moving inventory.

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues. For the three months ended March 31, 2023, approximately 53% of our product revenues were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro, or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a single insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 44% of total revenues during the three months ended March 31, 2023. With a small number of exceptions, appeals filed with the payer requesting payment have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

Sales of our device depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business – Government Regulation – Health Insurance Reimbursement.” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Third-party payers are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, slightly more than 30 units have been self-paid or funded by non-profit foundations since inception. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. Starting in 2023, we no longer pursue sales to patients whose insurance payers have not previously reimbursed for the MyoPro. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies. See section title “Business – Government Regulation – Health Insurance Reimbursement.” in our 2022 Annual Report.

In connection with Medicare reimbursement, the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019. CMS placed the MyoPro device in a DME rental benefit category instead of lump sum, which is standard practice for other custom-fabricated orthotics and prosthetics. We submitted an appeal to change our benefit category to an orthotic, or brace, which was presented at a public meeting in June 2022. In September 2022, CMS announced that it elected not to make a determination on our application at this time. In January 2023, CMS provided notice that it intends to publish a proposed rule covering the scope of the Medicare Part B benefit for leg, arm, back and neck braces as well as newer technology devices. In April 2023, we met with the medical directors of the DME MAC's to discuss reimbursement for the MyoPro. We cannot give any assurance that CMS will change our benefit category determination, that the DME MAC’s will cover the device on a case by case basis, or at all, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products.

While we announced that we became accredited as a Medicare provider in July 2021, enabling us to bill Medicare directly when we deliver our MyoPro powered orthosis to patients in 39 states and the District of Columbia, since we continue to await a decision by CMS on our benefit category change request, coverage policy and allowable fee for the MyoPro, we are currently not serving Medicare Part B patients, though we o started submitting claims on behalf of Medicare Part B beneficiaries in March 2023. There is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines, or agree to change our benefit category. There is no guarantee that we will receive those terms in a timely manner or at all. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

We also rely on a limited number of suppliers for components used by the MyoPro and do not maintain any long-term supply agreement with respect to components. If we fail to obtain sufficient quantities of components in a timely manner, our reputation may be harmed and our business could suffer.

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

Risks Related to Limited Operating History and Capital Requirements

We have a history of operating losses and our financial statements for the period ended March 31, 2023 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the three months ended March 31, 2023, we incurred a net loss of $2.6 million. For the year ended December 31, 2022, we incurred a net loss of $10.7 million. At March 31, 2023, we had an accumulated deficit of approximately $91.4 million. We expect to continue to incur operating and net losses for the foreseeable future, though we have implemented measures to reduce our operating expenses through eliminating costs associated with activities to broaden the number of payers reimbursing for MyoPro. However, there can be no assurance that our cost reduction measures will be effective in reducing our operating expenses, or that these measures would not adversely affect our revenue-generating activities.

Our cash and cash equivalents at March 31, 2023 was approximately $9.3 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In addition, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Keystone Capital Partners ("Keystone") on August 2, 2022 to establish an equity line facility permitting the sale of up to $5.0 million of shares of common stock, subject to an exchange cap that limits the number of shares that we may sell to 1,349,334, unless stockholder approval were obtained to remove such cap. We also have an at-the-market facility with Alliance Global Partners (the “ATM Facility”), that permits us to sell up to $0.3 million of shares of common stock from time to time. Because the shares of common stock to be sold under the Purchase Agreement and the ATM Facility are registered under our registration statement on Form S-3, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our January 2023 financing not to sell shares under our Purchase Agreement and ATM Facility for a period of one year.

We believe that there is substantial doubt that our cash and cash equivalents at March 31, 2023, together with the license payment made by the JV Company in April 2023 will be sufficient to fund our operations for the twelve months from the date of this report. Disclosure of this substantial doubt about our ability to continue operations in the future as a going concern, is disclosed in the notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2023. Because our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through March 31, 2023, we have delivered more than 2,000 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,700 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash and cash equivalents at March 31, 2023 was approximately $9.3 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In addition, we entered into a Purchase Agreement with Keystone to establish an equity line facility permitting the sale of up to $5.0 million of shares of common stock, subject to an exchange cap that limits the number of shares that we may sell to 1,349,334, unless stockholder approval were obtained to remove such cap. We also have an ATM Facility, that permits us to sell up to $0.3 million of shares of common stock from time to time. Because the shares of common stock to be sold under the Purchase Agreement and the ATM Facility are registered under our registration statement on Form S-3, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our January 2023 financing not to sell shares under our ATM Facility for a period of one year. However, there can be no assurance that we will be able to sell any or all of the shares under the Purchase Agreement or the ATM Facility, or raise significant amounts of capital even if we do. If we cannot use these facilities to raise sufficient capital to operate our business, we may be required to utilize more costly and time-consuming means of accessing the capital markets.

Our condensed consolidated financial statements for the three months ended March 31, 2023 contain disclosures regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations. Based on our historical cash burn, we do not anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations for the next twelve months from the date of this report. We may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Rising inflation may materially impact our financial operations or results of operations.

Inflation has and is expected to remain elevated for the near future. Inflationary factors, such as increases in the cost of our raw materials, manufacturing, interest rates and overhead costs may adversely affect our operating results. The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor internally or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

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

As a result of COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. For example, because we provide a custom-fabricated device to each patient, the in-person contact required as part of the fabrication and delivery process has been impacted and likely will continue to be impacted if COVID-19-related public health restrictions on travel and personal interaction are broadly reinstated. Similarly, the impairment in the ability for patient consultation and fittings has caused us to delay and re-prioritize in our launch of MyoPal, our product for pediatric patients. While we continued in-person interactions with, and deliveries to, patients during the first quarter of 2023, incidences of the virus and its variants remain prevalent in the United States and the world. The spread of the current variants has resulted in more incidences of infection involving employees of the Company and its vendors and subcontractors as compared to earlier in the pandemic, which has impacted the Company in terms of lost productivity and temporary reductions in capacity. While current variants do not appear to be as virulent as previous variants, it is possible that future variants will be more transmissible and virulent. As a result, public health restrictions may be reinstated in various areas in the future. While insurance reimbursement practices of government and third-party payers were largely unaffected by the pandemic, we can provide no assurance that will continue in the future. While we currently believe we have sufficient inventory in our supply chain and currently expect to have sufficient fabrication capacity available to manufacture and deliver devices to patients, there can be no assurance that we will be able to continue to do so. If we, or any third parties in our supply chain for materials which are used in the manufacture of our products are adversely impacted by infections or restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. Further, these core activities may be significantly limited or curtailed, possibly for an extended period of time.

In response to COVID-19, we have implemented a hybrid policy of work in our facilities and from home, with many of our employees continuing their work outside of our offices. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators and manufacturing sites.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a JV with Ryzur Medical, to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we received a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. The JV Company paid the remaining $1.7 million of the upfront license fee in April 2023. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Moreover, there are significant costs and risks inherent in selling our products in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed. For example, in January 2021, we announced that we had entered into a joint venture with Ryzur Medical to manufacture and sell the products containing the Company’s technology in China, Hong Kong, Taiwan and Macau. In connection with this joint venture, we may encounter challenges in working with our joint venture partners, including with respect to compliance with local laws and domestic laws related to foreign operations.

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

Risks Related to Government Regulation

Risks Related to Healthcare Industry

We are subject to extensive governmental regulations relating to the design, development, manufacturing, labeling and marketing, delivery and billing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

Our products are regulated as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See “Business — Government Regulation” in our 2022 Annual Report.

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

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g. healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section entitled “Business – Government Regulation – Healthcare Privacy Laws and Regulations.” in our 2022 Annual Report.

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

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. See section titled “Business – Government Regulations – Current and Future Legislation.” in our 2022 Annual Report.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the fiscal year ended December 31, 2022 and for the three months ended March 31, 2023, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the MIT License. MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed. Specifically, if we were to lose access to these licenses, we may be unable to manufacture the MyoPro or develop new products until we obtained access to a comparable technology.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in January 2023, we issued 6,830,926 pre-funded warrants in conjunction with our follow-on equity offering. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of March 31, 2023, we had 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share, and 28,327 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $41.41 per share. In addition, we have 681.884 restricted stock units outstanding.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to March 31, 2023, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.37 to a split adjusted high of $695.88 per share. During the period from April 1, 2023 to the date of the filing of this report, our stock price has ranged from $0.49 to $0.79.

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

None.

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

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on January 13, 2023)

10.1

Form of Securities Purchase Agreement by and between Myomo, Inc. and the investors identified on the signatures thereto dated January 11, 2023 (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on January 13, 2023)

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

101 104

The following materials from the Company’s Quarterly Report Form 10-Q for the three months ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

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

Date May 10, 2023

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)