Form 10-Q
period 2023-06-30
MYOMO, INC.
filed 2023-08-09
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

At August 2, 2023, the registrant has 21,100,568 shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•
We have a history of operating losses and our financial statements for the period ended June 30, 2023 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.
•
If the Center for Medicare and Medicaid Services ("CMS") does not allow coverage for the MyoPro, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which could have an adverse effect on our business.
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

Although the forward-looking statements in this Quarterly Report on Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to re-issue this Quarterly Report on Form 10-Q, or otherwise make public statements updating our forward-looking statements.

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,006,283	$5,345,967
Short-term investments	2,950,268	-
Accounts receivable, net	1,641,803	1,896,163
Inventories, net	1,337,353	1,399,865
Prepaid expenses and other current assets	694,641	573,462
Total Current Assets	12,630,348	9,215,457
Operating lease assets with right of use, net	299,118	508,743
Equipment, net	153,719	194,283
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	102,773	132,489
Other assets	111,034	111,034
Total Assets	$13,296,992	$10,162,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	3,977,460	3,086,932
Current operating lease liability	181,783	353,701
Income taxes payable	177,187	140,650
Deferred revenue	747	20,653
Total Current Liabilities	4,337,177	3,601,936
Non-current operating lease liability	139,657	200,207
Deferred revenue, net of current portion	126	498
Total Liabilities	4,476,960	3,802,641
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 21,092,029 and 7,750,635 shares issued as of June 30, 2023 and December 31, 2022, respectively; and 21,092,002 and 7,750,608 shares outstanding at June 30, 2023 and December 31, 2022, respectively	2,110	775
Additional paid-in capital	101,226,783	95,105,071
Accumulated other comprehensive income	39,292	43,227
Accumulated deficit	(92,441,689)	(88,783,244)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	8,820,032	6,359,365
Total Liabilities and Stockholders’ Equity	$13,296,992	$10,162,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Product revenue	$4,243,624	$3,677,575	$7,690,332	$6,545,501
License revenue	1,714,920	—	1,714,920	1,000,000
	5,958,544	3,677,575	9,405,252	7,545,501

Cost of revenue	1,677,488	1,276,444	2,816,594	2,567,149
Gross profit	4,281,056	2,401,131	6,588,658	4,978,352
Operating expenses:
Research and development	564,235	632,872	1,041,225	1,292,408
Selling, general and administrative	4,819,827	4,664,088	9,321,435	9,320,505
	5,384,062	5,296,960	10,362,660	10,612,913

Loss from operations	(1,103,006)	(2,895,829)	(3,774,002)	(5,634,561)

Other (income) expense, net
Interest income	(103,439)	(13,845)	(189,753)	(14,026)
Other (income) expense, net	5,631	165	5,631	293
Loss on equity investment	12,514	33,208	29,716	33,208
	(85,294)	19,528	(154,406)	19,475
Loss before income taxes	(1,017,712)	(2,915,357)	(3,619,596)	(5,654,036)
Income tax expense (benefit)	(3,562)	(6,435)	38,849	69,820
Net loss	$(1,014,150)	$(2,908,922)	$(3,658,445)	$(5,723,856)

Weighted average number of common shares outstanding:
Basic and diluted	27,992,928	6,923,799	26,000,216	6,904,966
Net loss per share attributable to common stockholders
Basic and diluted	$(0.04)	$(0.42)	$(0.14)	$(0.83)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,014,150)	$(2,908,922)	$(3,658,445)	$(5,723,856)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(71,357)	41,583	(5,569)	50,828
Unrealized gain on short-term investments	1,634	—	1,634	—
Other comprehensive (loss) income	(69,723)	41,583	(3,935)	50,828
Comprehensive loss	$(1,083,873)	$(2,867,339)	$(3,662,380)	$(5,673,028)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Six Months Ended June 30, 2023 and 2022
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, January 1, 2023	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365
Common stock issued upon vesting of restricted stock units	2,821	—	—	—	—	—	—	—
Proceeds from sale of common stock in public offering, net of offering costs of $663,856	13,169,074	1,317	3,614,777	—	—	—	—	3,616,094
Proceeds from sale of 6,830,926 pre-funded warrants, net of offering costs of $155,356	—	—	2,064,012	—	—	—	—	2,064,012
Stock-based compensation	—	—	171,027	—	—	—	—	171,027
Unrealized gain on foreign currency	—	—	—	65,788	—	—	—	65,788
Net loss	—	—	—	—	(2,644,295)	—	—	(2,644,295)
Balance, March 31, 2023	20,922,530	$2,092	$100,954,887	$109,015	$(91,427,539)	27	$(6,464)	$9,631,991
Common stock issued upon vesting of restricted stock units, net of 16,744 shares withheld for employee taxes	169,499	18	$(8,165)					(8,147)
Stock-based compensation			280,061					280,061
Unrealized loss on foreign currency				(71,357)				(71,357)
Unrealized gain on short-term investments				1,634				1,634
Net loss					(1,014,150)			(1,014,150)
Balance, June 30, 2023	21,092,029	$2,110	$101,226,783	$39,292	$(92,441,689)	27	$(6,464)	$8,820,032

Balance, January 1, 2022	6,869,753	$687	$93,537,807	$(60,677)	$(78,062,222)	27	$(6,464)	$15,409,131
Common stock issued upon vesting of restricted stock units	10,151	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	266,270	—	—	—	—	266,270
Unrealized gain on foreign currency	—	—	—	9,245	—	—	—	9,245
Net loss	—	—	—	—	(2,814,934)	—	—	(2,814,934)
Balance, March 31, 2022	6,879,904	$688	$93,804,076	$(51,432)	$(80,877,156)	27	$(6,464)	$12,869,712
Common stock issued upon vesting of restricted stock units	97,158	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	345,223	—	—	—	—	345,223
Unrealized gain on foreign currency	—	—	—	41,583	—	—	—	41,583
Net loss	—	—	—	—	(2,908,922)	—	—	(2,908,922)
Balance, June 30, 2022	6,977,062	$698	$94,149,289	$(9,849)	$(83,786,078)	27	$(6,464)	$10,347,596

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,658,445)	$(5,723,856)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	100,622	94,645
Stock-based compensation	451,088	611,493
Bad debt expense	13,000	26,075
Loss on equity investment	29,716	33,208
Amortization of right-of-use assets	209,625	162,638
Other non-cash charges	(10,786)	69,521
Changes in operating assets and liabilities:
Accounts receivable	235,877	602,033
Inventories	68,907	(496,529)
Prepaid expenses and other current assets	(212,438)	345,470
Other assets	—	(15,704)
Accounts payable and accrued expenses	888,594	(542,597)
Income taxes payable	34,774	56,600
Operating lease liabilities	(232,467)	(195,244)
Deferred revenue	(20,280)	1,650
Net cash used in operating activities	(2,102,213)	(4,970,597)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	—	(199,000)
Purchases of short-term investments	(3,198,634)	—
Maturities of short-term investments	250,000	—
Purchases of equipment	(60,058)	(102,672)
Net cash used in investing activities	(3,008,692)	(301,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	3,708,045	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(8,147)	—
Proceeds from sale of pre-funded warrants, net of offering costs	2,064,012	—
Net cash provided by financing activities	5,763,910	—

Effect of foreign exchange rate changes on cash	7,311	(16,195)

Net increase (decrease) in cash and cash equivalents	660,316	(5,288,464)

Cash and cash equivalents, beginning of period	5,345,967	15,524,378

Cash and cash equivalents, end of period	$6,006,283	$10,235,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$—	$225,665
Deferred offering costs incurred in a prior period to additional paid-in capital	$(91,952)	$—
Unrealized gain from mark to market on short-term investments	$1,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo, Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products directly to patients, to orthotics and prosthetics (O&P) providers around the world, the Veterans Health Administration, and distributors in Europe and Australia. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company had cash, cash equivalents and short-term investments of $8,956,600 as of June 30, 2023. The Company incurred a net loss of approximately $3,658,400 and $5,723,900 during the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of approximately $92.4 million at June 30, 2023. Cash used in operating activities was approximately $2,102,200 and $4,970,600 for the six months ended June 30, 2023 and 2022, respectively.

The Company has historically funded its operations through financing activities, including raising equity and debt. On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. See Note 7 - Common Stock and Warrants for further discussion. Financing activities, such as the recent public equity offering, are enabling the Company to sustain its operations. Considering the Company's cash balance as of June 30, 2023, cash used from operations over the last twelve months and expected cash requirements over the next twelve months and uncertainty of reimbursement, particularly from the Centers for Medicare and Medicaid Services ("CMS") for Medicare Part B beneficiaries, management believes there is substantial doubt regarding its ability to continue as a going concern.

Management's operating plans are primarily focused on growing its revenues and limiting operating expenses through focusing its clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. The Company believes the growth in its patient pipeline during 2022 is helping to accelerate its revenue growth in 2023. The Company has stopped activities geared toward increasing the number of payers that will reimburse for its products until the Company receives reimbursement for its products provided to Medicare Part B beneficiaries from CMS, or CMS states its intention to reimburse for its products. As a result, the Company has undertaken cost reduction activities, including the reduction of approximately 12% of its workforce in January 2023. This reduction primarily impacted our employees in our customer service, clinical and reimbursement functions. This and other cost reduction efforts are expected to reduce its operating expense run-rate by approximately $2.0 million in 2023. With respect to CMS, the Company has filed claims with CMS' regional billing contractors referred to as the DME MAC's and they are currently under review as part of the process of individual consideration. In addition, in June 2023, CMS published a proposed rule that, if finalized and adopted as proposed, would reclassify the MyoPro as a brace and make it eligible to be reimbursed on a lump sum, rather than a rental basis. Management believes that reimbursement of MyoPro on a lump sum basis, if continued by third party payors and adopted by CMS, may result in faster recognition of upfront revenue upon the initial sale of a MyoPro to a patient rather than recognizing revenue over a longer rental period, as well as an expected lower working capital requirement to grow the business to the point of achieving cash flow breakeven. The Company's success is dependent upon reimbursement of its products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and Statutory Health Insurance plans in Germany. Difficulties in obtaining reimbursement from these payers could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2023, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2022 and 2021 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains or losses on short-term investments. There were no reclassifications out of accumulated other comprehensive loss in the three and six months ended June 30, 2023, and 2022, respectively.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s short-term investments are classified and accounted for as available-for-sale. Cash equivalents are recorded at cost plus accrued interest, which is considered adjusted cost, and approximates fair value. Marketable debt securities are included in cash equivalents and short-term investments based on the maturity date of the security.

The Company considers investments with maturities greater than three months, but less than one year, to be short-term investments. Investments are reported at fair value with realized gains or losses reported in other income (expense), net and unrealized gains and losses reported as other comprehensive (loss) income until realized, at which time they are reclassified to other income (expense).

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Expected credit losses are declines in fair value that are not expected to recover and are charged to other income (expense), net.

Cash, cash equivalents, and short-term investments measured on a fair value basis consist of the following:

	June 30, 2023	December 31, 2022
Cash and cash equivalents
Cash	2,053,076	995,310
Money market funds	2,211,501	4,350,657
US government agency debt securities	248,250	—
Commercial paper	1,244,818	—
Corporate debt securities	248,638	—
	$6,006,283	$5,345,967
Short-term investments
US government agency debt securities	$1,478,160	$—
Commercial paper	1,472,108	—
	$2,950,268	$—

As of June 30, 2023, unrealized gain on short-term investments was approximately $1,600.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At June 30, 2023, and December 31, 2022, the Company recorded an allowance for doubtful accounts which was immaterial to the condensed consolidated financial statements.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the condensed consolidated balance sheet. There was no impairment charge for the three and six months ended June 30, 2023, associated with this equity investment. The Company records its share of the JV Company’s earnings in its condensed consolidated statement of operations in other expense (income). The Company recorded a loss on equity investment of approximately $12,500 and $29,700 for the three and six months ended June 30, 2023, respectively. The Company recorded a loss on equity investment of approximately $33,200 for both the three and six months ended June 30, 2022, respectively.

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. These insurers represented 53% and 34% of direct billing channel revenue during the three months ended June 30, 2023 and June 30, 2022, respectively. These insurers represented 57% and 41% of direct billing channel revenue during six months ended June 30, 2023 and June 30, 2022, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $403,900 and $1,651,900, respectively, and during the six months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $1,898,200 and $1,284,200, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

On January 21, 2021, we entered into definitive agreements with Ryzur Medical to form a joint venture to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreements”). Under the JV Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which $1.0 million was paid and recognized during the six months ended June 30, 2022. The Company received and recognized the remaining $1.7 million license fee during the three and six months ended June 30, 2023.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $900 and $21,200 of deferred revenue as of June 30, 2023 and December 31, 2022, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Direct to patient	$3,304,113	$3,056,588	$5,718,727	$4,908,732
Clinical/Medical providers	939,511	620,987	$1,971,605	$1,636,769
License revenue	1,714,920	—	1,714,920	1,000,000
Total revenue from contracts with customers	$5,958,544	$3,677,575	$9,405,252	$7,545,501

Geographic Data

The Company generated 63% of its total revenue from the United States, 29% from China, 8% from Germany and an immaterial amount from other international locations for the three months ended June 30, 2023. Excluding license revenue during the three months ended June 30, 2023, the Company generated 88% of its product revenue from the United States, 12% from Germany and an immaterial amount from other international locations. The Company generated 91% of its total and product revenue from the United States, 9% from Germany, and immaterial amounts from other international locations for the three months ended June 30, 2022.

During the six months ended June 30, 2023, the Company generated 70% of its total revenues from the United States, 18% from China 11% from Germany and 1% from other international locations. Excluding license revenue during the six months ended June 30, 2023, the Company generated 85% of its product revenues from the United States, 14% from Germany and 1% from other international locations. During the six months ended June 30, 2022, the Company generated 74% of its total revenues from the United States, 12% from Germany, 13% from China and 1% from other international locations. Excluding license revenue during the six months ended June 30, 2022, the Company generated 85% of its product revenues from the United States, 14% from Germany and 1% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and six months ended June 30, 2023, the Company recorded cost of goods sold of approximately $265,600 and $366,800, respectively, without corresponding revenue, respectively. For the three and six months ended June 30, 2022, the Company recorded cost of goods sold of $254,900 and $395,400 without corresponding revenue, respectively. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $846,400 and $1,036,200 for the three months ended June 30, 2023 and 2022, respectively, and approximately $1,537,900 and $1,989,600 during the six months ended June 30, 2023 and 2022, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Net foreign currency losses during the three and six months ended June 30, 2023 were approximately $71,400 and $5,600, respectively, and included in accumulated other comprehensive income in the condensed consolidated balance sheet. Net foreign currency gains during the three and six months ended June 30, 2022 were approximately $41,600 and $50,800, respectively, and included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction foreign exchange gains and losses are included in net loss. Foreign exchange translation gains and losses from the functional currency of Myomo Europe GmbH, which is the Euro, to U.S. dollars are captured in other comprehensive loss. The balance sheet is translated using the spot rate on the day of reporting and the condensed consolidated statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2023 and 2022, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	June 30,
	2023	2022
Stock options	26,138	31,390
Restricted stock units	1,608,615	513,631
Other warrants	668,250	691,554
Total	2,303,003	1,236,575

Due to their nominal exercise price of $0.0001 per share, 6,830,926 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing date of the Company's public equity offering in January 2023.

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has adopted this new standard, which did not have a material impact on its financial position and results of operations.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at:

	June 30, 2023	December 31, 2022
Finished goods	$295,869	$512,028
Work in process	17,684	18,971
Rental units	-	51,694
Parts and subassemblies	1,228,197	903,581
	1,541,750	1,486,274
Less: reserves for parts, subassemblies and trial units	(204,397)	(86,409)
Inventories, net	$1,337,353	$1,399,865

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

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents are money market funds and other short-term, highly liquid investments with maturities less than three months.

Cash equivalents and short-term investments measured at fair value on a recurring basis at June 30, 2023 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$2,211,501	$—	$—	$2,211,501
US government agency debt securities	—	248,250	—	248,250
Commercial paper	—	1,244,818	—	1,244,818
Corporate debt securities	—	248,638	—	248,638
	$2,211,501	$1,741,706	$—	$3,953,207
Short-term investments
US government agency debt securities	—	1,478,160	—	1,478,160
Commercial paper	—	1,472,108	—	1,472,108
	$—	$2,950,268	$—	$2,950,268

Cash equivalents measured at fair value on a recurring basis at December 31, 2022 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$4,350,657	$—	$—	$4,350,657

Note 6 - Accounts payable and accrued expenses:

Accounts Payable and Other Accrued Expenses consists of the following at:

	June 30, 2023	December 31, 2022
Trade payables	$766,583	$569,681
Accrued compensation and benefits	1,565,580	1,059,228
Accrued professional services	30,437	124,548
Warranty reserve	181,012	234,647
Customer deposits	843,772	753,232
Other	590,076	345,596
	$3,977,460	$3,086,932

Note 7 — Common Stock and Warrants

On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. Each pre-funded warrant is exercisable for one share of the Company's common stock at a nominal exercise price of $0.0001 per share. No pre-funded warrants have been exercised as of June 30, 2023.

On August 2, 2022, (the "Agreement Date") the Company entered into a Purchase Agreement with Keystone, establishing an equity line facility under which the Company, at its sole discretion, can direct Keystone to purchase up to $5.0 million of the Company's common stock (the "Maximum Amount") from time to time through delivery of a purchase notice ("Notice"). The purchase price is at the lesser of prevailing market prices of the Company’s common stock as defined in the Purchase Agreement, at a 10% discount. The Company can sell shares of common stock to Keystone up to the Maximum Amount, provided that the Company has agreed to issue no more than 1,399,334 shares of common stock (the "Minimum Shares"), representing 19.99% of the Company's outstanding shares on the Agreement Date (the "Exchange Cap"), of which 50,000 shares were issued to Keystone as a commitment fee after closing of the transaction. As of June 30, 2023, 1,008,458 remained to be sold under the Exchange Cap. During the twenty-four (24) month term of the Purchase Agreement, Keystone can purchase in excess of the Minimum Shares up to the Maximum Amount so long as (i) the price per share paid by Keystone for an applicable purchase is in excess of the greater of the closing price of the Company's common stock or book value per share on the trading day immediately prior to the date of the purchase notice, or (ii) the Company's shareholders vote in favor of permitting the Company to sell shares in excess of the Exchange Cap. Keystone's obligation to purchase shares of the Company's common stock is subject to the Company's ability to maintain an effective registration statement, continued listing on the NYSE American or other trading market and a minimum price per share of $0.50, among other conditions. Keystone's beneficial ownership of the common stock is limited to 4.99% of the Company's outstanding common stock during the Term. There were no sales under the Purchase Agreement during the three and six months ended June 30, 2023.

In June 2021, the Company entered into an ATM Facility with Alliance Global Partners ("AGP"). Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the three and six months ended June 30, 2023. In conjunction with entering into the Purchase Agreement with Keystone, the Company reduced the amount available to sell under the ATM Facility to $0.3 million. This amount remains available for sale at June 30, 2023.

The Company issued warrants to investors as part of its public equity offering in February 2020. The warrants are being accounted for as equity. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share. 688,250 warrants remain outstanding as of June 30, 2023. There were no exercises of these warrants during the three and six months ended June 30, 2023. The warrants expire on February 13, 2025.

In conjunction with the Company's public equity offering in January 2023, the Company agreed to not sell any shares of its common stock under the Purchase Agreement or its ATM Facility for a period of one year from the closing date.

During the three and six months ended June 30, 2023, 169,499 and 172,320 restricted stock units vested, respectively. During the three and six months ended June 30, 2022, 97,158 and 107,309 restricted stock units vested, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and six months ended June 30, 2023 and 2021.

There were no stock options granted during the three and six months ended June 30, 2023. 1,700 stock options were granted during the six months ended June 30, 2022.

As of June 30, 2023, there were 169,321 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1, 2023, the number of shares reserved and available for issuance under the 2018 Plan increased by 310,024 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

On June 9, 2023, the Company's stockholders approved an increase of 1,100,000 shares of common stock reserved and available to grant under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were 16,744 restricted stock units that were withheld as part of net share settlement transactions during the three and six months ended June 30, 2023. No stock awards were net share settled during the three and six months ended June 30, 2022, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of goods sold	$22,114	$23,184	$42,593	$24,354
Research and development	34,308	29,573	(35,419)	76,107
Selling, general and administrative	223,639	292,466	443,914	511,032
Total	$280,061	$345,223	$451,088	$611,493

As of June 30, 2023, there was approximately $41,300 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.99 years.

As of June 30, 2023, there was approximately $1,451,600 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.55 years.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee who was terminated in 2021 brought an age discrimination claim against the Company. While the Company disputes this claim, it believes that it is probable that a loss will be incurred for this matter and has recorded a loss contingency of $135,000 to accrued expenses as of June 30, 2023. The Company expects its insurance to cover the majority of the loss that may be incurred. There is no other material litigation against the Company at this time.

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, MA expiring in 2023. In conjunction with entering into a non-cancelable lease agreement for its manufacturing space in Boston, the Company agreed to enter into a lease for its corporate headquarters, which together with its leased office space in Fort Worth, TX, both expire in 2025. The Fort Worth, TX lease has the option to terminate early, which is available at the company’s discretion in 2023. Termination options were not included in the lease term for the Company’s existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of June 30, 2023, operating lease assets were $299,118. The amount and the maturity of the Company’s operating lease liabilities as of June 30, 2023, are as follows:

June 30, 2023
2023 (June 30 -December 31)	$146,012
2024	159,872
2025	67,981
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	373,865
Less imputed interest	52,425
Total operating lease liabilities	$321,440
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$181,783
Non-current operating lease liabilities	139,657
Total operating lease liabilities	$321,440

For the three and six months ended June 30, 2023 and 2022, the total lease cost is comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	125,650	125,293	251,299	241,904
Short-term lease expense	—	1,300	—	3,250
Total lease expense	$125,650	$126,593	$251,299	$245,154

The following summarizes additional information related to operating leases:

June 30, 2023
Weighted-average remaining lease term (in years)	0.66
Weighted-average discount rate	20%

Major Customers

For the three and six months ended June 30, 2023 and 2022, there were no customers which accounted for more than 10% of product revenues. For the three and six months ended June 30, 2023 a U.S. insurance payer represented 41% and 42% of product revenues, respectively. For the three and six months ended June 30, 2022 a U.S. insurance payer represented 28% and 31% of product revenues, respectively.

At June 30, 2023 and December 31, 2022, one insurance company and its affiliates accounted for approximately 63% and 62% of accounts receivable, respectively.

For the three and six months ended June 30, 2023, approximately 63% and 59% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and six months ended June 30, 2022, approximately 71% and 63% of the Company’s product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Supplier Finance Program Obligations

The Company finances its Directors and Officers Insurance policy which requires the Company to make a down payment, followed by equal payments over a defined term. During the three months ended June 30, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this new financing arrangement, the Company made a down payment during the three months ended June 30, 2023 and will make nine equal payments of approximately $29,000 beginning in July 2023. No assets are pledged as security under this agreement.

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
•
In November 2018, we announced that the Centers for Medicare and Medicaid Services, or CMS, had published two new codes (L8701, L8702) pursuant to our application for Healthcare Common Procedure Coding System, or HCPCS codes, which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), would offer greater access to the MyoPro for Medicare beneficiaries.
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

The JV Company was established on August 12, 2021. On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”). Under the Agreements, we and the JV have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which the final $1.7 million was paid during the three months ended June 30, 2023. Pursuant to the Agreements, the JV has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

Equity Line of Credit

On August 2, 2022, we entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone"), establishing an equity line facility. See the section titled "Liquidity and Capital Resources" for further discussion.

CMS Status

On June 29, 2023, CMS issued a proposed rule that results in a change in the benefit category associated with our HCPCS codes from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The proposed rule must go through a public comment period before it is finalized. In addition, CMS stated in the proposed rule its intention to publish a fee for our HCPCS codes at an upcoming public meeting. If the proposed rule is finalized and lump-sum reimbursement becomes available for MyoPro, we believe this change in reimbursement approach may result in faster recognition of upfront revenue upon the initial sale of a MyoPro to a patient rather than recognizing revenue over a longer rental period. In addition, we expect that the working capital requirement to achieve cash flow breakeven will be lower if we are reimbursed on a lump sum basis. We cannot provide any assurance that the proposed rule will be finalized and adopted as proposed, or whether CMS will ultimately publish a fee for our HCPCS codes. In addition, there can be no assurance that fees for MyoPro to be reimbursed on a lump-sum basis, if published, will be sufficient to allow us to achieve cash flow breakeven.

Beginning March 2023, we started submitting claims to CMS' billing contractors, referred to as the DME MAC's. As of the filing date, a total of six claims have been submitted. Each of the submitted claims is currently under review as part of the process of individual consideration. We cannot provide any assurance as to when or if the submitted claims will be paid.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period- to-Period Change		For the Six Months Ended June 30,		Period- to-Period Change
	2023	2022	$	%	2023	2022	$	%
Product revenue	$4,243,624	$3,677,575	$566,049	15%	$7,690,332	$6,545,501	$1,144,831	17%
License revenue	1,714,920	-	1,714,920	N/M	1,714,920	1,000,000	714,920	71%
Total revenue	5,958,544	3,677,575	2,280,969	62%	9,405,252	7,545,501	1,859,751	25%
Cost of revenue	1,677,488	1,276,444	401,044	31%	2,816,594	2,567,149	249,445	10%
Gross profit	$4,281,056	$2,401,131	$1,879,925	78%	$6,588,658	$4,978,352	$1,610,306	32%
Gross margin %	71.8%	65.3%		6.6%	70.1%	66.0%		4.1%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue increased by approximately $2,281,000 and $1,860,000 or 62% and 25% for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The revenue increase for the three and six months ended June 30, 2023 was driven by receipt of the final license payment from our joint venture partner in China. Excluding license fees, product revenues increased 15% and 17% during the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022. The increase during the three and six months ended June 30, 2023 was due to a higher number of revenue units partially offset by a lower average selling price, or ASP.

Gross margin

Cost of revenue consists of costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 71.8% and 70.1% for the three and six months ended June 30, 2023, respectively, compared to 65.3% and 66.0% for the three and six months ended June 30, 2022, respectively. The increases in gross margin for the three and six months ended June 30, 2023 were due the receipt of the final license payment from our joint venture partner in China, which was recorded at 100% margin, partially offset by a lower ASP for our product sales, an inventory writedown and a higher warranty reserve requirement.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2023	2022	$	%	2023	2022	$	%
Research and development	$564,235	$632,872	$(68,637)	(11)%	$1,041,225	$1,292,408	$(251,183)	(19)%
Selling, general and administrative	4,819,827	4,664,088	155,739	3%	9,321,435	9,320,505	930	-%
Total operating expenses	$5,384,062	$5,296,960	$87,102	2%	$10,362,660	$10,612,913	$(250,253)	(2)%

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

R&D expenses decreased by approximately $69,000 and $251,000, or 11% and 19% during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The decreases were driven primarily by lower product development spending during the three months ended June 30, 2023 and by lower payroll, stock-based compensation and product development costs, offset by higher consultant spending during the six months ended June 30, 2023.

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

Selling, general and administrative expenses (“SG&A”) increased by approximately $156,000, or 3%, during the three months ended June 30, 2023, and were flat during the six months ended June 30, 2023, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was driven by a higher incentive compensation accrual and higher consultant spending, partially offset by lower advertising and travel expenses.

Other (income) expense, net

The following table sets forth our other (income) expense, net for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2023	2022	$	%	2023	2022	$	%
Interest income	(103,439)	(13,845)	(89,594)	N/M	(189,753)	(14,026)	(175,727)	N/M
Other expense, net	5,631	165	5,466	N/M	5,631	293	5,338	N/M
Loss on equity investment	12,514	33,208	(20,694)	(62)%	29,716	33,208	(3,492)	(11)%
Total other (income) expense, net	$(85,294)	$19,528	$(104,822)	N/M	$(154,406)	$19,475	$(173,881)	N/M
NM - Not Meaningful

Other income was approximately $85,300 and $154,400 during the three and six months ended June 30, 2023, respectively, compared with expense of approximately $19,500 for each of the same periods in 2022. The increase in other income was primarily due to an increase in interest income due to higher interest rates.

Income tax expense

Income tax expense recorded during the three and six months ended June 30, 2023 and 2022 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense decreased in the three and six months ended June 30, 2023 as a result of lower taxable income compared to the same period in 2022.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net loss	$(1,014,150)	$(2,908,922)	$(3,658,445)	$(5,723,856)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	(103,439)	(13,845)	(189,753)	(14,026)
Depreciation expense	51,989	49,015	100,622	94,645
Stock-based compensation	280,061	345,223	451,088	611,493
Loss on investment in minority interest	12,514	33,208	29,716	33,208
Income tax (benefit) expense	(3,562)	(6,435)	38,849	69,820
Adjusted EBITDA	$(776,587)	$(2,501,756)	$(3,227,923)	$(4,928,716)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$6,006,283	$5,345,967
Short-term investments	$2,950,268	$-
Working capital	$8,293,171	$5,613,521

As of June 30, 2023, we had working capital of approximately $8.3 million and stockholders’ equity of approximately $8.8 million. We used approximately $2.1 million in cash for operating activities during the six months ended June 30, 2023.

We have historically funded our operations through financing activities, including raising equity and debt capital. In January 2023, we completed a public equity offering pursuant to which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. During the fourth quarter of 2022, we sold 692,914 shares of common stock under the Purchase Agreement with Keystone at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $0.4 million. Proceeds from these financing activities are helping us to sustain our operations. Considering our balance of cash, cash equivalents and short-term investments as of June 30, 2023 and our cash used from operations over the last twelve months and uncertainty of reimbursement, particularly CMS for Medicare Part B beneficiaries, management believes there is substantial doubt regarding our ability to continue as a going concern.

Our operating plans are primarily focused on growing our revenues and limiting operating expenses through focusing our clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. We believe the growth in our patient pipeline during 2022 provides us an opportunity to achieve increased revenue in 2023 compared to 2022. We have stopped activities directed at increasing the number of payers that will reimburse for our products until CMS either begins to reimburse for the MyoPro. As a result, we have undertaken cost reduction activities, including the reduction of approximately 12% of our workforce in January 2023. This and other cost reduction efforts are expected to reduce our operating expense run rate by approximately $2.0 million in 2023.

With respect to CMS, on June 29, 2023 CMS issued a proposed rule that results in a change in the benefit category associated with our HCPCS codes from durable medical equipment rental to a brace, which is currently reimbursed on a lump sum basis. The proposed rule must go through a public comment period before it is finalized. In addition, CMS stated in the proposed rule its intention to publish a fee for our HCPCS codes at an upcoming public meeting. If the proposed rule is finalized and lump-sum reimbursement becomes available for MyoPro, we believe this change in reimbursement approach may result in faster recognition of upfront revenue upon the initial sale of a MyoPro to a patient rather than recognizing revenue over a longer rental period. In addition, we expect that the working capital requirement to achieve cash flow breakeven will be lower if we are reimbursed on a lump sum basis compared to being reimbursed as a rental. We cannot provide any assurance that the proposed rule will be finalized and adopted as proposed, or whether CMS will ultimately publish a fee for our HCPCS codes. In addition, there can be no assurance that fees for MyoPro to be reimbursed on a lump-sum basis, if published, will be sufficient to allow us to achieve cash flow breakeven. Beginning March 2023, we started submitting claims to CMS' billing contractors, referred to as the DME MAC's. As of June 30, 2023, a total of five claims have been submitted. Each of the submitted claims is currently under review as part of the process of individual consideration. We cannot provide any assurance as to when or if the submitted claims will be paid.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. We believe that we have access to capital resources through potential public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. As part of our equity offering in January 2023, we agreed to not sell any shares of our common stock to Keystone under the Purchase Agreement or under our ATM Facility for a period of one year from the closing of the offering. We have remaining capacity under our Purchase Agreement with Keystone of approximately 1.0 million shares and approximately $0.3 million under our ATM facility. However, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. Further, the amount of stock that we may sell to Keystone under the Purchase Agreement is limited to a total of 1,349,334 shares of common stock, pursuant to an exchange cap imposed by the rules of the NYSE American, unless we obtain approval from our stockholders to lift such cap. As of June 30, 2023, 1,008,458 million shares remain available to be issued, taking into account the limitations imposed by the exchange cap.

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

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,102,213)	$(4,970,597)
Net cash used in investing activities	(3,008,692)	(301,672)
Net cash provided by financing activities	5,763,910	—
Effect of foreign change rate changes on cash	7,311	(16,195)
Net increase (decrease) in cash, cash equivalents and restricted cash	$660,316	$(5,288,464)

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2023 was primarily used to fund a net loss of approximately $3.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.8 million and by approximately $0.8 million of cash generated net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses and a decrease in accounts receivable, offset by an increase in prepared expenses and other current assets.

The net cash used in operating activities for the six months ended June 30, 2022 was primarily used to fund a net loss of approximately $5.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.0 million, offset by approximately $0.2 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to decreases in accounts receivable and prepaid and other current assets, offset by an increase in inventory and a decrease in accounts payable and accrued expenses.

Investing Activities. During the six months ended June 30, 2023, our cash used in investing activities was primarily related to purchases of equipment and purchases of short-term investments. During the six months ended June 30, 2022, our cash used in investing activities was for our investment in the JV Company and the purchases of equipment.

Financing Activities. There was $5.8 million in cash generated from financing activities during the six months ended June 30, 2023. This was primarily due to the net proceeds from our public equity offering in January 2023. There was no cash generated from financing activities during the six months ended June 30, 2022.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues. For the three and six months ended June 30, 2023, approximately 63% and 59% of our product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro, or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a single insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 41% and 42% of product revenues during the three and six months ended June 30, 2023, respectively. With a small number of exceptions, appeals filed with the payer requesting payment have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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
•
adverse regulatory or legal actions relating to MyoPro or similar products or technologies; and
•
problems arising from the insourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships with third parties, including shortages of raw materials..

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

In connection with Medicare reimbursement, the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019. CMS placed the MyoPro device in a DME rental benefit category instead of lump sum, which is standard practice for other custom-fabricated orthotics and prosthetics. We submitted an appeal to change our benefit category to an orthotic, or brace, which was presented at a public meeting in June 2022. In June 2023, CMS published a proposed rule that changes the benefit category for our products to a brace and stated that they intend to publish a fee for our HCPCS codes at an upcoming public meeting. We cannot give any assurance that rule proposed by CMS will be finalized, that the DME MAC’s will cover the device on a case by case basis, or at all, or that the amount of reimbursement, if any, to be approved will be sufficient to provide a reasonable profit to us, that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products.

While we continue to await the finalization of the proposed rule by CMS and publication of an allowable fee for the MyoPro, we have submitted several clams to the DME MAC's on behalf of Medicare Part B patients. There is no specific timetable or guarantee that CMS will in fact issue such coverage and payment guidelines, or that the proposed rule will be finalized. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

We also rely on third-party suppliers, some of which contract directly with Cogmedix, to supply certain components of the MyoPro products. Cogmedix does not have long-term supply agreements with most of their suppliers and, in many cases, makes purchases on a purchase order basis. We do not have any long-term supply agreement directly with Cogmedix’s suppliers. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. In addition, forces beyond their or our control, including future pandemics, could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product. For example, the residual impact of policies implemented in response the COVID-19 pandemic continue to be present in the form of higher prices for raw materials and longer lead times. If we, or Cogmedix, fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, or fail to effectively oversee the regulatory compliance of the supply chain, we could face regulatory enforcement, have to conduct recalls, lose customer orders, our reputation may be harmed, and our business could suffer.

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

Risks Related to Limited Operating History and Capital Requirements

We have a history of operating losses and our financial statements for the period ended June 30, 2023 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the three and six months ended June 30, 2023, we incurred a net loss of $1.0 and $3.7 million, respectively. For the year ended December 31, 2022, we incurred a net loss of $10.7 million. At June 30, 2023, we had an accumulated deficit of approximately $92.4 million. We expect to continue to incur operating and net losses for the foreseeable future, though we have implemented measures to reduce our operating expenses through eliminating costs associated with activities to broaden the number of payers reimbursing for MyoPro. However, there can be no assurance that our cost reduction measures will be effective in reducing our operating expenses, or that these measures would not adversely affect our revenue-generating activities.

Our cash, cash equivalents and short-term investments at June 30, 2023 was approximately $9.0 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In addition, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Keystone Capital Partners ("Keystone") on August 2, 2022 to establish an equity line facility permitting the sale of up to $5.0 million of shares of common stock, subject to an exchange cap that limits the number of shares that we may sell to 1,349,334, unless stockholder approval were obtained to remove such cap. We also have an at-the-market facility with Alliance Global Partners (the “ATM Facility”), that permits us to sell up to $0.3 million of shares of common stock from time to time. Because the shares of common stock to be sold under the Purchase Agreement and the ATM Facility are registered under our registration statement on Form S-3, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our January 2023 financing not to sell shares under our Purchase Agreement and ATM Facility for a period of one year.

We believe that there is substantial doubt that our cash, cash equivalents and short-term investments at June 30, 2023 will be sufficient to fund our operations for the twelve months from the date of this report. Disclosure of this substantial doubt about our ability to continue operations in the future as a going concern, is disclosed in the notes to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023. Because our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through June 30, 2023, we have delivered more than 2,100 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,800 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents and short-term investments at June 30, 2023 totalled approximately $9.0 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In addition, we entered into a Purchase Agreement with Keystone to establish an equity line facility permitting the sale of up to $5.0 million of shares of common stock, subject to an exchange cap that limits the number of shares that we may sell to 1,349,334, unless stockholder approval were obtained to remove such cap. We also have an ATM Facility, that permits us to sell up to $0.3 million of shares of common stock from time to time. Because the shares of common stock to be sold under the Purchase Agreement and the ATM Facility are registered under our registration statement on Form S-3, we are subject to the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our January 2023 financing not to sell shares under our ATM Facility for a period of one year. However, there can be no assurance that we will be able to sell any or all of the shares under the Purchase Agreement or the ATM Facility, or raise significant amounts of capital even if we do. If we cannot use these facilities to raise sufficient capital to operate our business, we may be required to utilize more costly and time-consuming means of accessing the capital markets.

Our condensed consolidated financial statements for the three and six months ended June 30, 2023 contain disclosures regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations. Based on our historical cash burn, we do not anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations for the next twelve months from the date of this report. We may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a JV with Ryzur Medical to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we received a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. The JV Company paid the remaining $1.7 million of the upfront license fee in April 2023. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section entitled “Business – Government Regulation – Healthcare Privacy Laws and Regulations.” in our 2022 Annual Report.

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
•
withdrawing our FDA registration;
•
refusing to provide certificates to foreign governments with respect to exports; and
•
pursuing criminal prosecution.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the fiscal year ended December 31, 2022 and for the six months ended June 30, 2023, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the MIT License. MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed. Specifically, if we were to lose access to these licenses, we may be unable to manufacture the MyoPro or develop new products until we obtained access to a comparable technology.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in January 2023, we issued 6,830,926 pre-funded warrants in conjunction with our follow-on equity offering. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of June 30, 2023, we had 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,608,615 restricted stock units outstanding. In addition, there are 26,138 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $39.51 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to June 30, 2023, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.37 to a split adjusted high of $695.88 per share. During the period from July 1, 2023 to the date of the filing of this report, our stock price has ranged from $0.56 to $0.94.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds from Registered Securities

None

Issuer Purchases of Equity Securities

None

Item 5. Other Information

On June 7, 2023, at our 2023 annual meeting of stockholders (the “Annual Meeting”), our stockholders approved the Amendment No. 2 to the Myomo 2018 Stock Option and Incentive Plan ("Amended 2018 Plan"), which increases the shares available to grant under the Amended 2018 Plan by 1,100,000. A copy of the Amended 2018 Plan was filed as Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-272982) filed with the SEC on June 28, 2023.

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

10.1	Amendment No. 2 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 contained in the Registrant’s Form S-8 filed on June 28, 2023).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 104

The following materials from the Company’s Quarterly Report Form 10-Q for the three and six months ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Unaudited Financial Statements.

The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

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

Date August 9, 2023

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)