Form 10-Q
period 2023-09-30
MYOMO, INC.
filed 2023-11-07
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

At November 1, 2023, the registrant has 26,516,203 shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•
We have a history of operating losses and our financial statements for the period ended September 30, 2023 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.
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
•
We may not be able to obtain sufficient third-party payer reimbursement, including reimbursement by Medicare, for our products.
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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,911,747	$5,345,967
Short-term investments	4,208,613	-
Accounts receivable, net	2,517,021	1,896,163
Inventories, net	1,484,729	1,399,865
Prepaid expenses and other current assets	920,076	573,462
Total Current Assets	16,042,186	9,215,457
Operating lease assets with right of use, net	715,876	508,743
Equipment, net	172,018	194,283
Investment in Jiangxi Myomo Medical Assistive Appliance Co., Ltd.	32,648	132,489
Other assets	91,237	111,034
Total Assets	$17,053,965	$10,162,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	5,225,320	3,086,932
Current operating lease liability	456,064	353,701
Income taxes payable	65,576	140,650
Deferred revenue	30,685	20,653
Total Current Liabilities	5,777,645	3,601,936
Non-current operating lease liability	253,210	200,207
Deferred revenue, net of current portion	—	498
Total Liabilities	6,030,855	3,802,641
Commitments and Contingencies - Note 9	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 26,515,462 and 7,750,635 shares issued as of September 30, 2023 and December 31, 2022, respectively; and 26,515,435 and 7,750,608 shares outstanding at September 30, 2023 and December 31, 2022, respectively	2,652	775
Additional paid-in capital	105,506,182	95,105,071
Accumulated other comprehensive income (loss)	(8,554)	43,227
Accumulated deficit	(94,470,705)	(88,783,244)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	11,023,111	6,359,365
Total Liabilities and Stockholders’ Equity	$17,053,965	$10,162,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Product revenue	$5,029,523	$3,968,201	$12,719,855	$10,513,702
License revenue	50,000	—	1,764,920	1,000,000
	5,079,523	3,968,201	14,484,775	11,513,702

Cost of revenue	1,590,675	1,331,217	4,407,269	3,888,217
Gross profit	3,488,848	2,636,984	10,077,505	7,625,485
Operating expenses:
Research and development	717,256	690,407	1,758,481	1,982,815
Selling, general and administrative	4,795,961	4,765,218	14,117,397	14,085,523
	5,513,217	5,455,625	15,875,877	16,068,338

Loss from operations	(2,024,369)	(2,818,641)	(5,798,372)	(8,442,853)

Other (income) expense, net
Interest income	(112,300)	(33,958)	(302,053)	(47,983)
Other expense, net	467	4,999	6,098	15,640
Loss on equity investment	70,124	16,652	99,840	49,860
	(41,709)	(12,307)	(196,115)	17,517
Loss before income taxes	(1,982,660)	(2,806,334)	(5,602,256)	(8,460,370)
Income tax expense	46,355	23,382	85,204	93,202
Net loss	$(2,029,016)	$(2,829,716)	$(5,687,461)	$(8,553,572)

Weighted average number of common shares outstanding:
Basic and diluted	35,266,361	7,064,188	27,537,257	6,880,918
Net loss per share attributable to common stockholders
Basic and diluted	$(0.06)	$(0.40)	$(0.21)	$(1.24)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(2,029,016)	$(2,829,716)	$(5,687,461)	$(8,553,572)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(47,072)	(1,617)	(50,528)	49,211
Unrealized loss on short-term investments	(774)	—	(1,253)	—
Other comprehensive (loss) income	(47,847)	(1,617)	(51,781)	49,211
Comprehensive loss	$(2,076,862)	$(2,831,333)	$(5,739,241)	$(8,504,361)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Nine Months Ended September 30, 2023 and 2022
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, January 1, 2023	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365
Common stock issued upon vesting of restricted stock units	2,821	—	—	—	—	—	—	—
Proceeds from sale of common stock in public offering, net of offering costs of $663,856	13,169,074	1,317	3,614,777	—	—	—	—	3,616,094
Proceeds from sale of 6,830,926 pre-funded warrants, net of offering costs of $155,356	—	—	2,064,012	—	—	—	—	2,064,012
Stock-based compensation	—	—	171,027	—	—	—	—	171,027
Unrealized gain on foreign currency	—	—	—	65,788	—	—	—	65,788
Net loss	—	—	—	—	(2,644,295)	—	—	(2,644,295)
Balance, March 31, 2023	20,922,530	2,092	100,954,887	109,015	(91,427,539)	27	(6,464)	9,631,991
Common stock issued upon vesting of restricted stock units, net of 16,744 shares withheld for employee taxes	169,499	18	$(8,165)	—	—	—	—	(8,147)
Stock-based compensation	—	—	280,061	—	—	—	—	280,061
Unrealized loss on foreign currency	—	—	—	(71,357)	—	—	—	(71,357)
Unrealized gain on short-term investments	—	—	—	1,634	—	—	—	1,634
Net loss	—	—	—	—	(1,014,150)	—	—	(1,014,150)
Balance, June 30, 2023	21,092,029	2,110	101,226,783	39,292	(92,441,689)	27	(6,464)	8,820,032
Proceeds from sale of common stock in public offering , net of offering costs of $332,413	5,413,334	541	2,915,047	—	—	—	—	2,915,588
Proceeds from sales of 1,920,000 pre-funded warrants, net of offering cost of $117,880	—	—	1,033,928	—	—	—	—	1,033,928
Common stock issued upon vesting of restricted stock units	10,099	1	30	—	—	—	—	31
Stock-based compensation	—	—	330,394	—	—	—	—	330,394
Unrealized loss on foreign currency	—	—	—	(47,072)	—	—	—	(47,072)
Unrealized loss on short-term investments	—	—	—	(774)	—	—	—	(774)
Net loss	—	—	—	—	(2,029,016)	—	—	(2,029,016)
Balance, September 30, 2023	26,515,462	$2,652	$105,506,182	$(8,554)	$(94,470,705)	27	$(6,464)	$11,023,111

Balance, January 1, 2022	6,869,753	$687	$93,537,807	$(60,677)	$(78,062,222)	27	$(6,464)	$15,409,131
Common stock issued upon vesting of restricted stock units	10,151	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	266,270	—	—	—	—	266,270
Unrealized gain on foreign currency	—	—	—	9,245	—	—	—	9,245
Net loss	—	—	—	—	(2,814,934)	—	—	(2,814,934)
Balance, March 31, 2022	6,879,904	$688	$93,804,076	$(51,432)	$(80,877,156)	27	$(6,464)	$12,869,712
Common stock issued upon vesting of restricted stock units	97,158	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	345,223	—	—	—	—	345,223
Unrealized gain on foreign currency	—	—	—	41,583	—	—	—	41,583
Net loss	—	—	—	—	(2,908,922)	—	—	(2,908,922)
Balance, June 30, 2022	6,977,062	$698	$94,149,289	$(9,849)	$(83,786,078)	27	$(6,464)	$10,347,596
Common stock issued upon vesting of restricted stock units	25,961	3	(3)	—	—	—	—	—
Issuance of common stock as commitment fee for future financing	50,000	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	305,633	—	—	—	—	305,633
Unrealized gain on foreign currency	—	—	—	(1,617)	—	—	—	(1,617)
Net loss	—	—	—	—	(2,829,716)	—	—	(2,829,716)
Balance, September 30, 2022	7,053,023	$706	$94,454,914	$(11,466)	$(86,615,794)	27	$(6,464)	$7,821,896

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,687,461)	$(8,553,572)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	136,416	143,742
Stock-based compensation	781,513	917,126
Bad debt expense	12,626	26,075
Loss on equity investment	99,840	49,860
Amortization of right-of-use assets	301,053	253,611
Other non-cash charges	(49,271)	99,771
Changes in operating assets and liabilities:
Accounts receivable	(625,596)	362,759
Inventories	(90,100)	(752,720)
Prepaid expenses and other current assets	(439,584)	240,050
Other assets	19,797	(15,705)
Accounts payable and accrued expenses	2,141,978	(264,182)
Income taxes payable	(74,944)	—
Operating lease liabilities	(352,820)	(298,380)
Deferred revenue	9,533	22,244
Net cash used in operating activities	(3,817,019)	(7,769,321)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Jiangxi Myomo Medical Assistive Appliance Co., Ltd.	—	(199,000)
Purchases of short-term investments	(5,209,866)	—
Maturities of short-term investments	1,000,000	—
Purchases of equipment	(114,151)	(108,408)
Net cash used in investing activities	(4,324,017)	(307,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(8,147)	—
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	9,721,573	—
Net cash provided by financing activities	9,713,426	—

Effect of foreign exchange rate changes on cash	(6,610)	(27,629)

Net increase (decrease) in cash and cash equivalents	1,565,780	(8,104,358)

Cash and cash equivalents, beginning of period	5,345,967	15,524,378

Cash and cash equivalents, end of period	$6,911,747	$7,420,020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$508,186	$225,665
Deferred offering costs incurred in a prior period to additional paid-in capital	$(91,952)	$—
Unrealized loss from mark to market on short-term investments	$860
Issuance of 50,000 shares of common stock as commitment fee for future financing	$—	$5

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

Note 2 — Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company had cash, cash equivalents and short-term investments of $11,120,400 as of September 30, 2023. The Company incurred a net loss of approximately $5,687,500 and $8,553,600 during the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of approximately $94,470,700 at September 30, 2023. Cash used in operating activities was approximately $3,816,500 and $7,769,300 for the nine months ended September 30, 2023 and 2022, respectively.

The Company has historically funded its operations through financing activities, including raising equity and debt. On August 29, 2023, The Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $3.9 million. On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. See Note 7 - Common Stock and Warrants for further discussion. Financing activities, such as the recent public equity offerings, are enabling the Company to sustain its operations. Considering the Company's cash balance as of September 30, 2023, cash used from operations over the last twelve months, expected cash requirements over the next twelve months, and uncertainty of reimbursement, particularly from the Centers for Medicare and Medicaid Services ("CMS") for Medicare Part B beneficiaries, management believes there is substantial doubt regarding its ability to continue as a going concern.

Management's operating plans are primarily focused on growing its revenues and limiting operating expenses through focusing its clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. The Company believes the growth in its patient pipeline during 2022 is helping to accelerate its revenue growth in 2023. The Company has stopped activities geared toward increasing the number of payers that will reimburse for its products until CMS publishes a fee for the MyoPro, which we believe will then trigger a legal requirement that Medicare Advantage plans in particular reimburse for the MyoPro where medical necessity can be established. As a result, the Company has undertaken cost reduction activities, including the reduction of approximately 12% of its workforce in January 2023. This reduction primarily impacted employees in its customer service, clinical and reimbursement functions. Further, the Company has reduced its advertising spending during the nine months ended September 30, 2023 compared to the prior year period. With respect to CMS, the Company has filed claims for six patients with CMS' regional billing contractors referred to as the DME MAC's. The DME MAC's have paid claims on a rental basis for five patients, covering all of the DME MACs, with the sixth patient currently under review as part of the process of individual consideration. In November 2023, CMS published a final rule that classifies the MyoPro as a brace and makes it eligible to be reimbursed on a lump sum, rather than a rental basis. In addition, CMS published a preliminary payment determination for the MyoPro to be reviewed at CMS' upcoming bi-annual public meeting. (See Note 10- Subsequent Events for further discussion). Management believes that reimbursement of the MyoPro on a lump sum basis, if continued by third party payers and adopted by CMS, may result in faster recognition of upfront revenue upon the initial sale of a MyoPro to a patient rather than recognizing revenue over a longer rental period, as well as an expected lower working capital requirement to grow the business to the point of achieving cash flow breakeven. The Company's success is dependent upon reimbursement of its products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and Statutory Health Insurance plans in Germany. Difficulties in obtaining reimbursement from these payers could prevent our revenues from growing to the level necessary to achieve cash flow breakeven.

The Company believes that it has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, the Company may be unable to raise sufficient additional capital when it needs it or raise capital on favorable terms. As part of the Company's equity offering in August 2023, the Company terminated its Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone") and reduced the amount available to issue under its At-Market Sales Facility, or ATM Facility in order to comply with limitations imposed by General Instruction I.B.6 of Form S-3. Should the Company consider debt financing, such a transaction may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness and may contain other terms that are not favorable to its stockholders or the Company.

If the Company is unable to obtain adequate funds on reasonable terms, the Company may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. There can be no assurance that the Company will be successful in implementing its plans.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2023, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2022 and 2021 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains or losses on short-term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three and nine months ended September 30, 2023.

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

The Company considers investments with maturities greater than three months, but less than one year, to be short-term investments. Investments are reported at fair value with realized gains or losses reported in other income (expense), net and unrealized gains and losses reported as other comprehensive (loss) income until realized, at which time they are reclassified to other (income) expense.

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

Cash, cash equivalents, and short-term investments measured on a fair value basis consist of the following:

	September 30, 2023	December 31, 2022
Cash and cash equivalents
Cash	986,937	995,310
Money market funds	5,178,048	4,350,657
Commercial paper	746,762	—
	$6,911,747	$5,345,967
Short-term investments
US government agency debt securities	$2,225,765	$—
Commercial paper	1,982,848	—
	$4,208,613	$—

As of September 30, 2023, unrealized loss on short-term investments included in other comprehensive (loss) income was not material.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At September 30, 2023, and December 31, 2022, the Company recorded an allowance for doubtful accounts which was immaterial to the condensed consolidated financial statements.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the condensed consolidated balance sheet. There was no impairment charge for the three and nine months ended September 30, 2023, associated with this equity investment. The Company records its share of the JV Company’s earnings in its condensed consolidated statement of operations in other (income) expense. The Company recorded a loss on equity investment of approximately $70,100 and $99,800 for the three and nine months ended September 30, 2023, respectively. The Company recorded a loss on equity investment of approximately $16,700 and $49,900 for the three and nine months ended September 30, 2022, respectively.

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. Once we are notified of pending payment, revenue is adjusted to the payment amount. This may occur in a period subsequent to when revenue was originally recorded. These insurers represented 69% and 41% of direct billing channel revenue during the three months ended September 30, 2023 and September 30, 2022, respectively. These insurers represented 61% and 43% of direct billing channel revenue during nine months ended September 30, 2023 and September 30, 2022, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended September 30, 2023 and 2022, the Company recognized revenue of approximately $1,324,300 and $1,266,500, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recognized revenue of approximately $2,305,500 and $1,382,400, respectively, from O&P providers or third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a different period.

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

On January 21, 2021, the Company entered into definitive agreements with Ryzur Medical to form a joint venture to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreements”). Under the JV Agreements, the Company is entitled to receive an upfront license fee of $2.7 million, of which $1.0 million was paid and recognized during the nine months ended September 30, 2022, and the remaining $1.7 million license fee was paid and recognized during the nine months ended September 30, 2023.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $30,700 and $21,200 of deferred revenue as of September 30, 2023 and December 31, 2022, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Direct to patient	$3,501,958	$3,123,183	$9,245,345	$8,077,721
Clinical/Medical providers	1,527,565	845,018	$3,474,510	$2,435,981
License revenue	50,000	—	1,764,920	1,000,000
Total revenue from contracts with customers	$5,079,523	$3,968,201	$14,484,775	$11,513,702

Geographic Data

The Company generated 78% of its total revenue from the United States, 19% from Germany and 3% from other international locations for the three months ended September 30, 2023. The Company generated 86% of its total and product revenue from the United States, 14% from Germany, and immaterial amounts from other international locations for the three months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company generated 72% of its total revenues from the United States, 14% from Germany, 13% from China and 1% from other international locations. Excluding license revenue during the nine months ended September 30, 2023, the Company generated 82% of its product revenues from the United States, 16% from Germany and 2% from other international locations. During the nine months ended September 30, 2022, the Company generated 78% of its total revenues from the United States, 13% from Germany, 9% from China and an immaterial amount from other international locations. Excluding license revenue during the nine months ended September 30, 2022, the Company generated 85% of its product revenues from the United States, 14% from Germany and 1% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and nine months ended September 30, 2023, the Company recorded cost of goods sold of approximately $32,800 and $76,900, respectively, without corresponding revenue. For the three and nine months ended September 30, 2022, the Company recorded cost of goods sold of $282,500 and $509,600 without corresponding revenue, respectively. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $822,500 and $1,048,200 for the three months ended September 30, 2023 and 2022, respectively, and approximately $2,360,400 and $3,037,800 during the nine months ended September 30, 2023 and 2022, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Net foreign currency gains and losses from translation of the Euro to U.S. dollars are recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and other comprehensive loss (income) in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023 net foreign currency losses were approximately $47,100 and $50,500, respectively. The Company recorded a net foreign currency loss of approximately $1,600 and a gain of approximately $49,200, for the three and nine months ended September 30, 2022, respectively. Transaction foreign exchange gains and losses are included in net loss. The balance sheet is translated using the spot rate on the day of reporting and the condensed consolidated statement of operations is translated monthly using the average exchange rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential common shares issuable consist of the following at:

	September 30,
	2023	2022
Stock options	24,982	30,780
Restricted stock units	1,621,935	489,520
Other warrants	668,250	691,554
Total	2,315,167	1,211,854

Due to their nominal exercise price of $0.0001 per share, a total of 8,750,926 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing dates of the Company's public equity offerings in January 2023 and August 2023, respectively .

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

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation from its existing regulations by June 30, 2027. The Company currently complies with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on its financial position and results of operations.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 4 — Inventories

Inventories consist of the following at:

	September 30, 2023	December 31, 2022
Finished goods	$245,489	$512,028
Work in process	4,393	18,971
Rental units	-	51,694
Parts and subassemblies	1,257,784	903,581
	1,507,666	1,486,274
Less: reserves for parts, subassemblies and trial units	(22,937)	(86,409)
Inventories, net	$1,484,729	$1,399,865

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

Cash equivalents and short-term investments measured at fair value on a recurring basis at September 30, 2023 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$5,178,048	$—	$—	$5,178,048
Commercial paper	—	746,763	—	746,763
	$5,178,048	$746,763	$—	$5,924,810
Short-term investments
US government agency debt securities	—	2,225,765	—	2,225,765
Commercial paper	—	1,982,848	—	1,982,848
	$—	$4,208,613	$—	$4,208,613

Cash equivalents measured at fair value on a recurring basis at December 31, 2022 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$4,350,657	$—	$—	$4,350,657

Note 6 - Accounts payable and accrued expenses:

Accounts Payable and Other Accrued Expenses consists of the following at:

	September 30, 2023	December 31, 2022
Trade payables	$1,217,682	$569,681
Accrued compensation and benefits	1,831,688	1,059,228
Accrued professional services	118,464	124,548
Warranty reserve	235,357	234,647
Customer deposits	1,281,577	753,232
Accrued royalties	90,710	75,293
Other	449,841	270,303
	$5,225,320	$3,086,932

Note 7 — Common Stock and Warrants

On August 29. 2023, the Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. Each pre-funded warrant is exercisable for one share of the Company's common stock at a nominal exercise price of $0.0001 per share.

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

No pre-funded warrants have been exercised as of September 30, 2023.

On August 2, 2022, (the "Agreement Date") the Company entered into a Purchase Agreement with Keystone, establishing an equity line facility under which the Company, at its sole discretion, could direct Keystone to purchase up to $5.0 million of the Company's common stock (the "Maximum Amount") from time to time through delivery of a purchase notice ("Notice"). The Company could sell shares of common stock to Keystone up to the Maximum Amount, provided that the Company agreed to issue no more than 1,399,334 shares of common stock (the "Minimum Shares"), representing 19.99% of the Company's outstanding shares on the Agreement Date (the "Exchange Cap"), of which 50,000 shares were issued to Keystone as a commitment fee after closing of the transaction. In conjunction with the public equity offering in August 2023, the Company terminated the Purchase Agreement with Keystone. There were no sales under the Purchase Agreement during the three and nine months ended September 30, 2023.

In June 2021, the Company entered into an ATM Facility with Alliance Global Partners ("AGP"). Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the three and nine months ended September 30, 2023. In conjunction with the public equity offering in August 2023, the Company reduced the amount available to sell under the ATM Facility to $1,000. This amount remains available for sale at September 30, 2023.

The Company issued warrants to investors as part of its public equity offering in February 2020. The warrants are being accounted for as equity. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share. 688,250 warrants remain outstanding as of September 30, 2023. There were no exercises of these warrants during the three and nine months ended September 30, 2023. The warrants expire on February 13, 2025.

In conjunction with the Company's public equity offering in August 2023, the Company agreed to not sell any shares of its common stock under its ATM Facility for a period of one year from the closing date.

During the three and nine months ended September 30, 2023, 10,099 and 199,163 restricted stock units vested, respectively. During the three and nine months ended September 30, 2022, 25,961 and 133,270 restricted stock units vested, respectively.

Note 8 — Stock Award Plans and Stock-based Compensation

Stock Option Awards

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the three and nine months ended September 30, 2023 and 2022.

There were no stock options granted during the three and nine months ended September 30, 2023. 1,700 stock options were granted during the nine months ended September 30, 2022.

As of September 30, 2023, there were 138,690 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1, 2023, the number of shares reserved and available for issuance under the 2018 Plan increased by 310,024 shares pursuant to a provision in the 2018 Plan that provides that the number of shares of common stock reserved and available for issuance under the 2018 Plan will be cumulatively increased each January 1 by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee.

On June 9, 2023, the Company's stockholders approved an increase of 1,100,000 shares of common stock reserved and available to grant under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were

16,744 restricted stock units that were withheld as part of net share settlement transactions during the nine months ended September 30, 2023. No stock awards were net share settled during the three and nine months ended September 30, 2022, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards, restricted stock awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$24,222	$22,660	$66,815	$60,599
Research and development	11,362	34,124	(24,056)	93,309
Selling, general and administrative	294,810	248,849	738,754	763,218
Total	$330,394	$305,633	$781,513	$917,126

As of September 30, 2023, there was approximately $30,400 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.74 years.

As of September 30, 2023, there was approximately $1,137,900 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.18 years.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee who was terminated in 2021 brought an age discrimination claim against the Company. While the Company disputes this claim, it believes that it is probable that a loss will be incurred for this matter and has recorded a loss contingency of $180,000 to accrued expenses as of September 30, 2023. The Company expects its insurance to cover the majority of the loss that may be incurred. There is no other material litigation against the Company at this time.

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, MA which expired in August 2023. In conjunction with entering into a non-cancelable lease agreement for its manufacturing space in Boston in January 2022, the Company agreed to enter into a lease for its corporate headquarters space, effective September 1, 2023. Both leases in Boston as well as a lease for office space in Fort Worth, TX, expire in 2025. The Fort Worth, TX lease has the option to terminate early, which is available at the Company’s discretion starting in 2023. Termination options were not included in the lease term for the Company’s existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of September 30, 2023, operating lease assets were $715,876. The amount and the maturity of the Company’s operating lease liabilities as of September 30, 2023, are as follows:

September 30, 2023
2023 (September 30 -December 31)	$143,485
2024	578,179
2025	67,981
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	789,645
Less imputed interest	80,371
Total operating lease liabilities	$709,274
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$456,064
Non-current operating lease liabilities	253,210
Total operating lease liabilities	$709,274

For the three and nine months ended September 30, 2023 and 2022, the total lease cost is comprised of the following amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	116,314	125,650	367,613	367,554
Short-term lease expense	—	—	—	3,250
Total lease expense	$116,314	$125,650	$367,613	$370,804

The following summarizes additional information related to operating leases:

September 30, 2023
Weighted-average remaining lease term (in years)	0.66
Weighted-average discount rate	23.3%

Major Customers

For the three and nine months ended September 30, 2023 and 2022, there were no customers which accounted for more than 10% of product revenues. For the three and nine months ended September 30, 2023, a U.S. insurance payer represented 36% and 40% of product revenues, respectively. For the three and nine months ended September 30, 2022 a U.S. insurance payer represented 32% and 33% of product revenues, respectively.

At September 30, 2023 and December 31, 2022, one insurance company and its affiliates accounted for approximately 54% and 62% of accounts receivable, respectively.

For the three and nine months ended September 30, 2023, approximately 59% and 59% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and nine months ended September 30, 2022, approximately 62% and 62% of the Company’s product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Supplier Finance Program Obligations

The Company finances its Directors and Officers Insurance policy which requires the Company to make a down payment, followed by equal payments over a defined term. During the nine months ended September 30, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this new financing arrangement, the Company made a down payment during the three months ended June 30, 2023 and is making nine equal monthly payments of approximately $29,000, starting in July 2023. No assets are pledged as security under this arrangement.

Note 10 — Subsequent Events

On November 1, 2023, CMS published a final rule that reclassifies the MyoPro into the brace benefit category. The rule will become effective on January 1, 2024. Classification as a brace requires reimbursement on a lump-sum basis as specified under the Social Security Act. This classification aligns CMS with all other insurance payers currently reimbursing for the MyoPro. In addition, on November 3, 2023, CMS published its preliminary payment determination for the MyoPro to be discussed at its upcoming bi-annual public meeting scheduled for November 29, 2023.

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

Recent Developments

China Joint Venture

On January 21, 2021, we entered into a definitive agreement with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, to form a joint venture (the “JV Company”) to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”).

Majority ownership in the JV Company, named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., is held by Ryzur Medical and Wuxi Chinaleaf Medical Investment and Management Fund, a private fund that invests in growth opportunities in new technologies. We own a minimum 19.9% stake in the JV Company. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV Company over five years.

The JV Company was established on August 12, 2021. On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”). Under the Agreements, we and the JV Company have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we are entitled to receive an upfront license fee of $2.7 million, of which the final $1.7 million was paid during the nine months ended September 30, 2023. Pursuant to the Agreements, the JV Company has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

CMS Status

On November 1, 2023, CMS issued a final rule that results in a change in the benefit category associated with our HCPCS codes from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule becomes effective on January 1, 2024. In addition, on November 3, 2023, CMS published a preliminary payment determination for the MyoPro HCPCS codes to be discussed in conjunction with the next CMS bi-annual non-drug public meeting to be held on November 29, 2023. We believe this change in reimbursement approach will result in faster recognition of revenue upon the initial sale of a MyoPro to a patient rather than recognizing revenue over a longer rental period. In addition, we expect that the working capital requirement to achieve cash flow breakeven will be lower if we are reimbursed on a lump sum basis. We cannot provide any assurance that CMS will ultimately publish a final fee for our HCPCS codes. In addition, there can be no assurance that fees for MyoPro to be reimbursed on a lump-sum basis, if published, will be sufficient to allow us to achieve cash flow breakeven.

Beginning March 2023, we started submitting claims to CMS' billing contractors, referred to as the DME MAC's. As of the date off this report, a total of six claims have been submitted, each as a rental consistent with CMS' current classification of our device. At least one month's rental has been paid for five of the patients, covering all of the DME MACs, while the sixth patient's claim currently under review as part of the process of individual consideration. We cannot provide any assurance as to timing of future payments or if claims under review as part of individual consideration will be paid.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended September 30,		Period- to-Period Change		For the Nine Months Ended September 30,		Period- to-Period Change
	2023	2022	$	%	2023	2022	$	%
Product revenue	$5,029,523	$3,968,201	$1,061,322	27%	$12,719,855	$10,513,702	$2,206,153	21%
License revenue	50,000	-	50,000	N/M	1,764,920	1,000,000	764,920	76%
Total revenue	5,079,523	3,968,201	1,111,322	28%	14,484,775	11,513,702	2,971,073	26%
Cost of revenue	1,590,675	1,331,217	259,458	19%	4,407,269	3,888,217	519,052	13%
Gross profit	$3,488,848	$2,636,984	$851,864	32%	$10,077,505	$7,625,485	$2,452,020	32%
Gross margin %	68.7%	66.5%		2.2%	69.6%	66.2%		3.3%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers, to the VA, to rehabilitation hospitals, and through distributors. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue increased by approximately $1,111,300 and $2,971,100 or 28% and 26% for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The revenue increase for the three months ended September 30, 2023 was driven by higher product revenues. The revenue increase for the nine months ended September 30, 2023 was due to higher product revenues and receipt of the final license payment from our joint venture partner in China in April 2023. Excluding license fees, product revenues increased 27% and 21% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increases during the three and nine months ended September 30, 2023 were due to a higher number of revenue units partially offset by a slightly lower average selling price, or ASP.

Gross margin

Cost of revenue consists of costs for the manufacturing and fabrication and delivery of our products, fixed costs, such for our quality and fulfillment organizations, changes in inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin was 68.7% and 69.6% for the three and nine months ended September 30, 2023, respectively, compared to 66.5% and 66.2% for the three and nine months ended September 30, 2022, respectively. The increase in gross margin during the three months ended September 30, 2023 was due primarily to fixed cost absorption on a higher number of revenue units, partially offset by a slightly lower ASP. The increase in gross margin for the nine months ended September 30, 2023 was due to the aforementioned factors and the receipt of the final license payment from our joint venture partner in China, which was recorded at 100% margin.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2023	2022	$	%	2023	2022	$	%
Research and development	$717,256	$690,407	$26,849	4%	$1,758,481	$1,982,815	$(224,335)	(11)%
Selling, general and administrative	4,795,961	4,765,218	30,743	1%	14,117,397	14,085,523	31,874	-%
Total operating expenses	$5,513,217	$5,455,625	$57,592	1%	$15,875,877	$16,068,338	$(192,461)	(1)%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to enhance our existing products in 2023 and but expect R&D costs to remain flat on an annual basis.

R&D expenses increased by approximately $26,800, or 4% and decreased by approximately $224,300, or 11% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase during the three months ended September 30, 2023 was due to primarily to outside engineering expenses to accelerate completion of certain projects. The decreases for the nine months ended September 30, 2023 were driven primarily by lower payroll, stock-based compensation and product development costs, offset by the aforementioned higher outside engineering expenses, particularly during the three months ended September 30, 2023.

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

Selling, general and administrative expenses (“SG&A”) increased by approximately $30,700, or 1%, during the three months ended September 30, 2023, and were flat during the nine months ended September 30, 2023, as compared to the same periods in 2022. The increase during the three months ended September 30, 2023 was driven by a higher incentive compensation accrual and higher consultant spending, partially offset by lower advertising expenses.

Other (income) expense, net

The following table sets forth our other (income) expense, net for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2023	2022	$	%	2023	2022	$	%
Interest income	(112,300)	(33,958)	(78,342)	N/M	(302,053)	(47,983)	(254,070)	N/M
Other expense, net	467	4,999	(4,532)	N/M	6,098	15,640	(9,542)	N/M
Loss on equity investment	70,124	16,652	53,472	321%	99,840	49,860	49,980	100%
Total other (income) expense, net	$(41,709)	$(12,307)	$(29,401)	239%	$(196,115)	$17,517	$(213,632)	N/M
NM - Not Meaningful

Other income was approximately $41,700 and $196,100 during the three and nine months ended September 30, 2023, respectively, compared with income of approximately $12,300 and expense of approximately $17,600 for the same periods in 2022, respectively. The increases in other income were primarily due to an increase in interest income due to higher interest rates and a higher amount of cash in interest-bearing investments.

Income tax expense

Income tax expense recorded during the three and nine months ended September 30, 2023 and 2022 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three months ended September 30, 2023 compared to the prior year due to higher taxable income. Income tax expense increased in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of higher taxable income compared to the same periods in 2022.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net loss	$(2,029,016)	$(2,829,716)	$(5,687,461)	$(8,553,572)
Adjustments to reconcile to Adjusted EBITDA:
Interest (income) expense and other expense, net	(112,300)	(33,958)	(302,053)	(47,983)
Depreciation expense	35,794	49,097	136,416	143,742
Stock-based compensation	330,394	305,633	781,513	917,126
Loss on investment in minority interest	70,124	16,652	99,840	49,860
Income tax expense	46,355	23,382	85,204	93,202
Adjusted EBITDA	$(1,658,648)	$(2,468,910)	$(4,886,540)	$(7,397,625)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,911,747	$5,345,967
Short-term investments	$4,208,613	$-
Working capital	$10,264,541	$5,613,521

As of September 30, 2023, we had working capital of approximately $10.3 million and stockholders’ equity of approximately $11.0 million. We used approximately $3.8 million in cash for operating activities during the nine months ended September 30, 2023.

We have historically funded our operations through financing activities, including raising equity and debt capital. In August 2023, we completed a public equity offering pursuant to which we sold 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed a public equity offering pursuant to which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. During the fourth quarter of 2022, we sold 692,914 shares of common stock under the Purchase Agreement with Keystone at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $0.4 million. Proceeds from these financing activities are helping us to sustain our operations. Considering our balance of cash, cash equivalents and short-term investments as of September 30, 2023, our cash used from operations over the last twelve months, expected cash requirements over the next twelve months and uncertainty of reimbursement, particularly CMS for Medicare Part B beneficiaries, management believes there is substantial doubt regarding our ability to continue as a going concern.

Our operating plans are primarily focused on growing our revenues and limiting operating expenses through focusing our clinical and reimbursement efforts on patients with insurers that have previously reimbursed for the MyoPro. We believe the growth in our patient pipeline during 2022 provides us an opportunity to achieve increased revenue in 2023 compared to 2022. We have stopped activities directed at increasing the number of payers that will reimburse for our products until CMS posts a fee for the MyoPro, after which Medicare Advantage plans are required to reimburse for the device, assuming medical necessity can be established. As a result, we have undertaken cost reduction activities, including the reduction of approximately 12% of our workforce in January 2023. Further, we have reduced advertising spending during the nine months ended September 30, 2023.

With respect to CMS, on November 1, 2023 CMS issued a final rule that results in a change in the benefit category associated with our HCPCS codes from durable medical equipment rental to a brace, which is currently reimbursed on a lump sum basis. The rule becomes effective on January 1, 2024. In addition, on November 3, 2023, CMS published a preliminary payment determination for the MyoPro HCPCS codes that will be discussed in conjunction with the next bi-annual non-drug public meeting expected to be held on November 29, 2023. We believe this change in reimbursement approach will result in faster recognition of revenue upon the initial sale of a MyoPro to a patient rather than recognizing revenue over a longer rental period. In addition, we expect that the working capital requirement to achieve cash flow breakeven will be lower if we are reimbursed on a lump-sum basis compared to being reimbursed as a rental. We cannot provide any assurance that CMS will ultimately publish a final fee for our HCPCS codes. In addition, there can be no assurance that fees for MyoPro to be reimbursed on a lump-sum basis, if published, will be sufficient to allow us to achieve cash flow breakeven. Beginning March 2023, we started submitting claims to CMS' billing contractors, referred to as the DME MAC's. As of September 30, 2023, a total of six claims have been submitted as rental units, which is how the MyoPro is currently classified by CMS. The DME MACs have paid at least one month's rental payments for five of the patients, covering all four billing regions, while the sixth patient is currently under review as part of the process of individual consideration. In the absence of a published fee, we cannot provide any assurance as to whether claims will continue to be paid.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. We believe that we have access to capital resources through potential public or private equity offerings, exercises of outstanding warrants, additional debt financings, or other means; however, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. As part of our public equity offering in August 2023, we terminated our Purchase Agreement with Keystone and reduced the available capacity under our At-Market Sales Facility to comply with the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period.

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

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3,817,019)	$(7,769,321)
Net cash used in investing activities	(4,324,017)	(307,408)
Net cash provided by financing activities	9,713,426	—
Effect of foreign change rate changes on cash	(6,610)	(27,629)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,565,780	$(8,104,358)

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily used to fund a net loss of approximately $5.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.3 million and by approximately $0.6 million of cash generated net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses and other current assets.

The net cash used in operating activities for the nine months ended September 30, 2022 was primarily used to fund a net loss of approximately $8.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.5 million, offset by approximately $0.7 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to an increase in inventory and decreases in accounts payable and accrued expenses and operating lease liabilities, offset by decreases in accounts receivable and prepaid and other current assets,

Investing Activities. During the nine months ended September 30, 2023, our cash used in investing activities was primarily related to purchases of equipment and purchases of short-term investments. During the nine months ended September 30, 2022, our cash used in investing activities was for our investment in the JV Company and the purchases of equipment.

Financing Activities. There was $4.3 million in cash generated from financing activities during the nine months ended September 30, 2023. This was primarily due to the net proceeds from our public equity offerings in January 2023 and August 2023. There was no cash generated from financing activities during the nine months ended September 30, 2022.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 36% and 40% of product revenues during the three and nine months ended September 30, 2023, respectively. With a small number of exceptions, appeals filed with the payer requesting payment have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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
•
the expiration or exhaustion of deferred tax assets such as net operating loss carryforwards;
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

In connection with Medicare reimbursement, the Centers for Medicare and Medicaid Services, or CMS, had published two new codes pursuant to our application for HCPCS codes, which became effective on January 1, 2019. CMS placed the MyoPro device in a DME rental benefit category instead of lump sum, which is standard practice for other custom-fabricated orthotics and prosthetics. We submitted an appeal to change our benefit category to an orthotic, or brace, which was presented at a public meeting in June 2022. In November 2023, CMS published a final rule that changes the benefit category for our products to a brace and also published a preliminary payment determination for our HCPCS codes to be discussed at the next bi-annual non-drug public meeting to be held on November 29, 2023. We cannot give any assurance that CMS' regional billing contractors, known as the DME MAC’s, will continue to cover the device on a case by case basis, or at all, or that the amount of reimbursement, if any, will be sufficient to provide a reasonable profit to us, and that the receipt of these codes would result in appropriate coverage and payment terms or otherwise lead to any greater access to our products or reimbursement for such products.

We have submitted several clams to the DME MAC's on behalf of Medicare Part B patients and we received rental payments for patients, covering all of the Medicare billing regions. There is no guarantee that CMS will in fact issue such coverage and payment guidelines. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, whether as outright purchases by patients or on a rental basis, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

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

Revenues from patients who are covered by Medicare Advantage insurance plans are becoming an increasingly significant portion of our overall revenues. For the three and nine months ended September 30, 2023, approximately 59% and 59% of our product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. If CMS does not allow coverage for the MyoPro, or if such coverage is obtained and is subsequently retracted, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

We depend on a single third-party to manufacture key subassemblies for the MyoPro and a limited number of third-party suppliers for certain components of the MyoPro.

While we are the manufacturer of record with the U.S. Food and Drug Administration, or the FDA, for the MyoPro device we sell, we have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the contract manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, or ISO standard 13485.

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

Risks Related to Limited Operating History and Capital Requirements

We have a history of operating losses and our financial statements for the period ended September 30, 2023 include disclosures regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the three and nine months ended September 30, 2023, we incurred a net loss of $2.0 million and $5.7 million, respectively. For the year ended December 31, 2022, we incurred a net loss of $10.7 million. At September 30, 2023, we had an accumulated deficit of approximately $94.5 million. We expect to continue to incur operating and net losses for the foreseeable future, though we have implemented measures to reduce our operating expenses through eliminating costs associated with activities to broaden the number of payers reimbursing for MyoPro. However, there can be no assurance that our cost reduction measures will be effective in reducing our operating expenses, or that these measures would not adversely affect our revenue-generating activities.

Our cash, cash equivalents and short-term investments at September 30, 2023 was approximately $11.1 million. On August 29, 2023, we completed a public offering of our common stock and pre-funded warrants, generating net proceeds of approximately $3.9 million. In January

2023, we completed a public offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In conjunction with the public offering in August 2023, we terminated our Common Stock Purchase Agreement ("Purchase Agreement") with Keystone Capital Partners ("Keystone"). In addition, we reduced the availability under our At-Market Sales facility with Alliance Global Partners (the “ATM Facility”), to $1,000 in order to comply with the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our August 2023 financing not to sell shares under the ATM Facility for a period of one year from the closing date of the offering.

We believe that there is substantial doubt that our cash, cash equivalents and short-term investments at September 30, 2023 will be sufficient to fund our operations and cash requirements for the twelve months from the date of this report, particularly a result of continued uncertainty regarding coverage and reimbursement by CMS. Disclosure of this substantial doubt about our ability to continue operations in the future as a going concern, is disclosed in the notes to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023. Because our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through September 30, 2023, we have delivered more than 2,300 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 1,900 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents and short-term investments at September 30, 2023 totaled approximately $11.1 million. In August 2023, we completed a public offering of our common stock and pre-funded warrants, generating net proceeds of approximately $3.9 million. In January 2023, we completed a follow-on offering of our common stock and pre-funded warrants, raising net proceeds of approximately $5.7 million. In conjunction with the public offering in August 2023, we terminated our Purchase Agreement with Keystone. In addition, we reduced the availability under our ATM Facility to $1,000 in order to comply with the limitations imposed by General Instruction I.B.6 of Form S-3, which limits the amount of securities that we may issue under our registration statement on Form S-3 to one-third of our public float in any 12-month period. We have also agreed with the purchasers in our August 2023 financing not to sell shares under the ATM Facility for a period of one year from the closing date of the offering. There can be no assurance that we will be able to increase the amount available, or sell any or all of the shares under the ATM Facility, or raise significant amounts of capital even if we do. If we cannot use this facility to raise sufficient capital to operate our business, we may be required to utilize more costly and time-consuming means of accessing the capital markets.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2023 contain disclosures regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations. Based on our historical cash burn and future cash requirements, we do not anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations for the next twelve months from the date of this report. We may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Persistent inflation may materially impact our financial operations or results of operations.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture with Ryzur Medical to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau (the "JV Company"). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we received a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. The JV Company paid the remaining $1.7 million of the upfront license fee in April 2023. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a competitive lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

We have certain revenue obligations, or Revenue Obligations under the MIT License. Our revenue exceeded $750,000 for the fiscal year ended December 31, 2022 and for the nine months ended September 30, 2023, which satisfied the Revenue Obligations for each of those fiscal years. The Revenue Obligations are a continuing requirement of the MIT License. MIT has the right to terminate the MIT License upon any future uncured material breach of the agreement or if we fail to make any payments due under the agreement. If the MIT License is terminated for any reason, our business will be harmed. Specifically, if we were to lose access to these licenses, we may be unable to manufacture the MyoPro or develop new products until we obtained access to a comparable technology.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in August 2023 and January 2023, we issued 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of September 30, 2023, we had 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,621,935 unvested restricted stock units outstanding. In addition, there are 24,982 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $40.92 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 9, 2017 to September 30, 2023, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.37 to a split adjusted high of $695.88 per share. During the period from October 1, 2023 to the date of the filing of this report, our stock price has ranged from $0.96 to $1.72.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company” as set forth under the Exchange Act.

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

As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of $72.7 million and $64.7 million, respectively, which begin to expire in the year 2028 and 2023 through 2043, respectively. Additionally, we had U.S. federal and state research and development tax credits, or tax credits, of $0.3 million and $0.1 million, respectively, which begin to expire in the year 2027 and 2036, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carry-forwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $281,000 annual limitation on our ability to utilize pre-ownership change NOL’s and that approximately $437,000 of our NOL’s will expire unutilized. We believe that we may have experienced an ownership change as a result of our follow-on equity offerings in January 2023 and August 2023. As of the date of this report, we have not determined the extent of any further limitations on our ability to utilize our NOL’s. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on August 28, 2023)

10.1	Amendment No. 2 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 contained in the Registrant’s Form S-8 filed on June 28, 2023).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 104

The following materials from the Company’s Quarterly Report Form 10-Q for the three and nine months ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Cash Flows and (vi) Notes to Condensed Consolidated Unaudited Financial Statements.

The cover page from the Company’s Quarterly Report on From 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

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

Date: November 7, 2023

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)