Form 10-K
period 2023-12-31
MYOMO, INC.
filed 2024-03-08
CIK 1369290

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2023 was $9,527,470. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 1, 2024, the registrant had 28,487,168 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

Auditor Firm Id:	688	Auditor Name:	Marcum, LLP	Auditor Location:	New York, NY, USA

MYOMO, INC

2023 FORM 10-K ANNUAL REPORT

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

•
We have a history of operating losses. Factors both within and outside of our control could result in a delay in our ability to achieve cash flow breakeven on a quarterly basis.
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
•
We may not be able to obtain adequate levels of third-party payer reimbursement, including reimbursement by Medicare, for our products.

•
We depend on a single third-party to manufacture key subassemblies for the MyoPro, and a limited number of third-party suppliers for certain components of the MyoPro.

•
We sell to orthotics and prosthetics providers and distributors who are free to market products that compete with the MyoPro, and we rely on these distributors to market and promote our products in accordance with their U.S. Food and Drug Administration, or FDA, listings, select appropriate patients and provide adequate follow-on care.

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

We own various U.S. federal trademark registrations, certain foreign trademark registrations and applications, and unregistered trademarks, including the following registered marks referred to in this Annual Report on Form 10-K: “MyoPro ® ”, “MYOMO” ®, “MyoPal” ® and “MyoCare” ®. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent possible under applicable law, their rights thereto.

Item 1. Business

Overview

We are a wearable medical robotics company that offers functional improvement for those with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or paralyzed arm to enable and help improve functional activities of daily living, or ADLs, in the home and community. It is custom-fabricated by trained professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help improve function in adults and adolescents with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We primarily provide devices directly to patients and bill their insurance companies directly, a sales channel we refer to as direct billing. Under direct billing, we evaluate, measure and fit the MyoPro devices using our own clinical staff or as circumstances dictate, utilize the clinical consulting services of orthotics and prosthetics, or O&P, professionals, for which they are paid a fee. We also sell our products through various other sales channels, including through O&P providers, the Veterans Administration, or VA, and to our distributors in certain accounts and geographic markets outside the United States. We operate as one business segment.

Our goal is to address the need to help regain function to individuals who have suffered partial paralysis and can no longer support or move their arm or hand despite the best efforts of surgeons and rehabilitation therapists.

Our solution, the MyoPro custom fabricated limb orthosis, is for the upper limbs. The concept was originally pioneered in the 1960s, refined in the labs of the Massachusetts Institute of Technology, or MIT, and made commercially feasible through our efforts. Partial paralysis is severe muscle weakness or loss of voluntary movement in one or more parts of the body. The MyoPro is listed in the United States with the FDA as a Class II (510(k)-exempt) device (Biofeedback Device). We believe it is the only device commercially available in the United States that is able to help neuromuscular-impaired people who have been through therapy and have been left with partial paralysis regain function in weak arms and hands using their own muscle signals. The device consists of a portable arm brace made of a lightweight metal and includes advanced signal processing software, non-invasive sensors, small motors, a lightweight battery unit, and 3D printed materials which are unique for each patient's arm and hand measurements. The product is worn to support the arm and hand and as a functional aid for reaching and grasping and has also been shown to have therapeutic benefits for some users to increase motor control.

The MyoPro’s control technology utilizes an advanced human-machine interface based on non-invasive, patented electromyography, or EMG, control technology that continuously monitors and senses, but does not stimulate, the affected muscles. The patient self-initiates movement through his or her weakened muscle signals that indicate the intention to move. In addition to supporting the weakened limb, the MyoPro functions as a neuro-muscular orthotic by helping regain function to the impaired limb similarly to a myoelectric prosthetic for an amputee. It is prescribed by physicians and provided by trained clinical professionals as a custom-fabricated myoelectric elbow-wrist-hand orthosis.

In addition to stroke patients, we believe our technology may be used on medically appropriate patients to improve upper extremity movement in patients with peripheral nerve injury, spinal cord injury, cerebral palsy, traumatic brain injury, and other neurological disorders, depending on the individual patient’s condition.

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform, sized for adults, adolescents and children. We expect to introduce the MyoPro3, which will include further improvements over the MyoPro2+, and our MyoPal device for pediatric use at a future date.

The addressable market in the United States for products directed at all individuals with upper extremity paralysis, such as our MyoPro, is based on an estimated prevalence population of 3 million existing cases of upper extremity paralysis and our estimate that up to 20% of such individuals may be medically qualified candidates for a MyoPro whose insurance may reimburse for the device, which now includes Medicare Part B beneficiaries. In addition, approximately 250,000 new patients are added to the prevalence population each year in the United States as a result of strokes, brachial plexus injuries and other afflictions. Though not all these new chronic patients are suitable for a

MyoPro, we believe that between 25,000-50,000 of these patients per year could be. According to the National Institutes of Health, it is estimated that nearly 75% of all strokes occur in people aged 65 and over. With Medicare Part B poised to begin reimbursing on a lump sum basis for the MyoPro and Medicare Advantage plans obligated to follow suit, assuming medical necessity is demonstrated, we believe our market opportunity is substantial.

To assess whether an individual is a medically-qualified candidate for a MyoPro, we and our distribution partners utilize a variety of techniques to evaluate patients, including tele-health video conference sessions, in-person evaluations, screening days at various locations, and evaluations at clinical facilities where therapists and physicians refer patients for a MyoPro, which requires a physician’s prescription to be reimbursed by insurance. We use various media to educate individuals about the MyoPro solution for their impaired limbs, and we receive referrals from O&P providers and healthcare facilities such as VA Medical Centers.

In most cases, private health insurance companies reimburse providers for the MyoPro device. If we are serving the patient directly, then we bill the payer as the provider. If an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. In November 2018, the Centers for Medicare and Medicaid Services, or CMS, issued two billing codes for the MyoPro, L8701 and L8702. In November 2023, CMS reclassified the MyoPro into the brace benefit category, effective January 1, 2024. Previously, CMS had classified the MyoPro as durable medical equipment, reimbursed on a rental basis. With the classification as a brace, the MyoPro is eligible to be reimbursed on a lump sum basis by CMS similar to other commercial insurance payers. Finally, on February 29, 2024, CMS published final payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and for the MyoPro Motion G (L8702) of approximately $65,900, effective April 1, 2024.

We hold 24 patents in the United States and various countries, which expire at various times from 2027 through 2039, and we have 14 pending patent applications in the United States and international markets. Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

We are headquartered in Boston, Massachusetts.

Market Opportunity: Common Causes of Arm Paralysis

Stroke

According to the Centers for Disease Control and Prevention, or the CDC, stroke is one of the leading causes of disability in the United States affecting approximately 800,000 people per year. We have working relationships with rehabilitation facilities in the United States, including the Mayo Clinic, Cleveland Clinic, Spaulding Rehabilitation Hospital, Loma Linda University Medical Center, Kennedy Krieger Institute, and numerous VA Medical Centers, and we have developed an appropriate set of inclusion criteria to determine which persons that are affected by stroke would be medically qualified for the intervention.

Many stroke survivors are left with hemiparesis, a partial paralysis of one side of the body, which impacts the ability to use their arm and/or hand. Occupational therapy is the common treatment recommended to regain native function for these individuals, and some do recover some movement of the upper limb. However, after a period of therapy, many patients plateau and continued therapy does not tend to result in significant further improvement. These chronic patients then enter the prevalence population and become potential candidates for the MyoPro, which we believe is the most effective alternative for regaining function for these individuals.

Vehicular and Workplace Accidents

One application for the MyoPro is to support the weak arm and help regain arm function to individuals who have suffered peripheral nerve injuries. A common outcome of vehicular and workplace accidents is damage to the nerves in the shoulder known as the brachial plexus. Many individuals recover from their related trauma with the exception of the ability to control their elbow and/or hand. Nerve transfer surgery is often a solution; however, these procedures are not always restorative. In some cases, patients undergo amputation and receive myoelectric prosthetics rather than deal with a paralyzed arm. One of the leading medical facilities in the United States for treating brachial plexus injuries is the Mayo Clinic. We have been working with surgeons at the Mayo Clinic who have incorporated the MyoPro into their surgical post-operative treatment protocol to help improve function in upper limbs.

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

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. According to Boston Children’s Hospital, one to three births out of 1,000 involve a brachial plexus injury, with roughly 20-30% resulting in arm paralysis. We have been testing our planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and this new version of the MyoPro, which we refer to as MyoPal, is expected to be available to these patients during calendar year 2025.

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

Our Solutions

Although commercial products for powered prosthetics have been available since the 1970s, we believe that powered orthotics have been held back by issues related to weight, comfort, and the technological capability of microprocessors and software. The MyoPro is a custom fabricated limb orthosis. It is created individually for each patient, which is done by using 3D printing techniques for the orthotic components, where the measurements can be obtained either in-person or remotely. Using remote measurement for the orthotic components can reduce the number of in-person visits by our clinical field staff.

Orthotic devices are provided by clinical professionals who fit these devices. According to the American Orthotics and Prosthetics Association, there are more than 2,000 member O&P facilities located in the United States. Additionally, the VA has been a pioneer in O&P. In fact, the design of the MyoPro Motion G powered grasp product is rooted in research conducted at the Boston-area VA in the 1990s. This research demonstrated that it is technically feasible to design a myoelectric elbow-hand orthosis; however, we believe that the product was not commercially practical until we were able to incorporate recent technological developments such as improved microprocessors and software, lightweight materials and motors, and smaller batteries to create an acceptable orthosis for users.

The MyoPro can enable individuals to self-initiate and control movements of a partially paralyzed or weakened limb using their own muscle signals. When the user tries to move, our patented EMG control system uses sensors to detect the weak muscle signal and to activate a motor to move the limb in the desired direction. The user is in control of their own limb; the brace amplifies their weak muscle signal to regain function to the affected joint. Importantly, the EMG-driven device requires that users are actively engaged throughout the movement; if they stop trying to move, the device stops. With our product, someone who has upper extremity paralysis from a brachial plexus injury, stroke or other neuromuscular disorder can experience improved function in performing ADLs including feeding, reaching and lifting.

Each MyoPro brace is custom fabricated for each patient for optimum fit, mobility and performance. To qualify for a MyoPro, candidates must meet a comprehensive set of requirements determined by a trained clinical professional during an evaluation. These criteria include long term partial paralysis, detection of a muscle signal sufficient to control the device, demonstrated cognitive abilities, and lack of other conditions that might limit the effectiveness or safety of the device such as use of certain pharmaceuticals, high levels of pain, or limits to range of motion, as well as falling within measurement limitations for the arm and hand to be able to fit into the device. Finally, candidates must have meaningful and achievable functional goals that can realistically be accomplished with the device that cannot otherwise be achieved with other interventions.

Should the individual qualify, we (in the case of direct billing) or the O&P provider will determine whether the device may be covered by the individual’s health insurance. If reimbursement is approved and the individual is a suitable candidate for a MyoPro, then the fabrication and fitting process is undertaken:

•
First, we capture the shape of the patient’s arm, using our shape capture kit, which can be completed in-person or remotely. Once the patient’s arm measurements are captured, the orthotic parts are 3D printed based on these measurements. The fabrication of the brace is completed in-house.
•
Fabrication typically takes approximately 2 weeks. Once the brace is fabricated, it is delivered to the patient either by us or by an O&P practice, who will fit the device on the patient. During this fitting, the device will be calibrated to the user’s individual muscle signal profile using our proprietary software, and adjustments to the brace can be made to optimize fit.
•
The patient is provided with initial training and a set of take-home tasks to practice with the brace donned. We also provide a video game platform called MyoGames, which offers the patient an additional means to master the device. We or the O&P provider will also refer the MyoPro user to a local therapist for continued training and practice with their new device, and we have a staff of occupational therapists and other qualified clinicians who train and support these therapists. In addition, under our MyoCare program, a coach is assigned to each patient and follows and guides the patient for the first year of the patient’s journey with the MyoPro in order to maximize each patient’s outcomes with the device.

We believe that the use of the MyoPro is compelling since it enables functional improvement that can help users improve their ability to perform ADLs, which may allow them to return to work or improve their ability to be independent and remain at home. According to the CDC, 7% of adults aged 65 and over in the United States require daily help with ADLs, with such long term support services consuming more than 13% of all healthcare spending. With approximately 70 million baby boomers now in or headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

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

We have continually enhanced our product offerings by increasing functionality for users by the addition of a multi-articulated wrist and introducing a powered grasp for the hand. Our flagship product is the MyoPro 2, introduced in June 2017, which features improvements in control technology, new configuration software and user interface, and a longer-lasting, pop-out battery for extended use of the brace and convenient replacement. In January 2022, we introduced the MyoPro2+, which is a lighter and more advanced version of the device, which includes 3D printed orthotics capability, software enhancements and a new design that facilitates easier donning and doffing of the device.

We plan, depending on available resources, to continually improve our system architecture and develop new product innovations based on our product roadmap and clinician feedback to increase the value and breadth of our product offerings.

Clinical Research Studies

Evidence of effectiveness involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of the technology to regain function to a paralyzed joint as well as the real-world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. In 2023, a study was published based on data obtained from our internal outcomes patient registry that compared functional task performance while wearing a MyoPro. The results showed that the MyoPro provides stabilizing support to the weak warm of individuals after a stroke and enables individuals to use their impaired arm to complete functional tasks independently in the home environment. An additional study has been completed and accepted for publication that used a validated outcome measure called Disabilities of the Arm, Shoulder and Hand, or DASH, to study improvements in the arms of patients that wear a MyoPro. The results showed statistically significant and clinically meaningful improvement in DASH scores. In addition to this research, several institutions have active funded research programs. In February 2022, researchers with the Cleveland VA published a study showing clinically significant gains in motor function in individuals with chronic moderate-to-sever arm weakness. Currently funded studies include a randomized control trial by the Kessler Foundation, using the MyoPro to study the restoration of upper extremity motor function in people with spinal cord injury, and a recently initiated randomized control trial at the Cleveland VA using the MyoPro for stroke patients using motor learning in therapy and home use. In non-clinical based research, the University of Utah has been awarded grant funding to study and improve the control systems that communicate muscle intention for better control of the motors on the MyoPro brace. This could lead to future collaboration between Myomo and the University of Utah if new intellectual property is developed.

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

To generate awareness and interest in our products, we perform in-services for therapists and physicians, and we directly educate and inform those individuals who are potential candidates for our products. In addition, we utilize digital ads on various platforms as well as television ads. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider evaluates the patient for their suitability as a candidate. In instances where we are the provider, the initial clinical screening is often conducted using a telehealth platform. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is typically obtained from the patient’s physician. Once these documents are obtained, our patient advocacy team submits a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to measure the patient’s arm, create the orthotic parts, then fabricate the MyoPro and deliver it to the patient. This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through distributors in Europe and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and nearly 100 VA facilities have already ordered devices for their patients.

Since we began marketing our products directly to patients in 2019, our business development efforts have focused on developing a pipeline of patients in our reimbursement process and expanding the number of payers reimbursing for our products. Beginning in 2023, our business development efforts focused only on those payers that have previously reimbursed for the MyoPro. As of December 31, 2023, 1,042 patients were in our reimbursement pipeline, an 18% increase compared to 883 patients in the pipeline at December 31, 2022. As of December 31, 2023, 230 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, or in the case of Medicare Part B patients, those who have been qualified for delivery through receipt of required medical documentation, but revenue has not been recognized. This represents a 40% increase over 164 patients in backlog at December 31, 2022. The estimated maximum potential revenue value of the backlog is approximately $9.9 million.

To bring the MyoPro to what we believe is the large number of potential patients outside of the United States. In July 2017 we met the criteria to apply the CE mark under the European Union (EU) Medical Devices Directive (93/42/EEC), or EU MDD, which is a manufacturer’s declaration that the product complies with the essential requirements of such legislation, so that the MyoPro can be marketed in the EU. The EU Medical Devices Regulation (EU) No. 2017/745, or the EU MDR, repealed and replaced the EU MDD on May 26, 2021 and we therefore worked with our EU-Authorized Representative to ensure all EU MDR requirements were met, which enables us to establish a new declaration of conformity under the EU MDR to allow continued CE mark application. In October 2017, we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into distribution agreements with O&P providers in the United Kingdom, Denmark, Germany, Italy and Australia, and have received a number of MyoPro orders from providers outside the United States in 2023, primarily from Germany.

Competition

An individual with difficulty walking has a wide range of technological alternatives from canes and crutches to powered wheelchairs and exoskeleton suits. However, those with paralysis of the arm, wrist, and hand, whose physical challenges that we seek to address, have few options to regain function.

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

Intellectual Property

Our intellectual property efforts have focused on improvements to the patents that we licensed from MIT, which expired in 2023. Myomo has 24 of its own issued patents. These additional patents cover our MyoPro Motion G product. The Motion G product, which allows for the movement of multiple joints as compared to a single joint, which is the technology that underlies the patents previously licensed from MIT. The Motion G generated 96% of our product revenue for the year ended December 31, 2023. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s two U.S. patents issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). In September 2020, Myomo’s fourth U.S. patent was issued entitled Powered Orthotic Device and Method of Using the Same (U.S. Pat No. 10758394B2). Similar patents have been issued in China, Hong Kong, and Japan and is validated (currently in force) in six European countries (European Patent No. 3307225). We also have 3 pending U.S. patent applications and 8 foreign applications under examination. We plan to continue to file additional patent applications over time. The longest term of our patents extends intellectual property rights until 2039.

In terms of trademarks, the terms Myomo, MyoPro, MyoPal and MyoCare are registered as trademarks with the U.S. Patent & Trademark Office. Our trademarks were initially registered in 2013 and 2014, and we have been making the required filings to maintain our trademarks.

Government Regulation

The MyoPro device and our operations including our supply chain and distribution channels are subject to regulation by the FDA and various other U.S. federal and state agencies. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified as Class I, Class II or Class III, depending on the degree of risk associated with the device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA premarket review. We have elected to list the MyoPro Family of products under a Class II device classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a battery powered, external limb orthosis device that is indicated for muscle relaxation or muscle re-education are generally 510(k)-exempt under the classification regulation. While we believe our device to be exempt from FDA premarket review, our device is subject to FDA’s post-market requirements, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

We are also subject to regulation by foreign governmental agencies in connection with international sales. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. In the EU, medical devices are regulated under the Medical Devices Regulation (EU) No. 2017/745, or the EU MDR, which repealed and replaced the previous Medical Devices Directive 93/42/EEC, or EU MDD, on May 26, 2021.

The EU MDR, among other things:

• strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the EU MDD) and reinforces surveillance once they are available;

• establishes explicit provisions on manufacturers’ responsibilities for the follow up of the quality,

performance and safety of devices placed on the market;

• establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;

• imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;

• improves the traceability of medical devices throughout the supply chain to the end user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk; and

• sets up a central database (EUDAMED) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

Under the EU MDR, all medical devices placed on the market in the EU must meet the relevant general safety and performance requirements laid down in Annex I to the EU MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. In addition, a medical device must be safe and effective and must not compromise the clinical condition or the safety of patients. To demonstrate compliance with such general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Demonstration of conformity with the general safety and performance requirements includes a clinical evaluation. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU MDR. Under this system, serious incidents and field safety corrective actions , or FSCAs must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the EU MDD continue to apply. A serious incident is defined as any incident, which, directly or indirectly, led, might have led or might lead to the death of a patient or user or other person, or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health, or a serious public health threat. In addition, among the new requirements of the EU MDR, manufacturers (and authorized representatives) must have available within their organization at least one person responsible for regulatory compliance, or PRRC, who possesses the requisite expertise in the field of medical devices. The PRRC is notably responsible for compliance with post-market surveillance and vigilance requirements. The European Commission has adopted various standards applicable to medical devices and there are additionally harmonized standards relating to the design and manufacture of medical devices (such as the ISO13485 standard) which are not mandatory however, if complied with, indicate that the device satisfies the applicable element of the general safety and performance requirements.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU member states plus Norway, Liechtenstein and Iceland.

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

In addition to our EU authorization as outlined above, we have a Medical Device License for Canada. In addition, Myomo has obtained certification of our Quality System, or QS, to the Medical-Device-Single-Audit-Program, or MDSAP. This certifies compliance of the QS for sales in the United States, Canada, Brazil, Australia, and Japan. If we enter into other jurisdictions with additional international partners, we will need to seek the appropriate government approval to supply the devices in these countries. If we fail to comply with applicable foreign regulatory requirements, we may be subject to various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Healthcare and Privacy Laws and Regulation

As an accredited Medicare provider, we are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, CMS, other divisions of the Department of Health and Human Services, or HHS, such as the Office for Civil Rights or the Office of Inspector General, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Additionally, healthcare providers and third-party payers play a primary role in the recommendation of medical devices and other medical items and services. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which makes it illegal for any person, including a medical device manufacturer and DME suppliers (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, or in return for, that is intended to induce or reward referrals, including the purchase, recommendation, order of a medical device or DME for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus imprisonment and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•
the federal civil and criminal false claims laws, including the FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. DME companies that submit claims directly to payers may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could, despite efforts to comply, be subject to challenge under one or more of such laws. Moreover, efforts to ensure that our business arrangements comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Health Insurance Reimbursement

In the United States and markets in other countries, patients who are prescribed medical devices for their conditions and providers delivering the prescribed devices generally rely on third-party payers to reimburse all or part of the associated healthcare costs. MyoPro devices are typically reimbursed by the patient’s health insurance plan, which include government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. To obtain approval for reimbursement, payers require various items which may include a physician’s written order, a history of the patient’s medical condition and past treatment, and demonstration of medical necessity. Factors payers consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective, and medically necessary; appropriate for the specific patient; cost effective, and neither experimental nor investigational.

Our Patient Advocacy Team assists patients in developing and submitting this documentation for coverage of the prescribed MyoPro. Since the MyoPro is a relatively new device, payers may not be familiar with the device, and in some cases, payers may deem it to be experimental or investigational and establish non-coverage policies for the device. National and regional commercial plans, worker’s compensation programs, auto insurance carriers, Medicare Advantage plans, and some state Medicaid plans have paid for the MyoPro orthosis on a lump sum basis. CMS has reimbursed a number of Medicare Part B beneficiaries for a MyoPro on a rental basis. Beginning January 1, 2024, CMS is able to reimburse for the MyoPro on a lump sum basis. For payers other than CMS, the reimbursement process usually requires obtaining a pre-authorization for the MyoPro from the patient's insurer, and if the authorization request is initially denied by the payer, we may provide support to the patient, or the O&P provider as the case may be, in appealing the decision. We have been successful in obtaining coverage for the MyoPro on a case by case basis and we continue to follow up on other cases in our reimbursement pipeline which are pending an insurance decision.

As of January 1, 2019, two HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, went into effect. CMS elected to classify the MyoPro for Medicare beneficiaries as DME to be provided to patients under a capped rental payment system. In November 2023, CMS reclassified the MyoPro billing codes (L8701 and L8702) into the brace benefit category, which makes the MyoPro eligible to be reimbursed on a lump sum, rather than a rental basis. We have submitted, and been paid for, a number of claims on both a rental basis and now on a lump sum basis, since we first started submitting claims in the first quarter of 2023. These claims are being reviewed by CMS’s administrative contractors referred to as the DME MACs, on the basis of individual consideration. This means claims are being individually reviewed for medical necessity as a condition for reimbursement. We expect that claims will continue be reviewed in this manner for the near term. At some point in the future, the DME MACs will reimburse claims upon submission and conduct post-reimbursement audits to determine if the patient met CMS' reimbursement criteria.

In conjunction with our reclassification into the brace benefit category, on February 29, 2024, CMS published final average payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and for the MyoPro Motion G (L8702) of approximately $65,900, effective April 1, 2024. Once the final fees are effective, Medicare Advantage insurance plans are obligated to reimburse for the MyoPro, so long as the device is deemed to be medically necessary for their beneficiaries, which will continue to be determined on a case-by-case basis.

Based on the final published fees, our O&P partners, as well as others whom we do not work with today, may find the fees sufficient to cover the cost of the MyoPro device, the clinical services to evaluate and fit patients, and the other support services associated with provisioning of products to patients, which may result in higher sales volume from that channel.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect until 2032. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Manufacturing

Myomo’s custom fabricated orthosis is comprised of two elements. The first is the electromechanical kit. The kit consists of the motor units, processor, sensors, and battery. Manufacturing for the electromechanical kit is provided by our supplier Cogmedix, a wholly owned subsidiary of Coughlin Companies in Worcester, MA. The second element is the custom fabrication of the orthosis itself from measurements obtained either in person or remotely. A third-party, AB Corp, creates the orthotic parts from these measurements and the fabrication of the device is done in our facility in Boston, Massachusetts.

Coverage for the MyoPro from CMS is expected to increase sales volumes for the MyoPro. We have the ability to increase capacity at our facility in Boston to approximately 100 units per month, which is approximately double our current capacity, by adding additional labor and running a second shift. If the volume and geographic reach of our sales expand further, we may seek additional sources for manufacturing and custom fabrication of the devices as our needs may require, or expand our manufacturing space and capacity.

Employees and Human Capital

As of December 31, 2023, we employed a total of 101 full time employees and 5 part time employees. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees and personnel. Our plan to increase clinical, reimbursement and manufacturing capacity in 2024 involves the hiring of more than 50 employees by the end of the second quarter of 2024. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, support for programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. We value diversity at all levels and seek to make our workforce as diverse and inclusive as we can and offer advancement opportunities based on merit and performance.

Corporate Information

We were incorporated in the state of Delaware on September 1, 2004. On June 9, 2017, we executed our initial public offering, and our common stock trades under the symbol “MYO.” Our principal executive offices are located at 137 Portland St., 4th Floor, Boston, Massachusetts 02114, and our telephone number is (617) 996-9058.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.myomo.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. In addition, our Code of Business Conduct and Ethics and Charters of our Audit Committee, Compensation Committee, Technology, Quality, and Regulatory Committee, Nominating and Corporate Governance Committee and Lead Independent Director are available on our website and are available in print to any stockholder who requests such information.

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

Risks Associated with Our Business

Risks Related to Our Operating and Financial Results

We have a history of operating losses. Factors both within and outside of our control could result in a delay in our ability to achieve cash flow breakeven on a quarterly basis.

We have a history of losses since inception. For the years ended December 31, 2023 and 2022, we incurred net losses of $8.1 million and $10.7 million, respectively. At December 31, 2023, we had an accumulated deficit of approximately $96.9 million. The extent and duration of future operating and net losses will depend on our ability to hire at least 50 to 60 additional employees in 2024 as we have planned to increase our clinical, reimbursement and manufacturing capacity and the ability of our supply chain to meet our volume requirements without disruption. We believe it is achievable to be cash flow breakeven on a quarterly basis by the fourth quarter of 2024. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents and short-term investments at December 31, 2023 was approximately $8.9 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. We believe that our existing cash at December 31, 2023, together with the net proceeds from our January 2024 financing will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as have been referred to above, the timing of our ability to achieve cash flow breakeven could extend beyond the fourth quarter of 2024 and additional capital may be required.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a single insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus our lead generation efforts in geographical areas of the country where insurers who have previously reimbursed for the MyoPro operate their businesses. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 38% of total product revenues during the year ended December 31, 2023. With a small number of exceptions, appeals filed with the payer have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

If CMS amends or retracts coverage requirements, insurers offering Medicare Advantage insurance plans may no longer reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans have become a significant portion of our overall revenues. For the year ended December 31, 2023, approximately 57% of our product revenues were derived from patients with Medicare Advantage insurance plans. If CMS amends or retracts its November 2023 rule classifying MyoPro as a brace or amends or retracts any published fees, insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “-Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

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

Sales of our device depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement.” Third-party payers are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on our distributors’ ability to obtain reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2023, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. Starting in 2023, we no longer pursue sales to patients whose insurance payers have not previously reimbursed for the MyoPro. In the event we are unsuccessful in obtaining coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement.”

We began submitting claims to the DME MACs on behalf of Medicare Part B beneficiaries in March 2023. A total of 40 claims have been submitted and payments have been received for 21 patients either as rentals or as purchases as of the filing date of this Annual Report on Form 10-K, covering all four of the DME MAC billing regions. The other claims remain under review. There is no guarantee that we will receive payment for any unapproved claims. In addition, decisions by CMS or other governmental payers on whether and to what extent they would cover our products, as well as decisions on what basis they would cover our products, may impact similar coverage decisions by private payers that may follow the decisions by governmental payers.

In connection with Medicare reimbursement, in November 2023 CMS reclassified the MyoPro from the durable medical equipment benefit to the brace benefit category effective January 1, 2024, thereby allowing for lump sum reimbursement. If CMS's Medicare administrative contractors, referred to as the DME MAC's, agree to reimburse for submitted claims, such reimbursements are expected to be on a lump sum basis for claims submitted after January 1, 2024. In addition, on February 29, 2024, CMS published final average payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and the MyoPro Motion G (L8702) of approximately $65,900, effective April 1, 2024. We believe that despite the publication of a final fee, our claims are expected to be evaluated on a case-by-case basis during most of 2024.

There can be no assurance that the final fees will be sufficient to permit us to generate gross margin required to allow us to operate on a profitable basis. Third-party payers also may continue to deny coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to operate profitably could negatively impact market acceptance of MyoPro.

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

We also rely on third-party suppliers, including AB Corp, for 3D printed orthotic components. Some third-party suppliers contract directly with Cogmedix, to supply certain components of the MyoPro products. Cogmedix does not have long-term supply agreements with most of their suppliers and, in many cases, makes purchases on a purchase order basis. We do not have any long-term supply agreements directly with Cogmedix’s suppliers. Our ability and Cogmedix’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If we, or Cogmedix, fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, or fail to effectively oversee the regulatory compliance of the supply chain, we could face regulatory enforcement, have to conduct recalls, lose customer orders, our reputation may be harmed, and our business could suffer.

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

While we currently believe we have sufficient inventory in our supply chain in the near term, if we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions from public heath crises, such as the Covid-19 pandemic, or other factors, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies continue to experience shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future.

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through December 31, 2023, we have delivered more than 2,400 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 2,000 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents, and short term investments at December 31, 2023 was approximately $8.9 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash and proceeds from our registered direct offering in January 2024 will be sufficient to enable us to achieve cash flow breakeven on a quarterly basis, which we believe is achievable by the fourth quarter of 2024, assuming that we are able to hire at least 50 additional employees during the first half of 2024 as we have planned to increase our clinical, reimbursement and manufacturing capacity, and our supply chain is able to meet our volume requirements without disruption. If additional capital is required to achieve cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Persistent inflation may materially impact our financial operations or results of operations.

Inflation has remained persistent during the period covered by this Annual Report on Form 10-K, and is expected to remain elevated for the near future. Inflationary factors, such as increases in the cost of our raw materials, manufacturing, interest rates and overhead costs may adversely affect our operating results. The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor internally or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV") with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we were entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. As of December 31, 2023, we received full payment of the $2.7 million license fee and have received payment for MyoPro control units of $50,000. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Moreover, there are significant costs and risks inherent in selling our products in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed. For example, we have entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd., to manufacture and sell the products containing the Company’s technology in China, Hong Kong, Taiwan and Macau. In connection with this joint venture, we may encounter challenges in working with our joint venture partners, including with respect to compliance with local laws and domestic laws related to foreign operations.

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

Our products are regulated as medical devices in the United States under the FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See section titled “Business — Government Regulation.”

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, or PMA, application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement, a device which is generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the United States for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

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

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register the MyoPro once it is already on the market or otherwise impact our ability to market the MyoPro in the United States or other countries. For example, on February 2, 2024, the FDA published a final rule to amend its QSR requirements to align more closely with the international consensus standards for medical devices by converging with quality management system, or QMS, requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation, or QMSR, and is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. For instance, the FDA may issue mandates, known as 522 orders, requiring us to conduct post-market surveillance studies of our devices. Failure to comply could result in enforcement of the FFDCA against us or our products including an agency request that we recall our MyoPro products.

Our relationships with healthcare providers and physicians and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section titled “Business – Government Regulation – Healthcare Privacy Laws and Regulations.”.

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

Risks Related to Cybersecurity and Data Protection

Our internal computer systems and infrastructure, or those of our customers, collaborators, contractors, or other third parties, may be subject to cyber-attacks or security compromises or breaches, which could result in a material disruption of our product development programs, damage to our reputation or financial condition.

Despite the implementation of security measures, our internal computer systems and infrastructures and those of our customers, collaborators, contractors, or other third parties are vulnerable to damage, compromise or interruption from computer viruses, unauthorized access, misuse, or other security compromises or breaches. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, social engineering and business email compromises, and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity and availability of systems and information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. A cyber-attack or security compromise or breach could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

In the ordinary course of our business, we collect and store confidential and/or proprietary information or other sensitive information, including, among other things, personal information about our employees and patients, intellectual property, and proprietary business information. Any cyber-attack or security compromise or breach that leads to unauthorized access, use, disclosure, loss, corruption or other compromise of confidential and/or proprietary information or other sensitive information could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations, including those that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information technology systems, infrastructure, and networks of our company and our vendors, including personal information of our employees, and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems and infrastructure or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. If a breach or compromise of our information technology systems or infrastructure or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

We could be required to expend significant amounts of money and other resources to detect, mitigate and respond to these threats, compromises, or breaches and to repair or replace information technology systems infrastructure or networks and could suffer financial loss or the loss of valuable confidential and/or proprietary information. In addition, we could be subject to regulatory actions, inquiries, investigations, orders, penalties, fines, and/or claims made by individuals and groups in private litigation, including those involving privacy and security issues related to data collection and use practices and other data privacy and security laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process designed to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent or adequately address cyber-attacks or security compromises or breaches that could adversely affect our business.

We, our collaborators and our service providers may be subject to a variety of privacy and data protection laws, regulations and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to fines or other penalties and otherwise harm our business and operations.

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (FTC) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act, or CCPA, is a comprehensive law that creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act (CPRA), created additional obligations with respect to processing and storing personal information.

Similar consumer privacy laws have passed or come into force in more than a dozen U.S. states. Like the CPRA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. In addition, federal and state legislators and regulators have signaled their intention to further regulate health and other sensitive information, and new and strengthened requirements relating to this information could impact our business. At the state level, some states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which comes into force in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal data, including personal health data in the European Economic Area, or the EEA and the UK is governed by the provisions of the EU General Data Protection Regulation, or EU GDPR (with regards to the EEA) and the UK General Data Protection Regulation, or UK GDPR, or UK GDPR (with regards to the UK), as well as applicable data protection laws in effect in the member states of the EEA and in the UK (including the UK Data Protection Act 2018). In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to the processing of personal data by any company established in the EEA/UK and to companies established outside the EEA/UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA/UK , including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of any non-compliance with the GDPR and any supplemental EEA Member State or UK national data protection laws, we could be subject to warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to €20,000,000 (£17.5 million for the UK GDPR) or 4% of total annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR imposes strict rules on the transfer of personal data outside of the EEA or the UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless adequate safeguards (such as the European Commission approved standard contractual clauses , or SCCs, or the UK International Data Transfer Agreement/Addendum or IDTA and transfer impact assessments carried out when relying on the SCCs and UK IDTA. The international transfer obligations under the European data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government has introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Digital Information Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission, which may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European and UK-based activities.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. We licensed two core patents from Massachusetts Institute of Technology, or MIT, which expired in November 2023. While we have enhanced our patent portfolio since we entered into the license agreement with MIT in 2006, including patents which cover the movement of multiple joints, the expiration of the original MIT patents may result in new entrants to the market in the United States. In addition, we rely on trade secrets law to protect our proprietary software and product candidates or products in development.

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

Filing, prosecuting, maintaining and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are currently limited to selected countries in the European Union, or EU, China, Hong Kong, and Japan. In addition, the laws of some foreign countries, especially developing countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331), “MYOMO” (Registration No. 4,451,445), “MyoPal” (Registration No. 6,086,533) and “MyoCare” (Registration No. 6,579,736) in the United States. The MyoPro mark is registered in Canada and in selected EU, countries with pending registration. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third-party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in January 2024, August 2023 and January 2023, we issued 224,730, 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of December 31, 2023, we had 8,271,519 shares issuable upon the exercise of pre-funded warrants with an exercise price of $0.0001 per share, and 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,501,659 unvested restricted stock units outstanding. In addition, we had 24,529 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $41.13 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from December 31, 2022 to December 31, 2023, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.37 to a high of $5.58 per share. During the period from January 1, 2024 to the date of the filing of this report, our stock price has ranged from $2.69 to $5.04.

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

Risks Related to Internal Controls

We are a "smaller reporting company” under the reporting rules set forth under the Exchange Act. For so long as we remain a “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “smaller reporting companies.”

We are a “smaller reporting company.” For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (so long as we remain a non-accelerated filer) and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements.

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

As of December 31, 2023, we had U.S. federal and state net operating loss, or NOL, carryforwards of $77.4 million and $72.7 million, respectively, which begin to expire in the year 2028 and 2024 through 2044, respectively. Additionally, we had U.S. federal and state research and development tax credits, or tax credits, of $0.4 million and $0.2 million, respectively, which begin to expire in the year 2026 and 2033, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carry-forwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years and as recently as January 2023. The result of these ownership changes is that we have a $64,000 annual limitation on our ability to utilize pre-ownership change NOL’s and that approximately $20.0 million of our federal NOL's and $48.0 million of our state NOL's will expire unutilized. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We utilize a third-party managed security service provider to support our information technology services, which include ongoing support for the management of cyber risks and protection of our information technology infrastructure. Our critical business applications are provided and managed by third party cloud software providers.

Our cybersecurity risk management strategy is informed by a recent cyber risk assessment conducted in consultation with our third party managed security service provider. The assessment was informed by industry standards and included an evaluation of our cybersecurity controls. We also leverage our managed security services provider and other third-party consultants, providers, and technologies to support our efforts to monitor, identify, and address cybersecurity risks, including managing our monitoring and alerting tools and conducting periodic assessments of certain system applications. Our efforts to address cybersecurity risks and also include training employees, both from programs provided by our third-party managed security service provider and internal policies and training, which are designed to increase awareness of cybersecurity threats.

We have a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, including through review of applicable certifications and security reports, where available, and contractual requirements, as appropriate.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we could, from time to time, experience threats and communicate security incidents relating to our and our third-party vendors' information systems. For more information please see the section entitled "Risks Related to Cybersecurity and Data Protection" in Item 1A- Risk Factors. We maintain an incident response and a disaster recovery plan, which includes plans around managing cybersecurity incidents, and is intended to serve as a guide for management of such events and to set forth communication procedures regarding potential impacts to our board, investors, and other stakeholders, as appropriate.

Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are directed by our Chief Financial Officer, in consultation with other members of senior management and our third-party security managed service provider. The Chief Financial Officer is responsible for identifying, evaluation, and implementing risk management control and methodologies to address any identified risks, including risks from cybersecurity threats, with advice from our third-party managed security service provider as appropriate.

The Chief Financial Officer periodically provides reports to the audit committee of the board of directors regarding information technology and cybersecurity matters and associated risks. The audit committee is responsible for reviewing and overseeing the Company's risk management process and strategy, including risks from cybersecurity threats. The audit committee periodically reports on cybersecurity risk management to the full board of directors.

Item 2. Properties

Our primary offices are located at 137 Portland St. in Boston, Massachusetts, where we have a lease consisting of 9,094 square feet of office and laboratory space, which has been extended as a result of a lease in the same building for 3,859 square feet of space to be used for manufacturing which expires in January 2025. Additionally, we have offices at 5601 Bridge St. in, Fort Worth, TX, where we have a lease expiring in December 2025 to operate a customer service call center consisting of approximately 2,800 square feet of office space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the United States.

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

Holders of Record

On March 1, 2024, the closing price per share of our common stock was $4.01 as reported on The NYSE American, and we had approximately 124 stockholders of record (not including beneficial owners whose shares are held in street name).

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

We utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. Beginning in 2022, this is being done in some cases using a remote measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the VA system for impaired veterans, and over 70 VA facilities have ordered devices for their patients.

Our myoelectric orthoses have been clinically shown in peer reviewed published research studies to help regain the ability to complete functional tasks by supporting the affected joint and enabling individuals to self-initiate and control movement of their partially paralyzed limbs by using their own muscle signals.

Our technology was originally developed at MIT in collaboration with medical experts affiliated with Harvard Medical School. Myomo was incorporated in 2004.

Other milestones in our history include:

•
In 2012, we introduced the MyoPro, the primary business focus shifted during this time period, from devices which were designed for rehabilitation therapy and sold to hospitals, to providing an assistive device through O&P providers to patients who are otherwise impaired for use at home, work, and in the community that facilitates activities of daily living or ADLs.
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
•
On June 9, 2017, we completed our initial public offering, or IPO, and a private offering concurrent with the IPO, generating net proceeds of $6.9 million in the aggregate.

•
On July 31, 2017, we met the criteria to apply the CE mark for the MyoPro under the EU MDD. The EU MDR repealed and replaced the EU MDD on May 26, 2021, and we therefore worked with our EU-Authorized Representative to ensure all EU MDR requirements were met, which enabled us to establish a new declaration of conformity under the EU MDR to allow continued to CE mark application. This has enabled us to sell the MyoPro to individuals in the EU.
•
In November 2018, we announced that the CMS had published two new codes (L8701, L8702) that describe our products, pursuant to our application for HCPCS codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms (which are still pending), may offer greater access to the MyoPro for Medicare beneficiaries.
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

The JV Company was established on August 12, 2021. On December 29, 2021, we entered into an amendment to the JV Agreement, as well as a Technology License Agreement and a Trademark License Agreement (collectively, the “Agreements”). Under the Agreements, we and the JV Company have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. Under the Agreements, we were entitled to receive an upfront license fee of $2.7 million, which has been paid as of December 31, 2023. Pursuant to the Agreements, the JV Company has agreed to an escalating purchase commitment for a minimum of $10.75 million in MyoPro Control System Units during the next ten years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.

Equity Offerings

On January 19, 2024 we completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3,7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. Net proceeds from the offering are expected to be used to hire more than 50 people through the second quarter of 2024 in order to increase our clinical, reimbursement and manufacturing capacity to serve Medicare Part B beneficiaries. On August 29, 2023, we completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed a public equity offering, whereby we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, or $0.3249 per pre-funded warrant. Each pre-funded warrant in the above offerings entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. See section titled “Liquidity” for further discussion.

CMS Status

On November 1, 2023, CMS issued a final rule that results in a change in the benefit category associated with products billed under the HCPCS codes for our products from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule became effective on January 1, 2024. On February 29, 2024, CMS published final average payment determinations for the HCPCS codes describing our products of approximately $33,500 for L8701, the MyoPro Motion W, and approximately $65,900 for L8702, the MyoPro Motion G, which are effective April 1, 2024.

Beginning March 2023, we began submitting claims to the Medicare program via CMS' - durable medical equipment administrative contractors, referred to as the DME MACs. A total of 40 claims have been submitted, and 21 claims have been paid, either as a rental fee or a purchase across all of the DME MACs as of the filing date of this Annual Report on Form 10-K. The remaining patients' claims are under review as part of the process of individual consideration. We cannot provide any assurance as to whether additional claims for reimbursement for our products will be approved and paid by CMS or by a DME MAC nor can we provide any assurance as to the timing of any such future payments.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue at least through the third quarter of 2024. We believe it is achievable to be cash flow breakeven on a quarterly basis by the fourth quarter of 2024 assuming the final fees published by CMS are not significantly different than the preliminary fees published, that we are able to hire 50 additional employees by the end of the second quarter of 2024 in order to increase our clinical, reimbursement and manufacturing capacity to serve an expected increase in volume from Medicare Part B beneficiaries and there are no unexpected supply chain disruptions.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

The following table sets forth our revenue, gross profit and gross margin for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2023	2022	$	%
Product revenue	$17,476,238	$14,555,229	$2,921,009	20%
License revenue	1,764,920	1,000,000	764,920	NM
Total revenue	19,241,158	15,555,229	3,685,929	24
Cost of revenue	6,058,775	5,302,133	756,642	14
Gross profit	$13,182,383	$10,253,096	$2,929,287	29
Gross margin	68.5%	65.9%		2.6%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the United States. Europe and Australia, to the VA and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

We expect that our revenues will continue to grow, primarily as a result of our expected ability to serve Medicare Part B beneficiaries and through expected higher revenue from O&P practices outside of the United States.

Product revenue in 2023 increased by approximately $2.9 million, or 20%, compared to 2022. The revenue increase was driven primarily by a higher average selling price, as well as a higher number of revenue units. Including the license revenue received from our joint venture partner in China, total revenue increased 24% compared to 2022. Revenues generated through the direct billing channel were approximately $12.3 million, or 71% of product revenue in 2023, compared to approximately $10.7 million, or 74%, of product revenue in 2022.

Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting/printing of orthotic parts, fabrication and fitting of our products, inventory reserves, warranty costs and royalties associated with licensed technologies.

Gross margin increased to 68.5% for the year ended December 31, 2023, as compared to 65.9% in the comparable period of 2022. The increase in gross margin was driven primarily by the increase in license revenue as well as a higher average selling price. Excluding the license fees, gross margin was 65.3% and 63.6% for the years ended December 31, 2023 and 2022, respectively. The increase in gross margin on product sales, was driven by a higher average selling price, as well as higher revenues in 2023.

We expect our gross margin to vary depending on the mix of channel revenues and timing of reimbursements from certain third-party payers, which impacts revenue recognition.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2023	2022	$	%
Research and development	$2,636,487	$2,482,489	$153,998	6%
Selling, general and administrative	18,777,445	18,442,811	334,634	2
Total operating expenses	$21,413,932	$20,925,300	$488,632	2%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to enhance our existing products in 2024 and expect R&D costs to increase on an annual basis.

R&D expenses increased by approximately $0.2 million or 6% in 2023 compared to 2022. The increase during 2023 was driven primarily by outside engineering costs incurred in the second half of 2023 in order to accelerate completion of certain product development projects.

Selling, general and administrative

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect sales and marketing expenses to increase in 2024 as we increase our clinical capacity to serve Medicare Part B beneficiaries.

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC and Medicare accreditation, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase in 2024 as a result of increasing our reimbursement capacity in order to serve Medicare Part B beneficiaries.

Selling, general and administrative expenses increased by approximately $0.3 million or 2% in 2023 compared to 2022. The increase was primarily due stock compensation expense, and professional fees, partially offset by a decrease in wages as well as lower advertising costs in 2023.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2023	2022	$	%
Interest income, net	$(410,274)	$(88,731)	$(321,543)	362%
Other expense, net	785	1,101	(316)	(29)
Loss on equity investment	169,503	66,511	102,992	155
Total other income	$(239,986)	$(21,119)	$(218,867)	1036%

Interest income increased due to higher interest rates and a higher average investment balances in 2023. Loss on equity investment represents our share of the losses incurred by the JV Company, which began limited operations in 2023.

Income tax expense

Income tax expense recorded during the years ended December 31, 2023 and 2022 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. The increase in income tax expense relates to increased income from Myomo Europe GmbH in 2023 compared to 2022.

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

We define Adjusted EBITDA as earnings before interest and other income (expense), taxes, depreciation and amortization, adjusted for stock-based compensation and the loss on equity investment in the JV Company.

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

•
Adjusted EBITDA does not include interest income, net;
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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2023	2022
GAAP net loss	$(8,147,565)	$(10,721,022)
Adjustments to reconcile to Adjusted EBITDA:
Interest income, net	(410,274)	(88,731)
Loss on equity investment	169,503	66,511
Income taxes	156,002	69,937
Depreciation and amortization expense	164,306	192,799
Stock-based compensation	1,115,602	1,190,494
Adjusted EBITDA	$(6,952,426)	$(9,290,012)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2023	2022
Cash and cash equivalents	$6,871,306	$5,345,967
Short-term investments	$1,994,662	-
Working capital	8,173,925	5,613,521

We had working capital and stockholders’ equity of approximately $8.2 million and $9.0 million respectively, as of December 31, 2023. We used $6.2 million in cash for operating activities during the year ended December 31, 2023.

We have historically funded our operations through financing activities, including raising equity and debt capital. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In August 2023, we completed a public equity offering pursuant to which we sold 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed an equity offering under which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, generating proceeds after fees and expenses of approximately $5.7 million. During the fourth quarter of 2022, we sold 692,914 shares of common stock under a Common Stock Purchase Agreement with Keystone Capital Partners, LLC at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $0.4 million. Considering our cash balance as of December 31, 2023, the net proceeds from the equity offering in January 2024 and managements plans to grow our clinical, reimbursement and manufacturing capacity to serve Medicare Part B beneficiaries in 2024, management believes there will be sufficient cash to fund our operations and capital expenditures for the next 12 months from the date of this report.

Our operating plans are primarily focused on increasing our clinical, reimbursement and manufacturing capacity in order to serve a higher volume of Medicare Part B patients in 2024. Based on the final fees published for our products by CMS, we believe that if we are able to hire at least 50 to 60 additional employees during the first half of 2024 as we have planned to increase our clinical, reimbursement and manufacturing capacity, and our supply chain is able to meet our volume requirements without disruption, we believe we can achieve cash flow breakeven on a quarterly basis by the fourth quarter of 2024.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. We believe that we have access to capital resources, if necessary, through potential public or private equity offerings, exercises of outstanding warrants, debt financings, or other means. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Cash Flows

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(6,172,764)	$(10,233,542)
Net cash used in investing activities	(2,029,565)	(310,793)
Net cash provided by financing activities	9,713,457	376,858
Effect of foreign exchange rate changes on cash	14,211	(10,934)
Net increase (decrease) in cash and cash equivalents	$1,525,339	$(10,178,411)

Operating Activities. The net cash used in operating activities for the year ended December 31, 2023 was primarily used to fund a net loss net approximately $8.1 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.7 million of which approximately $1.1 million is related to non-cash adjustments related to stock-based compensation, and approximately $0.34 million of cash generated from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, offset by increases in inventory and accounts receivable.

Net cash used in operating activities for the year ended December 31, 2022 was primarily used to fund a net loss net approximately $10.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.9 million of which approximately $1.2 million of non-cash adjustments related to stock-based compensation, and approximately $1.4 million of cash used from changes in operating assets and liabilities, primarily related to a decrease in accounts payable and accrued expenses and an increase in inventory.

Investing Activities. During the year ended December 31, 2023 our cash used in investing activities of $2.0 million was primarily due to our investment in short-term investments and purchases of equipment. Cash used in investing activities in 2022 was primarily for our investment in a joint venture with Ryzur Medical and purchases of equipment.

Financing Activities. During the year ended December 31, 2023 cash provided by financing activities of approximately $9.7 million was due to net proceeds received from the sale of common stock and pre-funded warrants, net of offering costs.

During the year ended December 31, 2022 cash provided by financing activities of approximately $0.4 million was due to net proceeds received from stock issued under our equity line of credit.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2023 and December 31, 2022.

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

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2023 and 2022.

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the consolidated balance sheets at fair value. Short-term investments as of December 31,2023 consists of U.S. Treasury Bills, which are classified as held-maturity, and Certificates of Deposit totaling approximately $1,994,700 as of December 31, 2023, there were no Short-term investments as of December 31, 2022. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to cost of goods sold.

Accounts Receivable

We carry accounts receivable at invoiced amounts less credit losses. We evaluate our accounts receivable on a continuous basis, and if necessary, establish an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. We do not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days.

Joint Venture

On March 28, 2022, we invested cash consideration of $199,000 for a 19.9% ownership stake in the JV Company. The JV Company, once fully operational will manufacture and sell our current and future products in greater China, including Hong Kong, and Taiwan. We account for our investment in the JV Company under the equity method because we exert significant influence over its management. The investment is included in total assets on the consolidated balance sheet, which was fully written off to loss on equity investment in other income (expense), net as of December 31, 2023. In addition, we have receivables from the JV Company. So long as the JV Company generates losses and we have assets from the JV Company, we will continue to record losses and reduce the carrying value of these assets on balance sheet. If cash is received from the JV Company, the difference between the amount paid and the carrying value of the asset will be recorded as an offset to loss on equity investment in the Statement of Operations.

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

We recognize revenue after applying the following five steps:

1)
Identification of the contract, or contracts, with a customer;
2)
Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;
3)
Determination of the transaction price, including the constraint on variable consideration;
4)
Allocation of the transaction price to the performance obligations in the contract; and
5)
Recognition of revenue when, or as, performance obligations are satisfied.

Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Product Revenue

Increasingly, we derive our revenue from direct billing, and we also derive revenue from the sale of our products to O&P providers in the United States and internationally and the VA. Under direct billing, we recognize revenue when all of the following criteria are met:

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

For revenue derived from certain insurance companies where we have demonstrated sufficient payment history, we recognize revenue when we receive a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration we expect to receive in exchange for the device. These insurers represented approximately 66% and 44% of the direct billing channel revenue in 2023 and 2022, respectively. Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when we meet the criteria to record revenue, there may be fluctuations in gross margin.

For revenues derived from O&P providers, the VA and rehabilitation hospitals, we recognize revenue when control passes to the customer in an amount that reflects the consideration we expect to receive in exchange for those services. Revenues may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable. In cases where we are the direct provider and we do not have sufficient collection history with the payer, we are not able to recognize revenue until payment is received, as then all of the revenue recognition criteria have been met.

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

Under the JV Agreements, we were entitled to receive an upfront license fee of $2.7 million, which was paid in full as of December 31, 2023. We are entitled to guaranteed minimum payments for purchases of MyoPro Control Units for a period of 10 years from the effective date of the Technology License Agreement. We will recognize revenue on these amounts when invoiced and collectability is assured.

Leases

We account for leases under Accounting Standards Codification (“ASC”) Topic 842, “Leases”. We assess whether a contract is or contains a lease at inception of the contract and recognize right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, we recognize the lease payments as an operating expense on a straight-line basis over the term of the lease.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes under ASC 740”, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. We reported a net loss for the years ended December 31, 2023 and 2022, and as a result, all potentially dilutive common shares are considered antidilutive for these years.

Recent Accounting Standards

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs” (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll-forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a roll-forward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We do not believe the effect of this new standard, will have a material impact on our financial position and results of operations.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements, Codification Amendments in Response to the SECs Disclosure Update and Simplification Initiative”, that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation from its existing regulations by June 30, 2027. We currently comply with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on our financial position and results of operations.

In December 2023, the FASB issued ASU 2023-09, “Accounting standards update, Income Taxes (Topic 740: Improvements to Income Tax Disclosures”. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. This amendment in the ASU will become effective for public companies as of December, 15 2024 and effective to all other companies one year later. We will adopt these new standards when they become effective, which is not expected to have a material impact on its financial position and results of operations.

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash and cash equivalents, totaling approximately $6.9 million as of December 31, 2023, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Our short-term investments are only in high-quality instruments with maturities of nine months or less. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023.

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

4.1	Form of Investor Warrant in connection with the Company’s February 2020 public offering (Incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on February 12, 2020)

4.2	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.1 in the Registrant’s Form 8-K filed on February 8, 2019)

4.3	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 13, 2022)

4.4	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on August 28, 2023)

4.5	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 17, 2024)

4.6

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 in the Registrant’s Form 10-K filed on March 13, 2020)

10.1+	2004 Stock Option and Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.1 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.2+	2014 Stock Option and Grant Plan and form of award agreements (Incorporated by reference to Exhibit 6.2 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.3+	2016 Equity Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 10-K filed on March 12, 2018)

10.4+	Amendment No. 2 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 contained in the Registrant’s Form S-8 filed on June 28, 2023).

10.5+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017)

10.6+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and David Henry (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.7+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and Micah Mitchell (Incorporated by reference to Exhibit 10.3 contained in the Registrant’s Form 8-K filed on April 28, 2021)

10.8+*	Employment Agreement dated December 13, 2023 by and between the Company and Paul R Gudonis.

10.9+

Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and David Henry (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on February 22, 2024)

10.10+*	Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and Micah Mitchell.

10.11+

Amended and Restated Change of Control and Severance Agreement dated February 21, 2024 by and between Myomo, Inc. and Harry Kovelman (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on February 22, 2024)

10.12**

Equity Joint Venture Contract, by and between Myomo, Inc. and Beijing Ryzur Medical Investment Co., Ltd., dated as of January 21, 2021 (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on January 26, 2021).

10.13**

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

10.14**

Technology License Agreement by and between Myomo, Inc, and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021. (Incorporated by reference to Exhibit 10.28 contained in the Registrant's Annual Report on Form 10-K dated March 11, 2022).

10.15

Trademark License Agreement by and between Myomo, Inc. and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021. (Incorporated by reference to Exhibit 10.29 contained in the Registrant's Annual Report on From 10-K dated March 11, 2022).

10.16

Form of Securities Purchase Agreement between Myomo, Inc. and investors identified on the signatures thereto dated January 13, 2023. (Incorporated by reference to Exhibit 10.1 in the Registrant's From 8-K filed on January 13, 2023).

10.17

Form of Securities Purchase Agreement between Myomo, Inc, and investors identified on the signatures thereto dated January 16, 2024. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed on January 17, 2024)

10.18

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 11, 2023. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 13, 2023).

10.19

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated August 24, 2023. (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on August 28, 2023)

10.20

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 16, 2024. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 17, 2024)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+*	Compensation Recovery Policy

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

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

Myomo, Inc.,
Date: March 7, 2024	By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 7, 2024

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2024

/s/ Amy Knapp Amy Knapp	Director	March 7, 2024

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 7, 2024

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 7, 2024

/s/ Milton M. Morris Milton M. Morris	Director	March 7, 2024

/s/ Yitzchak Jacobovitz	Director	March 7, 2024
Yitzchak Jacobovitz

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myomo, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 7, 2024

MYOMO, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,871,306	$5,345,967
Short-term investments	1,994,662	—
Accounts receivable, net	2,382,658	1,896,163
Inventories, net	1,803,507	1,399,865
Prepaid expenses and other current assets	598,850	573,462
Total Current Assets	13,650,983	9,215,457
Equipment, net	175,794	194,283
Operating lease assets with right-of-use	663,554	508,743
Investment in Jiangxi Myomo Medical Assistive Appliance Co. Ltd.	—	132,489
Other Assets	91,237	111,034
Total Assets	$14,581,568	$10,162,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	4,885,944	3,179,362
Current operating lease liability	486,143	353,701
Income taxes payable	96,461	48,220
Deferred revenue	8,510	20,653
Total Current Liabilities	5,477,058	3,601,936
Non-current operating lease liability	115,160	200,207
Deferred revenue	—	498
Total Liabilities	5,592,218	3,802,641
Commitments and Contingencies - Note 10	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share 65,000,000 shares authorized; 27,135,061 and 7,750,635 shares issued as of December 31, 2023 and 2022, respectively, and 27,135,034 and 7,750,608 shares outstanding as of December 31, 2023 and 2022, respectively.	2,715	775
Additional paid-in capital	105,840,239	95,105,071
Accumulated other comprehensive income	83,669	43,227
Accumulated deficit	(96,930,809)	(88,783,244)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	8,989,350	6,359,365
Total Liabilities and Stockholders’ Equity	$14,581,568	$10,162,006

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2023	2022
Revenue
Product Revenue	$17,476,238	$14,555,229
License Revenue	1,764,920	1,000,000
	19,241,158	15,555,229

Cost of revenue	6,058,775	5,302,133
Gross profit	13,182,383	10,253,096
Operating expenses:
Research and development	2,636,487	2,482,489
Selling, general and administrative	18,777,445	18,442,811
	21,413,932	20,925,300
Loss from operations	(8,231,549)	(10,672,204)
Other expense (income)
Interest income, net	(410,274)	(88,731)
Other expense, net	785	1,101
Loss on equity investment	169,503	66,511
	(239,986)	(21,119)
Loss before income taxes	(7,991,563)	(10,651,085)
Income tax expense	156,002	69,937
Net loss	$(8,147,565)	$(10,721,022)

Weighted average number of common shares outstanding:
Basic and diluted	29,499,341	7,051,447
Net loss per share available to common stockholders:
Basic and diluted	$(0.28)	$(1.52)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2023	2022
Net loss	$(8,147,565)	$(10,721,022)
Other comprehensive income, net of tax:
Foreign currency translation gain	41,199	103,904
Unrealized loss on short-term investments	(757)	—
Total other comprehensive income	40,442	103,904
Comprehensive loss	$(8,107,123)	$(10,617,118)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

			Additional					Total
	Common stock		paid-in	Comprehensive	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	Equity
Balance, January 1, 2022	6,869,753	687	93,537,807	(60,677)	(78,062,222)	27	(6,464)	15,409,131
Exercise of warrants	666	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	137,302	14	(14)	—	—	—	—	—
Common stock issued for commitment fee under equity line of credit	50,000	5	(5)	—	—	—	—	—
Proceeds from issuances under equity line of credit, net of costs	692,914	69	376,789	—	—	—	—	376,858
Stock-based compensation	—	—	1,190,494	—	—	—	—	1,190,494
Unrealized gain on foreign currency	—	—	—	103,904	—	—	—	103,904
Net Loss	—	—	—	—	(10,721,022)	—	—	(10,721,022)
Balance, December 31, 2022	7,750,635	775	95,105,071	43,227	(88,783,244)	27	(6,464)	6,359,365
Common stock issued in public offerings (net of offering costs $996,269)	18,582,408	1,858	6,529,824	—	—	—	—	6,531,682
Proceeds from sale of 8,750,926 pre-funded warrants (net of offering costs $273,236)			3,097,940	—	—	—	—	3,097,940
Common stock issued upon vesting of restricted stock units, net of 16,744 shares withheld for taxes	322,611	34	(8,150)	—	—	—	—	(8,116)
Exercise of prefunded warrants	479,407	48	(48)	—	—	—	—	—
Stock-based compensation	—	—	1,115,602	—	—	—	—	1,115,602
Unrealized gain on foreign currency	—	—	—	41,199	—	—	—	41,199
Unrealized loss on short-term investments	—	—	—	(757)	—	—	—	(757)
Net Loss	—	—	—	—	(8,147,565)	—	—	(8,147,565)
Balance, December 31, 2023	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,147,565)	$(10,721,022)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	164,306	192,799
Stock-based compensation	1,115,602	1,190,494
Accretion of discount on short-term investments	(110,788)	—
Bad debt expense	28,401	26,075
Loss on equity investment	169,503	66,511
Amortization of right-of-use assets	353,375	349,828
Other non-cash changes	(38,809)	111,755
Changes in operating assets and liabilities:
Accounts receivable	(495,599)	47,445
Inventories	(384,781)	(607,400)
Prepaid expenses and other current assets	(115,523)	224,677
Other assets	19,797	(15,704)
Accounts payable and accrued expenses	1,790,133	(711,898)
Operating lease liabilities	(460,790)	(406,759)
Deferred revenue	(12,642)	19,657
Income tax payable	(47,384)	—
Net cash used in operating activities	(6,172,764)	(10,233,542)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(145,816)	(111,793)
Investment in China joint venture	—	(199,000)
Maturities of short-term investments	4,000,000	—
Purchases of short-term investments	(5,883,749)	—
Net cash used in investing activities	(2,029,565)	(310,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances under equity line of credit, net of costs	—	376,858
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	(8,116)	—
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	9,721,573	—
Net cash provided by financing activities	9,713,457	376,858

Effect of foreign exchange rate changes on cash	14,211	(10,934)

Net increase (decrease) in cash and cash equivalents	1,525,339	(10,178,411)

Cash and cash equivalents beginning of year	5,345,967	15,524,378

Cash and cash equivalents end of year	$6,871,306	$5,345,967
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$—	$4,889
Non-cash financing and investing activities
Issuance of 50,000 shares of common stock as commitment fee for future financing	$—	$5
Right of use assets obtained in exchange for lease obligations	$508,186	$225,665
Deferred offering costs incurred in a prior period to additional paid in capital	$(91,952)	$—

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company provides the device to patients and bills their insurance companies directly, sometimes utilizing the clinical services of orthotics and prosthetics (“O&P”) providers for which they are paid a fee. The Company sells the product to O&P providers around the world and the Veterans Health Administration (“VA”). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Boston, Massachusetts.

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 75,000,000 shares of stock, consisting of 65,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

Liquidity

The Company incurred net losses of approximately $8,147,600 and $10,721,000 during the years ended December 31, 2023 and 2022, respectively, and has an accumulated deficit of approximately $96,930,800 and $88,783,200 at December 31, 2023 and 2022, respectively. Cash used in operating activities was approximately $6,172,800 and $10,233,500 for the years ended December 31, 2023 and 2022, respectively. The Company's historical losses and cash used in operations are indicators of substantial doubt regarding the Company's ability to continue as a going concern.

The Company has historically funded its operations through financing activities, including raising equity and debt capital. On January 19, 2024, the Company completed a registered direct equity offering, pursuant to which it sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. (See Note 12 - Subsequent Events for further discussion.) On August 29, 2023, The Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, the Company completed a public equity offering pursuant to which it sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, or $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million. (See Note 7 - Common Stock for further discussion.) During the fourth quarter of 2022, the Company sold 692,914 shares of common stock under a Common Stock Purchase Agreement (the “Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”), generating net proceeds after fees and expenses of approximately $0.4 million. (See Note 7 - Common Stock for further discussion.) These financing activities have enabled the Company to sustain its operations.

Management's operating plans are primarily focused on increasing its clinical, reimbursement and manufacturing capacity in order to serve a higher volume of Medicare Part B patients in 2024. The Company believes that based on the final fees published by the Centers for Medicare and Medicaid Services (“CMS”) on February 29, 2024 for the Company’s products (See Note 12 - Subsequent Events for further discussion), if the Company is able to hire at least 50 to 60 additional employees during the first half of 2024 as planned to increase its clinical, reimbursement and manufacturing capacity, and its supply chain is able to meet its volume requirements without disruption, the Company believes it can achieve cash flow breakeven on a quarterly basis by the fourth quarter of 2024. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings, or other means. Debt financing may contain other terms that are not favorable to the Company or its stockholders. Based on the Company's latitude as to the timing and amount of certain expenses, its current cash position and the net proceeds received from the equity offering completed in January 2024, the Company believes that the substantial doubt is mitigated as of the issuance date of these financial statements.

Based upon its expected cash flows and the funds raised in the January 2024 equity offering, the Company believes that its available cash will fund its operations for at least the next twelve months from the issuance date of these financial statements. There can be no assurance that the Company will be successful in implementing its operating plans.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders, if any. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the year ending December 31, 2023. There were no reclassifications in the year ending December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include deferred income tax valuation allowances, valuation of stock-based compensation, warranty obligations and reserves for slow-moving inventory.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2023 and 2022.

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the consolidated balance sheets at fair value. Short-term investments as of December 31,2023 consists of U.S. Treasury Bills, which are classified as held-maturity, and Certificates of Deposit totaling approximately $1,994,700 as of December 31, 2023, there were no Short-term investments as of December 31, 2022. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to cost of goods sold.

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2023 and 2022, the Company recorded an allowance for credit losses accounts which was immaterial to the financial statements.

Inventories

Inventories are recorded at the lower of average cost or net realizable value. Average cost approximates valuation on a first-in, first-out basis. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. In addition, the carrying value of units used by patients on a trial basis only includes the value of motor units that can be re-used. Orthotic components on trial units are expensed to cost of goods sold once consumed.

Equipment

Equipment is stated at historical cost, net of accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Demonstration units are sometimes provided by the Company to its indirect sales channel for marketing and patient evaluation purposes. These units are manufactured by the Company and are expensed in the consolidated statements of operations to selling, general and administrative expense. During the years ended December 31, 2023 and 2022, the Company charged to operations approximately $37,200 and $19,700, respectively, for these units. Demonstration units provided to its own sales force are capitalized as equipment on the Company’s consolidated balance sheet.

Test units are provided to research and development staff to use in their development process and to end users who are given free units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expense. During the year ended December 31, 2023 and 2022 the Company charged to operations approximately $36,700 and $11,200, respectively, for these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2023 and 2022.

Leases

The Company accounts for leases under Accounting Standards Topic 842 (“ASC 842”). The Company assesses whether a contract is or contains a lease at inception of the contract and leases, recognizes right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). In addition, we and the JV Company have entered into a ten-year agreement to license our intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan, and has begun limited operations. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment is included in total assets on the consolidated balance sheet. As a result of recording its share of losses in the JV Company, the investment was written off as of December 31, 2023. The Company records its share of the JV Company’s earnings in its consolidated statement of operations in other expense (income). The Company will continue to record its share of losses going forward to the extent there are other assets on the consolidated balance sheet from the JV Company. The Company recorded a loss on equity investment of approximately $169,500 and $66,500 for the years ended December 31, 2023 and 2022, respectively.

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
2)
Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract
3)
Determination of the transaction price, including the constraint on variable consideration
4)
Allocation of the transaction price to the performance obligations in the contract; and
5)
Recognition of revenue when, or as, performance obligations are satisfied.

Revenue is recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Product Revenue

The Company derives the majority of its revenue from direct billing. The Company also derives revenue from the sale of its products to clinical consulting services of orthotics and prosthetics or "O&P" providers in the United States and internationally and the VA. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

(i)
The product has been delivered to the patient, including completion of initial instruction on its use.
(ii)
Collection is deemed probable and it has been determined that a significant reversal of the revenue to be recognized is not deemed probable when the uncertainty associated with the variable consideration is resolved; and
(iii)
The amount to be collected is estimable using the “expected value” estimation techniques, or the “most likely amount” as defined in ASC 606.

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expect to receive in exchange for the device. During 2023 and 2022, the Company made such a determination for certain insurers. These insurers represented approximately 66% and 44% of direct billing channel revenue in 2023 and 2022, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis. During the years ended December 31, 2023 and 2022, the Company recognized revenue of approximately $1,554,800 and $2,044,000, respectively, from O&P providers or other third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

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

On January 21, 2021, the Company entered into a Technology License Agreement (the “Agreement”) with the JV Company. Under the Agreement, the Company is entitled to receive an upfront license fee of $2.7 million, of which $1.7 million and $1.0 million has been paid and recognized as licensee revenue during the years ended December 31, 2023 and 2022, respectively, and is paid in full. In addition, the Company is entitled to receive a guaranteed minimum payment for purchase of MyoPro Control Units for a period of ten years from the effective date of the Agreement. The Company will recognize revenue on these amounts upon invoicing to the JV Company so long as collectability is deemed to be assured.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $8,500 and $21,200 of deferred revenue as of December 31, 2023 and 2022, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	2023	2022
Clinical/medical providers	$5,128,864	$3,841,424
Direct-to-patient	12,347,374	10,713,805
License revenue	1,764,920	1,000,000
Total revenue from contracts with customers	$19,241,158	$15,555,229

Geographic Data

The Company generated 73% of its revenue from the United States, 16% from Germany, 10% from China and 1% from other international locations for the year ended December 31, 2023. The Company generated 81% of its revenue from the United States, 12% from Germany, 6% from China and 1% from other international locations for the year ended December 31, 2022.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from certain third-party payers, which triggers revenue recognition. For the years ended December 31, 2023 and December 31, 2022, the Company recorded cost of goods sold of approximately $65,200 and $441,600, respectively, without corresponding revenue. The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.

Shipping and Handling Costs

Shipping and handling costs paid by customers are netted against the related shipping costs we incur. The net cost is recorded in cost of revenues. Historically, such costs have not been material.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The Company files income tax returns in federal, state and foreign jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2020. Currently, there are no income tax audits in process.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive gain. The Company recorded gains of approximately $41,200 and $103,900 during the years ended December 31, 2023 and 2022, respectively, which are included in accumulated other comprehensive income in the consolidated balance sheets. Transactional foreign exchange gains and losses from a foreign currency to the functional currency are included in selling, general and administrative expenses in the consolidated statement of operations. Such amounts were immaterial for the years ended December 31, 2023 and 2022. The balance sheet is translated using the spot date on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2023 and 2022, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2023 and 2022 consist of:

	2023	2022
Options	24,529	29,605
Warrants	668,250	680,363
Restricted stock units	1,501,659	454,447
Total	2,194,438	1,164,415

Due to their nominal exercise price of $0.0001 per share, a total of 8,271,519 outstanding pre-funded warrants as of December 31, 2023 are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023 and August 2023, respectively.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $3,216,100 and $4,069,300 in 2023 and 2022, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, facility and overhead costs, and outsourced research activities.

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, , “Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”, that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation from its existing regulations by June 30, 2027. The Company currently complies with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on its financial position and results of operations.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that this new standard will have a material impact on its financial position and results of operations.

In December 2023, the FASB issued ASU 2023-09, “Accounting standards update, Income Taxes (Topic 740: Improvements to Income Tax Disclosures”. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. This amendment in the ASU will become effective for public companies as of December, 15 2024 and effective to all other companies one year later. The Company will adopt these new standards when they become effective, which is not expected to have a material impact on its financial position and results of operations.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes of the financial statements.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2023	2022
Finished goods	$321,484	$512,028
Work in Process	6,589	18,971
Rental units	-	51,694
Parts and subassemblies	1,475,434	903,581
	1,803,507	1,486,274
Less: Reserve for rental and trial units	-	(86,409)
Inventories, net	$1,803,507	$1,399,865

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2023	2022
Computer equipment	$318,559	$249,621
Sales demonstration units	278,710	210,624
R&D tools and molds	52,644	52,644
Leasehold improvements	254,043	254,043
Furniture and fixtures	60,837	60,836
	964,793	827,768
Less: accumulated depreciation	(788,999)	(633,485)
Equipment, net	$175,794	$194,283

Depreciation expense was approximately $164,300 and $192,800 for the years ended December 31, 2023 and 2022, respectively.

Note 5 — Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and establishes disclosures about fair value measurements.

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

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents consists of a money market fund that limits its investments to only short-term U.S. Treasury securities and repurchase agreements related to these securities.

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the consolidated balance sheets at fair value. Short-term investments as of December 31,2023 consists of U.S. Treasury Bills, which are classified as held-maturity, and Certificates of Deposit totaling approximately $1,994,700 as of December 31, 2023, there were no Short-term investments as of December 31, 2022. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to cost of goods sold.

Cash equivalents and short-term investments, which are measured at fair value, were as follows At December 31, 2023:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023 Total
Money market funds	$4,893,387	—	—	$4,893,387
Commercial paper	—	$746,762	—	$746,762
Short-term investments	—	$1,994,662	—	$1,994,662

Cash equivalents, which are measured at fair value, were as follows at December 31, 2022:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022 Total
Cash equivalents	$4,350,657	—	—	$4,350,657

Note 6 – Accounts Payable and other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at December 31:

	2023	2022
Trade payables	$1,073,405	$569,681
Accrued compensation and benefits	1,964,487	959,228
Accrued professional services	52,202	124,548
Warranty reserve	231,108	234,647
Customer deposits	1,114,979	753,232
Other	449,763	538,026
	$4,885,944	$3,179,362

Note 7 — Common Stock

On August 2, 2022, (“the “Agreement Date””) the Company entered into a Purchase Agreement (“Agreement”) with Keystone, establishing an equity line facility under which the Company, at its sole discretion, can direct Keystone to purchase the Company's common stock from time to time through delivery of a purchase notice. The purchase price was at the lesser of prevailing market prices of the Company’s common stock as defined in the Agreement, at a 10% discount. The Company could sell shares of common stock to Keystone up to the Maximum Amount, provided that the Company has agreed to issue no more than 1,399,334 shares of common stock at a discount, representing 19.99% of the Company's outstanding shares on the Agreement Date, of which 50,000 shares were issued to Keystone as a commitment fee after closing of the transaction. During the fourth quarter of 2022, the Company sold 692,914 shares to Keystone at a weighted average sales price of $0.683 per share, generating proceeds after fees and expenses of approximately $376,900. In conjunction with the public equity offering in August 2023, the Company terminated the Agreement.

In addition to the commitment fee, on the Agreement Date the Company paid Keystone $20,000 for its expenses incurred in conjunction with the transaction. The commitment fee was recorded to common stock and Keystone’s expenses reimbursed by the Company were recorded to additional paid-in capital as of December 31, 2022.

The Company entered into an ATM Facility with Alliance Global Partners on August 2, 2022. Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the years ended December 31, 2023 and December 31, 2022. In conjunction with public equity offering in August 2023, the Company reduced the amount available to sell under the ATM Facility to $1,000. This amount remains available for sale at December 31, 2023.

On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

On August 29, 2023, the Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

No shares of common stock were issued through the exercise of stock options during the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, the Company issued 339,335 and 137,302 shares of common stock, respectively, upon the vesting of restricted stock units.

Note 8 — Stock Award Plans and Stock-Based Compensation

Equity Incentive Plan

On June 19, 2018, the Company’s Shareholders and Board of Directors (the “Board of Directors”) approved the Myomo, Inc. 2018 Stock Options and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors.

On January 1, 2023 and 2022, the number of shares reserved and available for issuance under the 2018 Plan increased by 310,024 and 274,789 shares, respectively. At December 31, 2023, there were 119,123 shares available for future grant under the 2018 Plan.

Under the terms of the 2018 Plan, incentive stock options (“ISOs”) may be granted to officers and employees and non-qualified stock options and awards may be granted to directors, consultants, officers and employees of the Company. The exercise price of ISOs cannot be less than the fair market value of the Company’s Common Stock on the date of grant. The options vest over a period determined by the Board of Directors, ranging from immediate to four years, and expire not more than ten years from the date of grant.

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2023 and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2022	31,447	$40.5800	7.51	$23,194
Granted	1,700	8.0000
Forfeited or cancelled	(3,293)	28.4000
Exercised	(249)	9.1900
Balance at December 31, 2022	29,605	40.5000	6.52	$587
Granted	-	-
Forfeited or cancelled	(3,139)	17.5800
Expired	(1,937)	69.6100
Balance at December 31, 2023	24,529	$41.1300	5.53	$7,468
Options exercisable at December 31, 2022	20,229	$54.9600	5.67	$587
Options exercisable at December 31, 2023	19,733	$49.0300	5.05	$6,850

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2023 and 2022. There were no stock options granted during the year ended December 31, 2023. The weighted-average grant date fair value was $6.92 per share for the year ended December 31, 2022. The following weighted average assumptions underlying the calculation of grant date fair value are as follows:

2022
Volatility	117.18%
Risk-free interest rate	1.68%
Weighted-average expected option term (in years)	6.25
Dividend yield	0%

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

Restricted Stock Units

Restricted stock unit “RSU” activity for the years ended December 31, 2023 and 2022 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2022	292,558	$9.64	2.27
Awarded	340,923	2.13
Vested	(137,332)	2.47
Canceled	(41,702)	5.10
Outstanding as of December 31, 2022	454,447	5.06	1.44
Awarded	1,450,445	0.57
Vested	(339,409)	2.37
Canceled	(63,824)	4.51
Outstanding as of December 31, 2023	1,501,659	$1.53	1.22

In 2023 and 2022, the Company granted an aggregate of 1,450,445 and 340,923 RSUs to employees, respectively, of which 608,000 and 203,510 RSUs were granted to executive officers, respectively, which vest over a period of two years and three years, respectively. In 2023, the Company granted 239,952 RSUs to independent members of the board of directors, which vest in four equal quarterly installments. No RSUs were granted to independent members of the board of directors in 2022.

The Company determined the fair value of these grants based on the closing price of the Company’s common stock on the respective grant dates. The compensation expense is being amortized over the respective vesting periods.

Awards of RSUs may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. These payments of employee withholding taxes, if made, are presented in the statements of cash flows as a financing activity.

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and time-based and performance-based restricted stock units to employees and directors, and restricted stock units to employees in the consolidated statements of operations as follows:

	2023	2022
Cost of goods sold	$91,604	$75,778
Research and development	(4,488)	127,198
Selling, general and administrative	1,028,486	987,518
Total	$1,115,602	$1,190,494

As of December 31, 2023, there was approximately $25,800 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 1.5 years.

As of December 31, 2023, there was approximately $867,200 of unrecognized compensation cost related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.2 years.

Note 9 — Warrants

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2023 and 2022:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2022	693,643	693,643	8.76	8.76
Expired	(12,614)	(12,614)	29.30	29.30
Exercised	(666)	(666)	—	—
Balance, Dec 31, 2022	680,363	680,363	8.30	8.30
Issued	8,750,926	8,750,926
Expired	(12,113)	(12,113)	0.53	0.53
Exercised	(479,407)	(479,407)	—	—
Balance, Dec 31, 2023	8,939,769	8,939,769	$0.56	$0.56

Due to their nominal exercise price of $0.0001 per share, a total of 8,271,519 outstanding pre-funded warrants as of December 31, 2023 are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statements of operations as of the closing dates of the Companys public equity offerings in January 2023 and August 2023, respectively. A total of 479,407 pre-funded warrants were exercised during the year ended December 31, 2023. The pre-funded warrants have no maturity date. The weighted average remaining contractual life of warrants outstanding and exercisable, excluding pre-funded warrants at December 31, 2023 was 1.1 years.

Note 10 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee that was terminated in 2021 brought an age discrimination claim against the Company. During the fourth quarter of 2023, the Company settled the claim with its former employee. The Company deems it probable that its insurance company will pay its share of the claim. As a result of this assumed gain contingency, the Company reduced its accrual to an amount that is not expected to be covered by insurance, and recorded a liability of approximately $55,000 for severance and legal expenses as of December 31, 2023. There is no other material litigation against the Company at this time.

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, Massachusetts which expired in August 2023. In conjunction with entering into a non-cancelable lease agreement for its manufacturing space in Boston in January 2022, the Company agreed to enter into a lease for its corporate headquarters space, effective September 1, 2023. Both leases in Boston as well as a lease for office space in Fort Worth, TX, expire in 2025. The Fort Worth, TX lease has the option to terminate early, which became available at the Company’s discretion in 2023, which is did not take. Termination options were not included in the lease term for the Company’s existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2023, operating lease assets were approximately $663,600 and operating lease liabilities were approximately $601,300. The maturity of the Company’s operating lease liabilities as of December 31, 2023, were as follows:

As of December 31, 2023
2024	578,198
2025	102,842
2026	—
Thereafter	—
Total future minimum lease payments	681,040
Less imputed interest	79,737
Total operating lease liabilities	$601,303
Included in the consolidated balance sheet:
Current operating lease liabilities	$486,143
Non-current operating lease liabilities	115,160
Total operating lease liabilities	$601,303

For the twelve months ended December 31, 2023, the total lease cost comprised of the following amounts:

	Years ended December 31,
	2023	2022
Operating lease expense	454,040	493,203
Short-term lease expense	3,989	3,250
Total lease expense	$458,029	$496,453

The Company paid cash of approximately $550,600 and $557,500 for its operating leases for the years ended December 31, 2023 and 2022, respectively.

The following summarizes additional information related to operating leases:

	As of December 31
	2023	2022
Weighted-average remaining lease term	1.2	1.8
Weighted-average discount rate	23.3%	20%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement (the “MIT License”) with Massachusetts Institute of Technology (“MIT”) for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales and whether the customer is located in the United.States, or in an international location. As part of the agreement, the Company was required to pay to MIT a nonrefundable annual license maintenance fee which could have been credited to any royalty amounts due in that same year. The royalty charge for the years ended December 31, 2023 and 2022 was approximately $244,900 and $264,200, respectively, and is included as a component of cost of revenue. The MIT license expired in November 2023.

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

Changes in warranty liability were as follows:

	2023	2022
Accrued warranty liability, beginning of year	$234,647	$176,281
Accrual provided for warranties issued during the period	71,797	117,986
Adjustments to prior accruals	—	—
Actual warranty expenditures	(75,337)	(59,620)
Accrued warranty liability, end of year	$231,108	$234,647

Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company attempts to maintain its operating cash within federally insured limits. Its cash equivalents, including money market funds, are invested in instruments that are off the balance sheets of its operating banks. Its short term investments are held in high quality instruments with large companies and U.S. Treasury Bills. Its cash equivalents and short-term investments, to the extent that there are balances in excess of federally insured limits, are with major financial institutions that management believes are financially sound and have minimum credit risk. The Company has not experienced any losses in such accounts and believes credit risks related to its cash, cash equivalents and short-term investments are limited based upon the creditworthiness of the financial institutions holding these funds.

Supplier Finance Program Obligations

The Company finances its Directors and Officers Insurance policy which requires the Company to make a down payment, followed by equal payments over a defined term. During the twelve months ended December 31, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this new financing arrangement, the Company made a down payment during the three months ended June 30, 2023 and is making nine equal monthly payments of approximately $29,000, starting in July 2023. No assets are pledged as security under this arrangement.

Major Customers

For the year ended December 31, 2023 and 2022, there were no customers which accounted for more than 10% of revenues. For the year ended December 31, 2023 a U.S. insurance payer represented 38% of product revenues. For the year ended December 31, 2022, a U.S insurance payer represented 32% of product revenues.

For the year ended December 31, 2023 and 2022, one insurer and its affiliates accounted for approximately 71% and 62% of accounts receivable, respectively.

For the year ended December 31, 2023 and 2022, approximately 57% and 60% of the Companys product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Note 11 — Income Taxes

Income (loss) before provision for income taxes was as follows:

	2023	2022
United States	$(8,716,749)	$(10,831,796)
Foreign	$725,186	$180,711
Loss before income taxes	$(7,991,563)	$(10,651,085)

The income tax provision (benefit) for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
U.S. federal
Current	$—	$—
Deferred	2,762,774	(2,791,239)
State and local
Current	—	—
Deferred	3,278,803	(615,573)
Foreign
Current	156,002	69,937
Deferred	—	—
	6,197,579	(3,336,876)
Change in valuation allowance	(6,041,578)	3,406,813
Income tax provision	$156,002	$69,937

The reconciliation between the U.S statutory federal income tax rate and the Companys effective rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	(38.19)%	5.60%
State rate change and other	(2.16)%	(0.06)%
NOLs' to expire unutilized due to 382 limitation	(51.74)%
Foreign tax rate differential	(0.82)%	(0.15)%
Other permanent items	(5.63)%	(0.28)%
Prior year taxes	(0.02)%	5.91%
Change in valuation allowance	75.60%	(32.67)%
Effective rate	(1.95)%	(0.66)%

The significant components of the Company’s deferred tax assets are as follows:

	2023	2022
Net operating loss carryover	$11,744,294	$18,052,725
Tax credits	130,722	423,036
Research and Experimental cost capitalization	1,027,243	657,076
Stock-based compensation	890,334	900,144
Other	610,069	411,258
Total deferred tax asset	14,402,661	20,444,240
Less: valuation allowance	(14,402,661)	(20,444,240)
Deferred tax asset, net of valuation allowance	$—	$—

There were no deferred tax liabilities at December 31, 2023 or 2022.

As of December 31, 2023 and 2022, the Company had approximately $77,360,000 and $72,726,000 of Federal NOLs and $61,239,000 and $67,302,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of approximately $26,425,0000, if not utilized, begin expiring in the year 2028. The Federal NOLs incurred after 2017 of approximately $50,935,000 have an indefinite carryforward period. The state NOL's if not utilized begin to expire in 2024 through 2044.

Additionally, the Company has U.S. federal and state research and development tax credits of $437,000 and $167,000, respectively, which will begin to expire in the year 2027 and 2036, respectively.

NOL carryforwards may face limitations caused by changes in ownership under Section 382 of the Internal Revenue Code. During 2023, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. The annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of these ownership changes, the Company is limited to an approximately $64,000 annual limitation on its ability to utilize pre-change NOLs during the carryforward period and has determined that approximately $20,000,000 and $48,000,000 of the Company’s pre-change Federal and State NOLs, respectively, will expire unutilized. Accordingly, the deferred tax asset and valuation allowance have been adjusted by approximately $4,200,000 and $3,900,000 to reflect the Federal and State NOL's, respectively that will expire unutilized.

ASC 740 , “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2023 and December 31, 2022. For the years ended December 31, 2023 and December 31, 2022, the change in valuation allowance was a decrease of ($6,042,000) and an increase of $3,407,000, respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the statement of operations as of December 31, 2023 and December 31, 2022. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2020. To the extent the Company has tax attribute carryforwards the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state of foreign tax authorities to the extent utilized in a future period.

There were no accrued interest and penalties at December 31, 2023 and December 31, 2022.

Note 12 — Subsequent Events

On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or at $3.7999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.4 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

On February 29, 2024, CMS published final fees for the Company's billing codes for the MyoPro. The final average payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and for the MyoPro Motion G (L8702) of approximately $65,900, become effective April 1, 2024.