Form 10-Q
period 2024-03-31
MYOMO, INC.
filed 2024-05-08
CIK 1369290

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

At May 3, 2024, the registrant has 28,814,637 shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,434,726	$6,871,306
Short-term investments	5,523,664	1,994,662
Accounts receivable, net	1,683,414	2,382,658
Inventories, net	2,386,497	1,803,507
Prepaid expenses and other current assets	676,787	598,850
Total Current Assets	15,705,088	13,650,983
Operating lease assets with right of use, net	604,897	663,554
Equipment, net	205,917	175,794
Other assets	4,955	91,237
Total Assets	$16,520,857	$14,581,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	4,963,707	4,885,944
Current operating lease liability	421,514	486,143
Income taxes payable	171,280	96,461
Deferred revenue	—	8,510
Total Current Liabilities	5,556,501	5,477,058
Non-current operating lease liability	64,599	115,160
Total Liabilities	5,621,100	5,592,218
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 28,789,823 and 27,135,061 shares issued as of March 31, 2024 and December 31, 2023, respectively; and 28,789,796 and 27,135,034 shares outstanding at March 31, 2024 and December 31, 2023, respectively	2,881	2,715
Additional paid-in capital	111,522,270	105,840,239
Accumulated other comprehensive income	147,511	83,669
Accumulated deficit	(100,766,441)	(96,930,809)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	10,899,757	8,989,350
Total Liabilities and Stockholders’ Equity	$16,520,857	$14,581,568

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue
Product revenue	$3,754,389	$3,446,708

Cost of revenue	1,455,345	1,139,074
Gross profit	2,299,044	2,307,634
Operating expenses:
Research and development	956,215	476,991
Selling, clinical and marketing	2,361,845	2,030,551
General and administrative	2,869,751	2,471,057
	6,187,811	4,978,599

Loss from operations	(3,888,767)	(2,670,965)

Other (income) expense, net
Interest income, net	(135,293)	(86,314)
Other expense, net	—	31
Loss on equity investment	—	17,202
	(135,293)	(69,081)
Loss before income taxes	(3,753,474)	(2,601,884)
Income tax expense	82,158	42,411
Net loss	$(3,835,632)	$(2,644,295)

Weighted average number of common shares outstanding:
Basic and diluted	36,752,597	24,196,732
Net loss per share attributable to common stockholders
Basic and diluted	$(0.10)	$(0.11)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Net loss	$(3,835,632)	$(2,644,295)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	63,842	65,788
Other comprehensive income	63,842	65,788
Comprehensive loss	$(3,771,790)	$(2,578,507)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three Month Period Ending March 31, 2024 and 2023
	Common stock		Additional Paid-in	Accumulated	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Shares	Amount	Equity
Balance, January 1, 2024	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350
Proceeds from sale of common stock in registered direct offering, net of offering costs of $547,257	1,354,218	135	4,598,636	—	—	—	—	4,598,771
Proceeds from sale of 224,730 pre-funded warrants in registered direct offering, net of offering costs of $90,814			763,138					763,138
Common stock issued upon vesting of restricted stock units	300,544	31	(31)	—	—	—	—	—
Stock-based compensation	—	—	320,288	—	—	—	—	320,288
Unrealized gains on foreign currency adjustments	—	—	—	63,842	—	—	—	63,842
Net loss	—	—	—	—	(3,835,632)	—	—	(3,835,632)
Balance, March 31, 2024	28,789,823	$2,881	$111,522,270	$147,511	$(100,766,441)	27	$(6,464)	$10,899,757

Balance, January 1, 2023	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365
Common stock issued upon vesting of restricted stock units	2,821	—	—	—	—	—	—	—
Proceeds from sale of common stock in public offering, net of offering costs of $663,856	13,169,074	1,317	3,614,777	—	—	—	—	3,616,094
Proceeds from sale of 6,830,926 pre-funded warrants, net of offering costs of $155,356	—	—	2,064,012	—	—	—	—	2,064,012
Stock-based compensation	—	—	171,027	—	—	—	—	171,027
Unrealized gains on foreign currency adjustments	—	—	—	65,788	—	—	—	65,788
Net loss	—	—	—	—	(2,644,295)	—	—	(2,644,295)
Balance, March 31, 2023	20,922,530	$2,092	$100,954,887	$109,015	$(91,427,539)	27	$(6,464)	$9,631,991

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,835,632)	$(2,644,295)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	29,685	48,632
Stock-based compensation	320,288	171,027
Accretion of discount on short-term investments	(49,053)	—
Credit losses	—	13,000
Loss on equity investment	—	17,202
Amortization of right-of-use assets	58,658	101,829
Other non-cash charges	63,930	49,012
Changes in operating assets and liabilities:
Accounts receivable	718,676	340,533
Inventories	(597,087)	(157,148)
Prepaid expenses and other current assets	6,897	(53,577)
Accounts payable and accrued expenses	87,041	386,880
Income taxes payable	77,405	39,417
Operating lease liabilities	(115,191)	(109,109)
Deferred revenue	(11,181)	(20,093)
Net cash used in operating activities	(3,245,564)	(1,816,690)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(59,808)	(45,085)
Maturities of short-term investments	2,000,000	—
Purchases of short-term investments	(5,482,757)	—
Net cash used in investing activities	(3,542,565)	(45,085)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	4,598,771	3,708,045
Proceeds from sale of pre-funded warrants, net of offering costs	763,138	2,064,012
Net cash provided by financing activities	5,361,909	5,772,057

Effect of foreign exchange rate changes on cash	(10,360)	7,311

Net (decrease) increase in cash and cash equivalents	(1,436,580)	3,917,593

Cash and cash equivalents, beginning of period	6,871,306	5,345,967

Cash and cash equivalents, end of period	$5,434,726	$9,263,560

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

Note 2 — Liquidity

The Company incurred net losses of approximately $3,835,600 and $2,644,300 during the three months ended March 31, 2024 and 2023, respectively, and has an accumulated deficit of approximately $100,766,400 and $96,930,800 at March 31, 2024 and December 31, 2023, respectively. Cash used in operating activities was approximately $3,245,600 and $1,816,700 for the three months ended March 31, 2024 and 2023, respectively. The Company's historical losses and cash used in operations are indicators of substantial doubt regarding the Company's ability to continue as a going concern.

Based upon its current cash, cash and cash equivalents, and short-term investments, as well as the future expected cash flows, the Company believes that its available cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

The Company has historically funded its operations through financing activities, including raising equity and debt. On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. On August 29, 2023, the Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share or at $0.5999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $3.9 million. On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 to pre-funded warrants to purchase common stock at $0.325 per share or at $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million. See Note 7 - Common Stock and Warrants for further discussion. Financing activities, such as the recent registered direct equity offering, are enabling the Company to sustain its operations.

Management's operating plans are primarily focused on increasing its clinical, reimbursement and manufacturing capacity in order to serve a higher volume of Medicare Part B patients in 2024. The Company believes that based on the final fees published by the Centers for Medicare and Medicaid Services (“CMS”) for the Company’s products, which became effective on April 1, 2024, if the Company is able to hire at least 50 to 60 additional employees during the first half of 2024 as planned to increase its clinical, reimbursement and manufacturing capacity, and its supply chain is able to meet its volume requirements without disruption, the Company believes it can achieve cash flow breakeven on a quarterly basis by the fourth quarter of 2024. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, exercises of outstanding warrants, debt financings, or other means. Debt financing may contain other terms that are not favorable to the Company or its stockholders. Based on the Company's latitude as to the timing and amount of certain expenses, its current cash position and operating plans, the Company believes that the substantial doubt is alleviated as of the issuance date of these financial statements. However, there can be no assurance that the Company will be successful in implementing its operating plans.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2024, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and 2022 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Income (Loss)

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three months ended March 31, 2024. There were no reclassifications in the three months ended March 31, 2023.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2024 and December 31, 2023.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of March 31, 2024 and December 31, 2023 consists of commercial paper and U.S. Treasury Bills, which are classified as held-to-maturity, and certificates of deposit totaling approximately $5,523,700 and $1,994,700 as of March 31, 2024, and December 31, 2023, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase.

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At March 31, 2024, and December 31, 2023. The Company recorded an allowance for credit losses accounts which was immaterial to the condensed consolidated financial statements.

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co. Ltd. (the "JV Company"), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment was fully written off as of December 31, 2023, due to the recording of the Company's share of the losses of the JV Company in prior periods, which were recorded to other expense (income) in the condensed consolidated statement of operations, the Company has no obligation to fund any losses incurred by the JV Company.

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

The Company recognizes revenue after applying the following five steps:

1)
Identification of the contract, or contracts, with a customer,
2)
Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract,
3)
Determination of the transaction price, including the constraint on variable consideration,

4)
Allocation of the transaction price to the performance obligations in the contract, and
5)
Recognition of revenue when, or as, performance obligations are satisfied.

Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Product Revenue

Increasingly, the Company derives its revenue from direct billing. The Company also derives revenue from the sale of its products to O&P providers in the United States and internationally and the Veterans Administration (“VA”). Under direct billing, the Company recognizes revenue when all of the following criteria are met:

(i)
The product has been delivered to the patient, including completion of initial instruction on its use,
(ii)
Collection is deemed probable and it has been determined that a significant reversal of the revenue to be recognized is not deemed probable when the uncertainty associated with the variable consideration is resolved. As an example, the Company will record revenue if it is notified that insurance intends to pay and a payment amount is provided, and
(iii)
The amount to be collected is estimable using the “expected value” estimation techniques, or the “most likely amount” as defined in ASC 606.

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. These insurers represented 54% and 63% of direct billing channel revenue during the three months ended March 31, 2024 and 2023, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of approximately $963,400 and $1,683,800, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

For revenues derived from O&P providers and the VA, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenues may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable.

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

On January 21, 2021, the Company entered into a definitive agreement with Ryzur Medical to form the JV Company to manufacture and sell the Company's current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”). Under the JV Agreement, the Company is entitled to receive an upfront license fee of $2.7 million. As of June 30, 2023, the final portion of the initial license fee has been paid in full and recognized as license revenue. In addition, the Company is entitled to receive a guaranteed minimum payment for purchase of MyoPro Control Units for a period of ten years from the effective date of the JV Agreement. The Company will recognize revenue on these amounts upon invoicing of the JV Company as long as the collectability is deemed to be assured.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had no deferred revenue as of March 31, 2024, and approximately $8,500 of deferred revenue as of December 31, 2023.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended March 31,
	2024	2023
Direct to patient	$2,234,742	$2,414,614
Clinical/Medical providers	1,519,647	1,032,094
Total revenue from contracts with customers	$3,754,389	$3,446,708

Geographic Data

The Company generated 75% of its total revenue from the United States, 22% from Germany, and 3% from other international locations for the three months ended March 31, 2024. The Company generated 80% of its total revenue from the United States, 17% from Germany, and 3% from other international locations, for the three months ended March 31, 2023.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three months ended March 31, 2024 and 2023, the Company recorded cost of goods sold of approximately $112,100 and $199,800, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $787,200 and $691,500 during the three months ended March 31, 2024 and 2023, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive gain. The Company recorded gains of approximately $63,800 and $65,800 during the three months ended March 31, 2024 and 2023, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of goods sold in the consolidated statements of operations. Such amounts were immaterial for the three months ended March 31, 2024 and 2023. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2024 and 2023, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	March 31,
	2024	2023
Stock options	23,929	28,327
Restricted stock units	1,197,626	681,884
Other warrants	668,250	668,250
Total	1,889,805	1,378,461

Due to their nominal exercise price of $0.0001 per share, a total of 8,496,249 and 6,830,926 outstanding pre-funded warrants as of March 31, 2024 and 2023 respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023, August 2023, and January 2024 respectively.

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. The Company has adopted this new standard January 1,2024, which did not have a material impact on its financial position and results of operations.

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

In December 2023, the FASB issued ASU 2023-09, “Accounting Standards Update, Income Taxes (Topic 740: Improvements to Income Tax Disclosures”. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. This amendment in the ASU will become effective for public companies as of December 15, 2024 and effective to all other companies as of December 15, 2025. The Company will adopt these new standards when they become effective, which is not expected to have a material impact on its financial position and results of operations.

Note 4 — Inventories

Inventories consist of the following at:

	March 31, 2024	December 31, 2023
Finished goods	$800,018	$321,484
Work in process	111,192	6,589
Parts and subassemblies	1,475,287	1,475,434
Inventories, net	$2,386,497	$1,803,507

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

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents consist of money market funds that limit their investments to only short-term U.S. Treasury Securities and repurchase agreements related to these securities. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the condensed consolidated balance sheets at amortized cost which approximates fair value.

Cash equivalents and short-term investments measured at fair value on a recurring basis at March 31, 2024 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$3,825,615	—	—	$3,825,615
Commercial paper	$—	$1,598,452	—	$1,598,452
Short-term investments	$—	$5,523,664	$—	$5,523,664

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2023 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$4,893,387	—	—	$4,893,387
Commercial paper	—	$746,762	—	$746,762
Short-term investments	—	$1,994,662	—	$1,994,662

Note 6 - Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	March 31, 2024	December 31, 2023
Trade payables	$828,873	$1,073,405
Accrued compensation and benefits	2,249,006	1,964,487
Accrued professional services	45,832	52,202
Warranty reserve	224,424	231,108
Customer deposits	1,497,016	1,114,979
Other	118,556	449,763
	$4,963,707	$4,885,944

Note 7 — Common Stock and Warrants

On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. As of March 31, 2024, 6,351,519 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

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

No pre-funded warrants from any of the aforementioned offerings were exercised during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 there were 8,496,249 pre-funded warrants outstanding.

On August 2, 2022, the Company entered into an ATM Facility with Alliance Global Partners on (“AGP”). Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the three months ended March 31, 2024 and 2023, respectively. In conjunction with the public equity offering in August 2023, the Company reduced the amount available to sell under the ATM Facility to $1,000. This amount remains available for sale at March 31, 2024.

No shares of common stock were issued through the exercise of stock options during the three months ended March 31, 2024 and March 31, 2023, respectively.

During the three months ended March 31, 2024 and 2023, 300,544 and 2,821 restricted stock units vested, respectively.

Note 8 — Stock Award Plans and Stock-Based Compensation

As of March 31, 2024, there were 1,119,624 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2024, 1,085,401 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three months ended March 31, 2024 and 2023, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of goods sold	$23,387	$20,479
Research and development	24,245	(69,727)
Selling, clinical, and marketing	46,121	41,855
General and administrative	226,535	178,420
Total	$320,288	$171,027

As of March 31, 2024, there was approximately $19,216 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.24 years.

As of March 31, 2024, there was approximately $583,370 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.44 years.

Note 9 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee who was terminated in 2021 brought an age discrimination claim against the Company. During the fourth quarter of 2023, the Company settled the claim with the former employee. The Company deemed it probable that its insurance company would pay its share of the claim. As a result of this assumed gain contingency, the Company reduced its accrual to an amount that is not expected to be covered by insurance, and recorded a liability of approximately $55,000 for severance and legal expenses as of December 31, 2023. The settlement was paid and all insurance proceeds were received during the three months ended March 31, 2024. There is no other material litigation against the Company at this time.

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, Massachusetts, which expires in January 2025 and a lease agreement for office space in Fort Worth, TX. which expires in December 2025. Termination options are either not included, or have expired, for the Company’s existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of March 31, 2024, operating lease assets were approximately $604,900. The amount and the maturity of the Company’s operating lease liabilities as of March 31, 2024, are as follows:

March 31, 2024
2024	$433,830
2025	102,841
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	536,671
Less imputed interest	50,558
Total operating lease liabilities	$486,113
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$421,514
Non-current operating lease liabilities	64,599
Total operating lease liabilities	$486,113

For the three months ended March 31, 2024 and 2023, the total lease cost is comprised of the following amounts:

	For the Three Months Ended March 31,
	2024	2023
Operating lease expense	$89,496	$125,650
Short-term lease expense	-	-
Total lease expense	$89,496	$125,650

The following summarizes additional information related to operating leases:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	1.0	1.2
Weighted-average discount rate	23.3%	23.3%

Major Customers

For the three months ended March 31, 2024 and 2023, there were no customers which accounted for more than 10% of product revenues. For the three months ended March 31, 2024 and 2023, a U.S. insurance payer represented 32% and 44% of product revenues, respectively.

At March 31, 2024 and December 31, 2023, one insurance company and its affiliates accounted for approximately 26% and 38% of accounts receivable, respectively.

For the three months ended March 31, 2024 and 2023, approximately 38% and 53% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans.

Supplier Finance Program Obligations

The Company finances its Directors and Officers Insurance policy, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this new financing arrangement, the Company made a down payment of approximately $29,000 during the three months ended June 30, 2023 and is making nine equal monthly payments of approximately $27,000, starting in July 2023. Changes in the Company's supplier finance obligations were as follows:

	Three Months Ended
	March 31,
	2024	2023
Opening January 1	$142,217	$56,603
Payments	—	(128,692)
Expensed	80,109	132,988
Ending	$62,108	$52,307

No assets are pledged as security under this arrangement.

Note 10 — Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the unaudited condensed consolidated financial statements.

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

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, “ADLs”, in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help regain function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We have relationships with physicians and therapists who generate patient referrals, and we utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained Orthotics and Prosthetics (“O&P”) provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. Beginning in 2022, this is being done in some cases using a digital measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the Veterans Administration (“VA”) for impaired veterans, and nearly 100 VA facilities have ordered devices for their patients.

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
•
In November 2018, we announced that the Centers for Medicare and Medicaid Services, (“CMS”), had published two new codes (L8701, L8702) pursuant to our application for Healthcare Common Procedure Coding System (“HCPCS”) codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms, offers greater access to the MyoPro for Medicare beneficiaries.
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

Majority ownership in the joint venture, named Jiangxi Myomo Medical Assistive Appliance Co., Ltd., (the "JV Company") is held by Ryzur Medical with minority ownership by Wuxi Chinaleaf Investment Management Limited Partnership, a private fund that invests in growth opportunities in new technologies. We own a minimum 19.9% stake in the JV Company. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV Company over five years.

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

Recent Developments

Equity Offerings

On January 19, 2024 we completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. Net proceeds from the offering are expected to be used to hire 50 to 60 people through the second quarter of 2024 in order to increase our clinical, reimbursement and manufacturing capacity to serve a growing number of patients, including Medicare Part B beneficiaries. On August 29, 2023, we completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share, or at $0.5999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed a public equity offering, whereby we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants to purchase common stock at $0.325 per share, or $0.3249 per pre-funded warrant. Each pre-funded warrant in the above offerings entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. See section titled “Liquidity” for further discussion.

CMS Status

On November 1, 2023, CMS issued a final rule that results in a change in the benefit category associated with products billed under the HCPCS codes for our products from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule became effective on January 1, 2024. On February 29, 2024, CMS published final average payment determinations for the HCPCS codes describing our products of approximately $33,500 for L8701, the MyoPro Motion W, and approximately $65,900 for L8702, the MyoPro Motion G, which became effective on April 1, 2024. When reimbursed by CMS we will be paid at approximately 80% of the published fees, with the remaining 20% from either the patient directly or their secondary insurance.

Beginning January 1, 2024, we began deliveries to Medicare Part B patients for lump sum reimbursement under the brace benefit category. During the three months ended March 2024, we delivered 33 devices to Medicare Part B beneficiaries, and we were paid by CMS on a lump sum basis for 16 deliveries as of March 31, 2024.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period- to-Period Change
	2024	2023	$	%
Product revenue	$3,754,389	$3,446,708	$307,681	9%
Cost of revenue	1,455,345	1,139,074	316,271	28%
Gross profit	$2,299,044	$2,307,634	$(8,590)	(0)%
Gross margin %	61.2%	67.0%		-5.8%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the U.S, Europe and Australia, to the VA, and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue increased by approximately $307,700, or 9%, for the three months ended March 31, 2024, as compared to the same period in 2023. Higher product revenues in the three months ended March 31, 2024 were due to a higher number of revenue units, which offset a lower average selling price.

Cost of Revenue and Gross margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, costs for our quality and fulfillment organizations and royalties associated with licensed technologies.

Gross margin was 61.2% for the three months ended March 31, 2024, compared to 67.0% for the three months ended March 31, 2023. The decrease in gross margin was primarily due to a lower average selling price, increased manufacturing overhead as we are adding capacity in support of planned revenue growth in 2024 and a higher number of deliveries to patients, which is when cost of goods sold is recorded than units recognized as revenue.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2024	2023	$	%
Research and development	$956,215	$476,991	$479,224	100%
Selling, clinical and marketing	2,361,845	2,030,551	331,294	16%
General and administrative	2,869,751	2,471,057	398,694	16%
Total operating expenses	$6,187,811	$4,978,599	$1,209,212	24%

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

R&D expenses increased by approximately $479,200, or 100%, during the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to higher costs for payroll and outside engineering services as we are accelerating our sustaining engineering and product development efforts as a result of coverage by Medicare, and a recovery of stock-based compensation expense in the prior year period which did not recur.

Selling, clinical and marketing

Selling, clinical, and marketing (“SC&M”) expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense in the period in which the measurable work is performed. We expect SC&M expenses to increase in 2024 as we plan to add clinical capacity in support of serving Medicare Part B patients.

SC&M expenses increased by approximately $331,300 or 16% during the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to higher payroll costs due to increased headcount in our clinical functions to support higher expected sales volume in 2024, higher advertising expense and the effect on payroll costs from a headcount decrease in the first quarter of 2023.

General and administrative

General and administrative (“G&A”) expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase in 2024 as we plan to add headcount in our human resources and reimbursement functions in support of serving Medicare Part B patients.

G&A increased by approximately $398,700 or 16%, during the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to increased payroll costs due to increased headcount in our clinical, reimbursement and human resource functions as part of our plan to increase our reimbursement capacity in 2024 in order to serve Medicare Part B patients, and the effect on payroll costs from a headcount decrease in the first quarter of 2023.

Other (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended March 31,		Period-to-Period Change
	2024	2023	$	%
Interest income, net	$(135,293)	$(86,314)	$(48,979)	57%
Other expense, net	-	31	(31)	(100)%
Loss on equity investment	-	17,202	(17,202)	N/M
Total other income, net	$(135,293)	$(69,081)	$(66,212)	N/M

Other (income) expense, net was income of approximately $135,300 for the three months ended March 31, 2024, compared to income of approximately $69,100 for the same period in 2023. The increase in other income was due primarily to higher interest income as a result of higher interest rates and a higher average investment balance compared to the prior year period.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2024 and 2023 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three months ended March 31, 2024 as a result of higher taxable income compared to the same period in 2023.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
GAAP net loss	$(3,835,632)	$(2,644,295)
Adjustments to reconcile to Adjusted EBITDA:
Interest income, net	(135,293)	(86,314)
Depreciation expense	29,685	48,632
Stock-based compensation	320,288	171,027
Loss on investment in minority interest	—	17,202
Income tax expense	82,158	42,411
Adjusted EBITDA	$(3,538,794)	$(2,451,337)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,434,726	$6,871,306
Short-term investments	5,523,664	1,994,662
Total	10,958,390	8,865,968
Working capital	$10,148,587	$8,865,968

As of March 31, 2024, we had working capital of approximately $10.1 million and stockholders’ equity of approximately $10.9 million. We used approximately $3.2 million in cash for operating activities during the three months ended March 31, 2024. Our historical losses and cash used in operations are indicators of substantial doubt regarding our ability to continue as a going concern. Considering our cash, cash equivalents, and short-term investment balances as of March 31, 2024 and our plans to grow our revenues in 2024 by serving Medicare Part B beneficiaries, we believe there is sufficient cash, cash equivalents, and short-term investments to fund our operations and capital expenditures for the next 12 months from the date of this report.

We have historically funded our operations through financing activities, including raising equity and debt capital. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In August 2023, we completed a public equity offering pursuant to which we sold 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed an equity offering under which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants to purchase common stock at $0.325 per share, or at $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million.

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

Our operating plans are primarily focused on increasing our clinical, reimbursement and manufacturing capacity in order to serve a higher volume of Medicare Part B patients in 2024. Based on the final fees published for our products by CMS, we believe that if we are able to hire at least 50 to 60 additional employees during the first half of 2024 as we have planned to increase our clinical, reimbursement and manufacturing capacity, and our supply chain is able to meet our volume requirements without disruption, we believe we can achieve cash flow breakeven on a quarterly basis by the fourth quarter of 2024. Based on our latitude as to the timing and amount of certain expenses, our current cash position and operating plans, we believe that the substantial doubt is alleviated as of the issuance date of these financial statements.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,245,564)	$(1,816,690)
Net cash used in investing activities	(3,542,565)	(45,085)
Net cash provided by financing activities	5,361,909	5,772,057
Effect of foreign change rate changes on cash	(10,360)	7,311
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,436,580)	$3,917,593

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2024 was primarily used to fund a net loss of approximately $3.8 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.4 million and by approximately $0.2 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset by an increase in inventory.

The net cash used in operating activities for the three months ended March 31, 2023 was primarily used to fund a net loss of approximately $2.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.4 million, offset by approximately $0.3 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset by an increase in inventory.

Investing Activities. During the three months ended March 31, 2024, our cash used in investing activities of $3.5 million was primarily related to our purchase of short-term investments and purchases of equipment. During the three months ended March 31, 2023, our cash used in investing activities was for our investment in the JV Company and the purchases of equipment.

Financing Activities. There was $5.4 million and $5.8 million in cash generated from financing activities during the three months ended March 31, 2024 and 2023, respectively, due entirely to the net proceeds from our equity offerings in January 2024 and January 2023.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. Our significant estimates include deferred tax valuation allowances, valuation of stock-based compensation, warranty obligations and reserves for credit losses and slow-moving inventory.

Other

There have been no material changes to our critical accounting policies from those described in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Standards

Information regarding new accounting standards is included in Note 3 — Recently Adopted Accounting Standards to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During the fourth quarter of 2023, the Company settled an age discrimination claim by a former employee. The settlement was paid and all insurance proceeds were received during the three months ended March 31, 2024. There is no material litigation against the Company at this time that is required to be disclosed under Item 103 of Regulation S-K.

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

We have a history of losses since inception. For the three months ended March 31, 2024, we incurred a net loss of 3.8 million. For the year ended December 31, 2023, we incurred a net loss of $8.1 million. At March 31, 2024, we had an accumulated deficit of approximately $100.8 million. The extent and duration of future operating and net losses will depend on our ability to grow our revenues, to hire at least 50 to 60 additional employees in 2024 as we have planned to increase our clinical, reimbursement and manufacturing capacity and the ability of our supply chain to meet our volume requirements without disruption. We believe it is achievable to be cash flow breakeven on a quarterly basis by the fourth quarter of 2024. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents and short-term investments at March 31, 2024 were approximately $11.0 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. We believe that our existing cash, cash equivalents, and short-term investments at March 31, 2024 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as have been referred to above, the timing of our ability to achieve cash flow breakeven could extend beyond the fourth quarter of 2024 and additional capital may be required.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a single insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus on patients with insurers who have previously reimbursed for the MyoPro. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 32% and 38% of total revenue during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. With a small number of exceptions, appeals filed with the payer have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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
•
increased product and price competition, due to reimbursement of our products by Medicare, the regulatory landscape, market conditions or other factors;
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

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement, in our December 31,2023 annual report on Form 10-K.” Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in utilization management for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, or the VA, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2023, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement, in our December 31,2023 annual report on Form 10-K.”

In connection with Medicare reimbursement, in November 2023 CMS reclassified the MyoPro from the durable medical equipment benefit to the brace benefit category effective January 1, 2024, thereby allowing for lump sum reimbursement. Such lump sum reimbursements based on the fees posted by CMS, are now being made. CMS published final average payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and the MyoPro Motion G (L8702) of approximately $65,900, effective April 1, 2024. We believe that despite the publication of a final fee, our claims are expected to be evaluated on a case-by-case basis during most of 2024.

There can be no assurance that the final fees will be sufficient to permit us to generate gross margin required to allow us to operate on a profitable basis. Third-party payers also may continue to deny or limit coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to operate profitably could negatively impact market acceptance of MyoPro.

If CMS amends, restricts, or retracts coverage requirements, insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans have become a significant portion of our overall revenues. Approximately 38% and 53% of our product revenues were derived from patients with Medicare Advantage insurance plans for the three months ended March 31, 2024 and 2023, respectively. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace or amends or retracts any published fees, ”or establishes more restrictive inclusion criteria for coverage insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. As a result, our revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to expand market acceptance or grow revenues in the orthotics and prosthetics channel.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and continuing market acceptance and adoption will depend on educating people with limited upper extremity mobility and healthcare providers as to the distinct features, ease-of-use, improved quality of life and other benefits of MyoPro systems compared to alternative technologies and treatments. Our products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy or amputation with a prosthetic replacement. Also, healthcare providers such as orthotics and prosthetics ("O&P") practices and the Veterans Administration ("VA") want to see good outcomes for their patients and certainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value. Additionally, because the MyoPro is a prescription device, patients require the prescription of a healthcare provider to access our products and to have the device reimbursed by insurance.

Expanding market acceptance of MyoPro products could be negatively impacted by many other factors, including, but not limited to:

•
patient outcomes not meeting expectations;
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

While we currently believe we have sufficient inventory in our supply chain in the near term, if we, or any third parties in our supply chain for materials which are used in either the manufacture of our products are adversely impacted by infections or restrictions from public heath crises, or other factors, our supply chain may be disrupted and our ability to manufacture and ship our products may be limited. While many companies continue to experience shortages of certain electronic components, so far we and our contract manufacturing partners have been able to procure the electronic components necessary for the manufacture of our products, but we are dealing with longer lead times and delivery delays for certain critical components. There can be no assurance that such supplies will become less constrained in the future.

Risks Related to Limited Operating History and Capital Requirements

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since inception through March 31, 2024, we have delivered more than 2,500 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 2,200 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents and short term investments at March 31, 2024 was approximately $11.0 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to enable us to achieve cash flow breakeven on a quarterly basis, which we believe is achievable by the fourth quarter of 2024, assuming that we are able to grow revenues as planned and hire at least 50 to 60 additional employees during the first half of 2024 as we have planned to increase our clinical, reimbursement and manufacturing capacity, and our supply chain is able to meet our volume requirements without disruption. If additional capital is required to achieve cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Continued inflation may materially impact our financial operations or results of operations.

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

Industrial and medical robotics is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Publication of fees by CMS under our Healthcare Common Procedures Coding System ("HCPCS") billing codes L8701 and L8702 is also expected to attract competition. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple complex factors, including our ability to maintain and grow market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory clearances or approvals, if necessary, for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plans.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture (the “JV”) with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, including Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we were entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. During 2023, we received full payment of the $2.7 million initial license fee and have received payment for MyoPro control units of

$50,000. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Risks Related to Our Business Operations and Management

If we fail to properly manage our anticipated growth, including in O&P channel and international markets, our business could suffer.

As we expand the number of locations which provide the MyoPro products, including O&P practices in the U.S., and future planned international distribution, we expect that it will place significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to mis-allocate management or financial resources and result in losses or weaknesses in our infrastructure, systems, processes and controls, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.

Moreover, there are significant costs and risks inherent in selling our products, particularly in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed. For example, we have entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd., to manufacture and sell the products containing the Company’s technology in China, including Hong Kong, Taiwan and Macau. In connection with this joint venture, we may encounter challenges in working with our joint venture partners, including with respect to compliance with local laws and domestic laws related to foreign operations.

These and other factors could harm our ability to implement planned growth in international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned expansion activities, and they may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty growing the O&P channel while simultaneously being a direct provider to patients in the U.S. and expanding into international markets because of limited brand recognition. These factors my lead to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand O&P channel revenues in the U.S., expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

Our products are regulated as medical devices in the United States under the FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See section titled “Business — Government Regulation, in our December 31,2023 annual report on Form 10-K.”

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

We are registered with the FDA as a manufacturer for medical devices. We are also subject to regulation by foreign governmental agencies in connection with international sales. The agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements, such as the FDA’s medical device good manufacturing practice / Quality System Regulation, or “QSR”, requirements and the FDA’s medical device reporting requirements for certain device-related adverse events and malfunction, continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR, and comparable foreign regulations.

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

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register the MyoPro once it is already on the market or otherwise impact our ability to market the MyoPro in the United States or other countries. For example, on February 2, 2024, the FDA published a final rule to amend its QSR requirements to align more closely with the international consensus standards for medical devices by converging with quality management system, (“QMS”), requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation, (“QMSR”), and is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. For instance, the FDA may issue mandates, known as 522 orders, requiring us to conduct post-market surveillance studies of our devices. Failure to comply could result in enforcement of the FFDCA against us or our products including an agency request that we recall our MyoPro products.

Our relationships with healthcare providers and physicians and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section titled “Business – Government Regulation – Healthcare Privacy Laws and Regulations, in our December 31,2023 annual report on Form 10-K.”.

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

We face risks in connection with the Affordable Care Act (“ACA”) or its possible replacement or modifications and other ongoing healthcare legislative and regulatory reform measures.

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

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. See section titled “Business – Government Regulations – Current and Future Legislation, in our December 31,2023 annual report on Form 10-K.”

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial or narrowing of coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payers, including Medicare Advantage plans, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results. It is not clear how these developments, or other future potential changes to the ACA, will change the reimbursement model and market outlook for O&P devices such as the MyoPro. We intend to monitor industry trends relative to the ACA to assist in our determination of how the MyoPro can fit into patient care protocols with providers such as rehabilitation hospitals and surgery centers. If reimbursement policies change significantly, the demand for MyoPro products may be impacted.

Risks Related to Cybersecurity and Data Protection

Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks, compromises or security breaches, which could result in a material disruption of our product development programs.

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

We could be required to expend significant amounts of money and other resources to detect, mitigate and respond to these threats, compromises, or breaches and to repair or replace information technology systems infrastructure or networks and could suffer financial loss or the loss of valuable confidential and/or proprietary information. In addition, we could be subject to regulatory actions, inquiries, investigations, orders, penalties, fines, and/or claims made by individuals and groups in private litigation, including those involving privacy and security issues related to data collection and use practices and other data privacy and security laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process designed to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, instances of unauthorized access to our computer systems have occurred in the past, though these events have not resulted in financial loss or disruption to our operations. The possibility of these events occurring in the future cannot be eliminated entirely. There can be no assurance that any measures we take will prevent or adequately address cyber-attacks or security compromises or breaches that could adversely affect our business.

We, our collaborators and our service providers may be subject to a variety of privacy and data protection laws, regulations and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to fines or other penalties and otherwise harm our business and operations.

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (“FTC”) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act, or CCPA, is a comprehensive law that creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act (“CPRA”), created additional obligations with respect to processing and storing personal information.

Similar consumer privacy laws have passed or come into force in more than a dozen U.S. states. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. In addition, federal and state legislators and regulators have signaled their intention to further regulate health and other sensitive information, and new and strengthened requirements relating to this information could impact our business. At the state level, some states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal data, including personal health data in the European Economic Area, (“EEA”) and the UK is governed by the provisions of the EU General Data Protection Regulation, (“EU GDPR”) (with regards to the EEA) and the UK General Data Protection Regulation, (“UK GDPR”), (with regards to the UK), as well as applicable data protection laws in effect in the member states of the EEA and in the UK (including the UK Data Protection Act 2018). In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to the processing of personal data by any company established in the EEA/UK and to companies established outside the EEA/UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases or conditions for processing personal data relating to identifiable individuals and transferring such information outside the EEA/UK , including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, where required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of any non-compliance with the GDPR and any supplemental EEA Member State or UK national data protection laws, we could be subject to warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to €20,000,000 (£17.5 million for the UK GDPR) or 4% of total annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR imposes strict rules on the transfer of personal data outside of the EEA or the UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless adequate safeguards (such as the European Commission approved standard contractual clauses , (“SCCs”), or the UK International Data Transfer Agreement/Addendum, (“IDTA”) and transfer impact assessments carried out when relying on the SCCs and UK IDTA. The international transfer obligations under the EU data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit (“Brexit”) from the European Union (“EU”), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government has introduced a Data Protection and Digital Information Bill, or(“Data Reform Bill”) into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Digital Information Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission, which may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

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

Filing, prosecuting, maintaining and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are currently limited to selected countries in the EU, including China, including Hong Kong, and Japan. In addition, the laws of some foreign countries, especially developing countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in January 2024, August 2023 and January 2023, we issued 224,730, 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of March 31, 2024, we had 8,496,249 shares issuable upon the exercise of pre-funded warrants with an exercise price of $0.0001 per share, 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,197,626 unvested restricted stock units outstanding. In addition, we had 23,929 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $41.95 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from March 31, 2023 to March 31, 2024, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.47 to a high of $5.58 per share. During the period from April 1, 2024 to the date of the filing of this report, our stock price has ranged from $2.51 to $4.38.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, (“DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company” as set forth under the Exchange Act.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $77.4 million and $72.7 million, respectively, which begin to expire in the year 2028 and 2024 through 2044, respectively. Additionally, we had U.S. federal and state research and development tax credits, or tax credits, of $0.4 million and $0.2 million, respectively, which begin to expire in the year 2026 and 2033, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $64,000 annual limitation on our ability to utilize pre-ownership change NOLs and approximately $20.0 million of our federal NOLs and $48.0 million of our state NOLs will expire unutilized. There may have been an ownership changed associated with our equity offerings in August 2023 and January 2024. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 5. Other Information

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

4.1	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 17, 2024)

10.1

Form of Securities Purchase Agreement by and between Myomo, Inc. and the investors identified on the signatures thereto dated January 16, 2024 (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on January 16, 2024)

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with embedded linkbase documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date May 8, 2024

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)