Form 10-Q
period 2024-06-30
MYOMO, INC.
filed 2024-08-06
CIK 1369290

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

At August 1, 2024, the registrant has 30,225,752 shares of common stock, par value $0.0001 per share, outstanding.

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
•
We may not be able to maintain adequate levels of third-party payer reimbursement, including reimbursement by Medicare, for our products.
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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,846,100	$6,871,306
Short-term investments	3,135,801	1,994,662
Accounts receivable, net	2,526,361	2,382,658
Inventories, net	2,601,104	1,803,507
Prepaid expenses and other current assets	1,032,323	598,850
Total Current Assets	15,141,689	13,650,983
Operating lease assets with right of use, net	539,498	663,554
Equipment, net	289,303	175,794
Other assets	219,891	91,237
Total Assets	$16,190,381	$14,581,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	5,868,407	4,885,944
Current operating lease liability	316,600	486,143
Income taxes payable	268,310	96,461
Deferred revenue	12,015	8,510
Total Current Liabilities	6,465,332	5,477,058
Non-current operating lease liability	47,338	115,160
Total Liabilities	6,512,670	5,592,218
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 30,201,354 and 27,135,061 shares issued as of June 30, 2024 and December 31, 2023, respectively; and 30,201,327 and 27,135,034 shares outstanding at June 30, 2024 and December 31, 2023, respectively	3,021	2,715
Additional paid-in capital	111,430,314	105,840,239
Accumulated other comprehensive income	138,888	83,669
Accumulated deficit	(101,888,048)	(96,930,809)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	9,677,711	8,989,350
Total Liabilities and Stockholders’ Equity	$16,190,381	$14,581,568

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Product revenue	$7,520,767	$4,243,624	$11,275,156	$7,690,332
License revenue	—	1,714,920	—	1,714,920
	7,520,767	5,958,544	11,275,156	9,405,252

Cost of revenue	2,195,255	1,677,488	3,650,601	2,816,594
Gross profit	5,325,512	4,281,056	7,624,555	6,588,658
Operating expenses:
Research and development	1,007,224	564,235	1,963,438	1,041,225
Selling, clinical and marketing	2,777,135	2,271,937	5,138,980	4,302,488
General and administrative	2,656,217	2,547,890	5,525,968	5,018,947
	6,440,576	5,384,062	12,628,386	10,362,660

Loss from operations	(1,115,064)	(1,103,006)	(5,003,831)	(3,774,002)

Other (income) expense, net
Interest income	(107,242)	(103,439)	(242,535)	(189,753)
Other expense, net	—	5,631	—	5,631
Loss on equity investment	—	12,514	—	29,716
	(107,242)	(85,294)	(242,535)	(154,406)
Loss before income taxes	(1,007,822)	(1,017,712)	(4,761,296)	(3,619,596)
Income tax expense (benefit)	113,785	(3,562)	195,943	38,849
Net loss	$(1,121,607)	$(1,014,150)	$(4,957,239)	$(3,658,445)

Weighted average number of common shares outstanding:
Basic and diluted	37,368,488	27,992,928	37,060,543	26,000,216
Net loss per share attributable to common stockholders
Basic and diluted	$(0.03)	$(0.04)	$(0.13)	$(0.14)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(1,121,607)	$(1,014,150)	$(4,957,239)	$(3,658,445)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,241)	(71,357)	52,410	(5,569)
Unrealized gain on short-term investments	618	1,634	2,809	1,634
Other comprehensive (loss) income	(8,623)	(69,723)	55,219	(3,935)
Comprehensive loss	$(1,130,230)	$(1,083,873)	$(4,902,020)	$(3,662,380)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Six Months Ended June 30, 2024 and 2023
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, January 1, 2024	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350
Proceeds from sale of common stock in registered direct offering, net of offering costs of $547,257	1,354,218	135	4,598,636	—	—	—	—	4,598,771
Proceeds from sale of 224,730 pre-funded warrants in registered direct offering, net of offering costs of $90,814			763,138					763,138
Common stock issued upon vesting of restricted stock units	300,544	31	(31)	—	—	—	—	—
Stock-based compensation	—	—	320,288	—	—	—	—	320,288
Other comprehensive (loss)/income	—	—	—	63,842	—	—	—	63,842
Net loss	—	—	—	—	(3,835,632)	—	—	(3,835,632)
Balance, March 31, 2024	28,789,823	$2,881	$111,522,270	$147,511	$(100,766,441)	27	$(6,464)	$10,899,757
Common stock issued upon vesting of restricted stock units	636,801	63	(63)	—	—	—	—	—
Stock-based compensation	—	—	(91,893)	—	—	—	—	(91,893)
Exercise of pre-funded warrants	774,730	77						77
Other comprehensive (loss)/income	—	—	—	(8,623)	—	—	—	(8,623)
Net loss	—	—	—	—	(1,121,607)	—	—	(1,121,607)
Balance, June 30, 2024	30,201,354	$3,021	$111,430,314	$138,888	$(101,888,048)	27	$(6,464)	$9,677,711

Balance, January 1, 2023	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365
Common stock issued upon vesting of restricted stock units	2,821	—	—	—	—	—	—	—
Proceeds from sale of common stock in public offering, net of offering costs of $663,856	13,169,074	1,317	3,614,777	—	—	—	—	3,616,094
Proceeds from sale of 6,830,926 pre-funded warrants, net of offering costs of $155,356	—	—	2,064,012	—	—	—	—	2,064,012
Stock-based compensation	—	—	171,027	—	—	—	—	171,027
Other comprehensive (loss)/income	—	—	—	65,788	—	—	—	65,788
Net loss	—	—	—	—	(2,644,295)	—	—	(2,644,295)
Balance, March 31, 2023	20,922,530	$2,092	$100,954,887	$109,015	$(91,427,539)	27	$(6,464)	$9,631,991
Common stock issued upon vesting of restricted stock units, net of 16,744 shares withheld for employee taxes	169,499	18	$(8,165)					(8,147)
Stock-based compensation			280,061					280,061
Unrealized loss on foreign currency				(71,357)				(71,357)
Other comprehensive (loss)/income				1,634				1,634
Net loss					(1,014,150)			(1,014,150)
Balance, June 30, 2023	21,092,029	$2,110	$101,226,783	$39,292	$(92,441,689)	27	$(6,464)	$8,820,032

The accompanying notes are an integral part of the consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,957,239)	$(3,658,445)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	65,663	100,622
Stock-based compensation	228,395	451,088
Accretion of discount on short-term investments	(108,999)	—
Credit losses	5,257	13,000
Loss on equity investment	—	29,716
Amortization of right-of-use assets	124,057	209,625
Other non-cash charges	44,631	(10,786)
Changes in operating assets and liabilities:
Accounts receivable	(102,234)	235,877
Inventories	(816,055)	68,907
Prepaid expenses and other current assets	(363,375)	(212,438)
Other assets	(214,937)	—
Accounts payable and accrued expenses	990,973	888,594
Income taxes payable	176,235	34,774
Operating lease liabilities	(237,365)	(232,467)
Deferred revenue	3,505	(20,280)
Net cash used in operating activities	(5,161,488)	(2,102,213)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(5,482,757)	(3,198,634)
Maturities of short-term investments	4,450,000	250,000
Purchases of equipment	(179,173)	(60,058)
Net cash used in investing activities	(1,211,930)	(3,008,692)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	4,598,771	3,708,045
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	—	(8,147)
Proceeds from sale of pre-funded warrants, net of offering costs	763,138	2,064,012
Net cash provided by financing activities	5,361,909	5,763,910

Effect of foreign exchange rate changes on cash	(13,697)	7,311

Net (decrease) increase in cash and cash equivalents	(1,025,206)	660,316

Cash and cash equivalents, beginning of period	6,871,306	5,345,967

Cash and cash equivalents, end of period	$5,846,100	$6,006,283

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deferred offering costs incurred in a prior period to additional paid-in capital	$—	$(91,952)
Unrealized gain from mark to market on short-term investments	$2,809	$1,634

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

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

Note 2 — Liquidity

The Company incurred net losses of approximately $4,957,200 and $3,658,400 during the six months ended June 30, 2024 and 2023, respectively, and has an accumulated deficit of approximately $101,888,000 and $96,930,800 at June 30, 2024 and December 31, 2023, respectively. Cash used in operating activities was approximately $5,161,500 and $2,102,200 for the six months ended June 30, 2024 and 2023, respectively. The Company's historical losses and cash used in operations are indicators of substantial doubt regarding the Company's ability to continue as a going concern.

Based upon its current cash, cash and cash equivalents, and short-term investments, as well as the future expected cash flows, the Company believes that its available cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

The Company has historically funded its operations through financing activities, including raising equity and debt. On July 11, 2024, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides the Company the ability to borrow up to $4.0 million against eligible accounts receivable. See Note 10 - Subsequent Events for further discussion. On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. On August 29, 2023, the Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share or at $0.5999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $3.9 million. On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 to pre-funded warrants to purchase common stock at $0.325 per share or at $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million. See Note 7 - Common Stock and Warrants for further discussion. Financing activities, such as the line of credit and the recently completed registered direct equity offering, are enabling the Company to sustain its operations.

Management's operating plans are primarily focused on increasing its clinical, reimbursement and manufacturing capacity in order to serve a higher volume of Medicare Part B patients in 2024 and beyond. Based on the final fees published by the Centers for Medicare and Medicaid Services (“CMS”) for the Company’s products, which became effective on April 1, 2024, if its supply chain is able to meet its volume requirements without disruption, the Company believes it can achieve cash flow breakeven on a quarterly basis by the fourth quarter of 2024. In addition, the Company believes that it has access to capital resources through the use of its line of credit, possible public or private equity offerings, exercises of outstanding warrants, or other means. Based on the Company's latitude as to the timing and amount of certain expenses, its current cash position and operating plans, the Company believes that the substantial doubt is alleviated as of the issuance date of these financial statements. However, there can be no assurance that the Company will be successful in implementing its operating plans.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2024, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and 2022 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Income (Loss)

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three and six months ended June 30, 2024. There were no reclassifications in the three and six months ended June 30, 2023.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2024 and December 31, 2023.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of June 30, 2024 and December 31, 2023 consists of commercial paper, U.S. Treasury Bills and short-term corporate debt securities, which are classified as held-to-maturity, and certificates of deposit totaling approximately $3,135,800 and $1,994,700 as of June 30, 2024, and December 31, 2023, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase.

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At June 30, 2024, and December 31, 2023, the Company recorded an allowance for credit losses accounts which was immaterial to the condensed consolidated financial statements.

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

For revenue derived from certain insurance companies where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. These insurers represented 27% and 53% of direct billing channel revenue during the three months ended June 30, 2024 and 2023, respectively. These insurers represented 35% and 57% of direct billing channel revenue during the six months ended June 30, 2024 and June 30, 2023, respectively. During the three months ended June 30, 2024, revenues from patients covered by Medicare Part B were recorded at the time the payment amount was known.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended June 30, 2024 and 2023, the Company recognized revenue of approximately $1,865,800 and $403,900, respectively, and during the six months ended June 30, 2024 and 2023, the Company recognized revenue of approximately $1,745,000 and $1,898,200, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had $12,000 of deferred revenue as of June 30, 2024, and approximately $8,500 of deferred revenue as of December 31, 2023, the outstanding deferred revenue is expected to be recognized by the end of the third quarter of 2024.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Direct to patient	$5,829,407	$3,304,113	$8,059,833	$5,718,727
Clinical/Medical providers	1,691,360	939,511	$3,215,323	$1,971,605
License revenue	—	1,714,920	—	1,714,920
Total revenue from contracts with customers	$7,520,767	$5,958,544	$11,275,156	$9,405,252

Geographic Data

The Company generated 86% of its total revenue from the United States and 14% from Germany for the three months ended June 30, 2024. The Company generated 63% of its total revenue from the United States, 29% from China, 8% from Germany and an immaterial amount from other international locations, for the three months ended June 30, 2023.

During the six months ended June 30, 2024, the Company generated 82% of its total revenues from the United States, 17% from Germany and 1% from other international locations. During the six months ended June 30, 2023, the Company generated 70% of its total revenues from the United States, 18% from China, 11% from Germany, and 1% from other international locations. Excluding license revenue during the six months ended June 30, 2023, the Company generated 85% of its product revenues from the United States, 14% from Germany and 1% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and six months ended June 30, 2024, the Company recorded cost of goods sold of approximately $121,800 and $144,600, respectively, without corresponding revenue. For the three and six months ended June 30, 2023, the Company recorded cost of goods sold of $265,600 and $366,800, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $849,600 and $846,400 for the three months ended June 30, 2024 and 2023, respectively, and approximately $1,636,900 and $1,537,900 during the six months ended June 30, 2024 and 2023, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive (loss) gain. The Company recorded losses of approximately $9,200 and $71,400 during the three months ended June 30, 2024 and 2023, respectively, and a gain of approximately $52,400 and a loss of approximately $5,600 during the six months ended June 30, 2024 and 2023, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of goods sold in the consolidated statements of operations. Such amounts were immaterial for the three months ended June 30, 2024 and 2023. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended June 30, 2024 and 2023, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	June 30,
	2024	2023
Stock options	23,629	26,138
Restricted stock units	1,275,862	1,608,615
Other warrants	668,250	668,250
Total	1,967,741	2,303,003

Due to their nominal exercise price of $0.0001 per share, a total of 7,721,519 and 6,830,926 outstanding pre-funded warrants as of June 30, 2024 and 2023, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023, August 2023, and January 2024, respectively.

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for fiscal years, including interim periods, beginning after December 15, 2022, except for the requirement to disclose a rollforward of obligations outstanding will be effective for fiscal years beginning after December 15, 2023. The Company adopted this new standard on January 1, 2024, which did not have a material impact on its financial position and results of operations.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”, that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation from its existing regulations by June 30, 2027. The Company currently complies with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on its financial position and results of operations.

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

Note 4 — Inventories

Inventories consist of the following at:

	June 30, 2024	December 31, 2023
Finished goods	$800,305	$321,484
Work in process	146,945	6,589
Parts and subassemblies	1,653,854	1,475,434
Inventories, net	$2,601,104	$1,803,507

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

Cash equivalents and short-term investments measured at fair value on a recurring basis at June 30, 2024 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	4,754,628	$—	$—	$4,754,628
	$4,754,628	$—	$—	$4,754,628
Short-term investments
US government agency debt securities	—	499,705	—	499,705
Commercial paper	—	2,240,060	—	2,240,060
Corporate debt securities	—	396,036	—	396,036
	$—	$3,135,801	$—	$3,135,801

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2023 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$4,893,387	$—	$—	$4,893,387
Commercial paper	—	$746,762	—	$746,762
Short-term investments	—	$1,994,662	—	$1,994,662

Note 6 - Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	June 30, 2024	December 31, 2023
Trade payables	$1,369,978	$1,073,405
Accrued compensation and benefits	2,174,382	1,964,487
Accrued insurance	349,909	95,680
Accrued professional services	60,276	52,202
Warranty reserve	160,104	231,108
Customer deposits	1,595,300	1,114,979
Other	158,458	354,083
	$5,868,407	$4,885,944

Note 7 — Common Stock and Warrants

On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. As of June 30, 2024, 5,801,519 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

On August 29, 2023, the Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share. All of these pre-funded warrants remain exercisable at June 30, 2024.

On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or at $3.7999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.4 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share. All of these pre-funded warrants were exercised during the three months ended June 30, 2024.

As of June 30, 2024 there were 7,721,519 pre-funded warrants outstanding.

On August 2, 2022, the Company entered into an ATM Facility with Alliance Global Partners on (“AGP”). Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the three and six months ended June 30, 2024 and 2023, respectively. In conjunction with the public equity offering in August 2023, the Company reduced the amount available to sell under the ATM Facility to $1,000. This amount remains available for sale at June 30, 2024.

No shares of common stock were issued through the exercise of stock options during the three and six months ended June 30, 2024 and June 30, 2023, respectively.

During the three and six months ended June 30, 2024, 774,730 and 937,345 restricted stock units vested, respectively. During the three and six months ended June 30, 2023, 169,499 and 172,320 restricted stock units vested, respectively.

Note 8 — Stock Award Plans and Stock-Based Compensation

As of June 30, 2024, there were 493,970 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2024, 1,085,401 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three and six months ended June 30, 2024. There were 16,744 restricted stock units that were withheld as part of net share settlement transactions during the three and six months ended June 30, 2023.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of goods sold	$(10,591)	$22,114	$12,796	$42,593
Research and development	8,719	34,308	32,964	(35,419)
Selling, clinical and marketing	7,190	49,592	53,251	91,448
Selling, general and administrative	(97,211)	174,047	129,384	352,466
Total	$(91,893)	$280,061	$228,395	$451,088

As of June 30, 2024, there was approximately $13,300 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.97 years.

As of June 30, 2024, there was approximately $2,802,300 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.66 years.

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

As of June 30, 2024, operating lease assets were approximately $539,500. The amount and the maturity of the Company’s operating lease liabilities as of June 30, 2024, are as follows:

June 30, 2024
2024	289,220
2025	102,841
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	392,061
Less imputed interest	28,123
Total operating lease liabilities	$363,938
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$316,600
Non-current operating lease liabilities	47,338
Total operating lease liabilities	$363,938

For the three and six months ended June 30, 2024 and 2023, the total lease cost is comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	87,835	125,650	175,671	251,299
Short-term lease expense	1,608	—	3,268	—
Total lease expense	$89,443	$125,650	$178,939	$251,299

The following summarizes additional information related to operating leases:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	0.79	1.20
Weighted-average discount rate	23.3%	23.3%

Major Customers

For the three and six months ended June 30, 2024 and 2023, there were no customers which accounted for more than 10% of product revenues. For the three and six months ended June 30, 2024, a U.S. insurance payer represented 20% and 24% of product revenues, respectively. For the three and six months ended June 30, 2024, patients with Medicare Part B coverage represented 47% and 35% of product revenues, respectively. For the three and six months ended June 30, 2023, a U.S. insurance payer represented 41% and 42% of product revenues, respectively.

At June 30, 2024 and December 31, 2023, one insurance payer and its affiliates accounted for approximately 37% and 38% of accounts receivable, respectively.

For the three and six months ended June 30, 2024, approximately 26% and 30% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and six months ended June 30, 2023, approximately 63% and 59% of the Company's product revenues were derived from patients with Medicare advantage insurance plans, respectively.

Supplier Finance Program Obligations

The Company finances its Directors and Officers Insurance policy, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this financing arrangement, the Company made a down payment of approximately $29,000 during the three months ended June 30, 2023 and made nine equal monthly payments of approximately $27,000, starting in July 2023. During the three and six months ended June 30, 2024, the Company completed its payment obligation associated with its 2023-2024 policy and entered into a new policy covering the twelve-month period ending June 2025. Under this new financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and is making nine equal monthly payments of approximately $39,000, starting in July 2024. Changes in the Company's supplier finance obligations were as follows:

For the Six Months Ended June 30,	2024	2023
Balance January 1	$142,217	$56,603
Increase	—	128,692
Expensed	(80,109)	(132,988)
Balance March 31,	$62,108	$52,307
Increase	349,909	375,824
Expensed	(78,593)	(155,076)
Balance June 30,	$333,424	$273,055

No assets are pledged as security under this arrangement.

Note 10 — Subsequent Events

Line of Credit

On July 11, 2024 (the “Effective Date”), the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”).

The Loan Agreement provides for a revolving line of credit whereby the Company may borrow up to $4,000,000 (the “Revolving Line”) , which Revolving Line may be increased to $5,500,000 at the Bank’s sole discretion upon the occurrence of certain events. Amounts advanced by the Bank are based on 80% of “eligible accounts”, which includes all receivables in the United States, reduced by aged amounts and customers and insurance payers with concentrations in excess of defined limits, among other deductions. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period plus one-half percent (0.50%). The Revolving Line is secured on a first priority basis by all of Company’s assets other than intellectual property and certain customary exceptions. Any newly formed or acquired subsidiary of the Company or any guarantor under the Loan Agreement, will either join the Loan Agreement as a co-borrower or become a guarantor under the Loan Agreement, as determined by the Bank in its sole discretion. The Company intends to use the Revolving Line for working capital and general business purposes.

The Revolving Line terminates, and any outstanding principal amount of all advances made thereunder, and any accrued and unpaid interest thereon, become immediately due and payable on the two year anniversary of the Effective Date. The Company must also pay Bank (i) a commitment fee of $20,000, (ii) an “Anniversary Fee” of 0.50% of the Revolving Line and (iii) an “Unused Revolving Line Facility Fee” of 0.50% per annum of the average unused portion of the Revolving Line. In addition, upon termination of the Loan Agreement or the Revolving Line prior to the two year anniversary of the Effective Date, the Company must pay a termination fee of 1.00% of the Revolving Line, subject to certain exceptions.

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

We have relationships with physicians and therapists who generate patient referrals, and we utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained Orthotics and Prosthetics (“O&P”) provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to delivering our device to a Medicare patient or obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s commercial insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm, a process we refer to as shape capture. For a Medicare patient, we will commence shape capture once we are in possession of all relevant medical records and have assessed that the patient meets our inclusion criteria. Beginning in 2022, arm measurements are being done in some cases using a digital measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the Veterans Administration (“VA”) for impaired veterans, and nearly 130 VA facilities have ordered devices for their patients.

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

Recent Developments

Equity Offerings

On January 19, 2024 we completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. Net proceeds from the offering were used to hire 50 to 60 people through the second quarter of 2024 in order to increase our clinical, reimbursement and manufacturing capacity to serve a growing number of patients, including Medicare Part B beneficiaries. On August 29, 2023, we completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share, or at $0.5999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed a public equity offering, whereby we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants to purchase common stock at $0.325 per share, or $0.3249 per pre-funded warrant. Each pre-funded warrant in the above offerings entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. See section titled “Liquidity” for further discussion.

CMS Status

On November 1, 2023, CMS issued a final rule that results in a change in the benefit category associated with products billed under the HCPCS codes for our products from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule became effective on January 1, 2024. On February 29, 2024, CMS published final average payment determinations for the HCPCS codes describing our products of approximately $33,500 for L8701, the MyoPro Motion W, and approximately $65,900 for L8702, the MyoPro Motion G, which became effective on April 1, 2024. We are being paid by CMS at approximately 80% of the published fees, with the remaining 20% from either the patient directly or their secondary insurance, if any.

Beginning January 1, 2024, we began deliveries to Medicare Part B patients for lump sum reimbursement under the brace benefit category. During the three and six months ended June 30, 2024, revenues from Medicare Part B beneficiaries represented 47% and 35% of product revenues, respectively.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period- to-Period Change		For the Six Months Ended June 30,		Period- to-Period Change
	2024	2023	$	%	2024	2023	$	%
Product revenue	$7,520,767	$4,243,624	$3,277,143	77%	$11,275,156	$7,690,332	$3,584,824	47%
License revenue	—	1,714,920	(1,714,920)	(100)%	-	1,714,920	(1,714,920)	(100)%
Total revenue	7,520,767	5,958,544	1,562,223	26%	11,275,156	9,405,252	1,869,904	20%
Cost of revenue	2,195,255	1,677,488	517,767	31%	3,650,601	2,816,594	834,007	30%
Gross profit	$5,325,512	$4,281,056	$1,044,456	24%	$7,624,555	$6,588,658	$1,035,897	16%
Gross margin %	70.8%	71.8%		-1.0%	67.6%	70.1%		-2.5%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies or Medicare directly. We also sell our products to O&P providers in the U.S, Europe and Australia, to the VA, and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue increased by approximately $1,562,000 and $1,869,900, or 26% and 20%, for the three and six months ended June 30, 2024, as compared to the same periods in 2023. Product revenue increased by approximately $3,277,100 and $3,584,800, or 77% and 47%, for the three and six months ended June 30, 2024 as compared to the same periods in 2023. Higher product revenues in the three months ended June 30, 2024 were due to a higher number of revenue units, driven by deliveries to Medicare Part B patients and a higher average selling price as a result of the recently published fees for the MyoPro by CMS.

Cost of Revenue and Gross Margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, and costs for our quality and fulfillment organizations.

Gross margin was 70.8% and 67.6% for the three and six months ended June 30, 2024 respectively, compared to 71.8% and 70.1% for the three and six months ended June 30, 2023, respectively. Gross margin for product revenue was 70.8% and 67.6% for the three and six months ended June 30, 2024 respectively, compared to 60.5% and 63.4% for the three and six months ended June 30,2023, respectively. The increase in gross margin from product revenue were primarily due to a higher average selling price, fixed cost absorption, and a prior year inventory write-down, offset by an increased manufacturing overhead as we are adding capacity in support of planned revenue growth in 2024 and higher material costs.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2024	2023	$	%	2024	2023	$	%
Research and development	$1,007,224	$564,235	$442,989	79%	$1,963,438	$1,041,225	$922,213	89%
Selling, clinical and marketing	2,777,135	2,271,937	505,198	22%	5,138,980	4,302,488	836,492	19%
General and administrative	2,656,217	2,547,890	108,327	4%	5,525,968	5,018,947	507,021	10%
Total operating expenses	$6,440,576	$5,384,062	$1,056,514	20%	$12,628,386	$10,362,660	$2,265,726	22%

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

R&D expenses increased by approximately $443,000 and $922,200, or 79% and 89%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher costs for payroll as we are adding headcount in order to accelerate our sustaining engineering and product development efforts as a result of coverage by Medicare, partially offset by lower stock-based compensation expense.

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

SC&M expenses increased by approximately $505,200 and $836,500 or 22% and 19%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher payroll costs due to increased headcount in our clinical functions to support higher expected sales volume in 2024, higher travel costs and the effect on payroll costs from a headcount decrease in the first quarter of 2023.

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

G&A increased by approximately $108,300 and $507,000, or 4% and 10%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to increased payroll costs due to increased headcount in our clinical, reimbursement and human resource functions as part of our plan to increase our reimbursement capacity in 2024 in order to serve Medicare Part B patients, and the effect on payroll costs from a headcount decrease in the first quarter of 2023, as well as an increase in legal fees, offset by lower stock based compensation expense.

Other (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2024	2023	$	%	2024	2023	$	%
Interest income	(107,242)	(103,439)	(3,803)	4%	(242,535)	(189,753)	(52,782)	28%
Other expense, net	-	5,631	(5,631)	(100)%	-	5,631	(5,631)	(100)%
Loss on equity investment	-	12,514	(12,514)	(100)%	-	29,716	(29,716)	(100)%
Total other income, net	$(107,242)	$(85,294)	$(21,948)	26%	$(242,535)	$(154,406)	$(88,129)	57%

Other income, net was approximately $107,200 and $242,500 for the three and six months ended June 30, 2024, respectively, compared to approximately $85,300 and $154,400 for the same periods in 2023, respectively. The increases in other income were due primarily to higher interest income as a result of higher average investment balance compared to the prior year period.

Income tax expense

Income tax expense recorded during the three and six months ended June 30, 2024 and 2023 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three and six months ended June 30, 2024 as a result of higher taxable income compared to the same periods in 2023.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net loss	$(1,121,607)	$(1,014,150)	$(4,957,239)	$(3,658,445)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	(107,242)	(103,439)	(242,535)	(189,753)
Depreciation expense	35,979	51,989	65,663	100,622
Stock-based compensation	(91,893)	280,061	228,395	451,088
Loss on investment in minority interest	—	12,514	—	29,716
Income tax (benefit) expense	113,785	(3,562)	195,943	38,849
Adjusted EBITDA	$(1,170,978)	$(776,587)	$(4,709,773)	$(3,227,923)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$5,846,100	$6,871,306
Short-term investments	3,135,801	1,994,662
Total	8,981,901	8,865,968
Working capital	$8,676,357	$8,173,925

As of June 30, 2024, we had working capital of approximately $8.7 million and stockholders’ equity of approximately $9.7 million. We used approximately $5.2 million in cash for operating activities during the six months ended June 30, 2024. Our historical losses and cash used in operations are indicators of substantial doubt regarding our ability to continue as a going concern. Considering our cash, cash equivalents, and short-term investment balances as of June 30, 2024 and our plans to grow our revenues in 2024 by serving Medicare Part B beneficiaries, we believe there is sufficient cash, cash equivalents, and short-term investments to fund our operations and capital expenditures for the next 12 months from the date of this report.

We have historically funded our operations through financing activities, including raising equity and debt capital. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In August 2023, we completed a public equity offering pursuant to which we sold 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed an equity offering under which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants to purchase common stock at $0.325 per share, or at $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve cash flow breakeven. We believe that we have access to capital resources, if necessary, through usage of our line of credit, potential public or private equity offerings, exercises of outstanding warrants, debt financings, or other means. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Our operating plans are primarily focused on increasing our clinical, reimbursement and manufacturing capacity and increasing our advertising spending in the second half of 2024, in order to educate patients and clinicians regarding the MyoPro and to serve a higher volume of patients in 2025 and beyond. We believe that based on the final fees published by the CMS for our products, which became effective on April 1, 2024, if our supply chain is able to meet our volume requirements without disruption, and we are able to compensate for the additional advertising spending, we believe we can achieve cash flow breakeven on a quarterly basis by the fourth quarter of 2024. Based on our latitude as to the timing and amount of certain expenses, our current cash position and operating plans, we believe that the substantial doubt is alleviated as of the issuance date of these financial statements.

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,161,488)	$(2,102,213)
Net cash used in investing activities	(1,211,930)	(3,008,692)
Net cash provided by financing activities	5,361,909	5,763,910
Effect of foreign change rate changes on cash	(13,697)	7,311
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,025,206)	$660,316

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2024 was primarily used to fund a net loss of approximately $5.0 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.4 million and by approximately $0.6 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to an increase in inventory and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

The net cash used in operating activities for the six months ended June 30, 2023 was primarily used to fund a net loss of approximately $3.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.8 million and by approximately $0.8 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses and a decrease in accounts receivable, offset by an increase in prepared expenses and other current assets.

Investing Activities. During the six months ended June 30, 2024, and 2023, our cash used in investing activities of $1.2 million and $3.0 million respectively, was primarily related to our purchase, net of maturities, of short-term investments and purchases of equipment.

Financing Activities. There was $5.4 million and $5.8 million in cash generated from financing activities during the six months ended June 30, 2024 and 2023, respectively, due entirely to the net proceeds from our equity offerings in January 2024 and January 2023.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses since inception. For the three and six months ended June 30, 2024, we incurred net losses of $1.1 million and $5.0 million, respectively. For the year ended December 31, 2023, we incurred a net loss of $8.1 million. At June 30, 2024, we had an accumulated deficit of approximately $101.9 million. The extent and duration of future operating and net losses will depend on our ability to grow our revenues and absorb the headcount and additional clinical, reimbursement and manufacturing capacity we added in the first half of 2024, as well as the ability of our supply chain to meet our volume requirements without disruption. We believe it is achievable to be cash flow breakeven on a quarterly basis by the fourth quarter of 2024. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents and short-term investments at June 30, 2024 were approximately $9.0 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. We believe that our existing cash, cash equivalents, and short-term investments at June 30, 2024 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as those that have been referred to above, the timing of our ability to achieve cash flow breakeven could extend beyond the fourth quarter of 2024 and additional capital may be required.

Our strategy to maximize revenues by focusing our efforts on patients whose insurance has reimbursed for the MyoPro in the past has resulted in a concentration of revenues with patients covered by a single insurer. Adverse changes in that insurer’s reimbursement policy regarding the MyoPro could have an adverse effect on our business.

In order to maximize revenues and minimize cash used for operations, we focus on patients with insurers who have previously reimbursed for the MyoPro. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 20% and 24% of total revenue during the three and six months ended June 30, 2024, respectively. With a small number of exceptions, appeals filed with the payer have been successful and these claims have ultimately been paid. This payer also continues to provide us with pre-authorizations to serve new patients. If this payer were to start regularly denying appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement, in our December 31,2023 annual report on Form 10-K.” Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in utilization management for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If the U.S. Department of Veterans Affairs, (the “VA”) health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, through the year ended December 31, 2023, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement, in our December 31,2023 annual report on Form 10-K.”

In connection with Medicare reimbursement, in November 2023 CMS reclassified the MyoPro from the durable medical equipment benefit to the brace benefit category effective January 1, 2024, thereby allowing for lump sum reimbursement. Such lump sum reimbursements based on the fees posted by CMS, are now being made. CMS published final average payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and the MyoPro Motion G (L8702) of approximately $65,900, effective April 1, 2024. It is possible that our claims could be evaluated on a case-by-case basis during the remainder of 2024.

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

If CMS amends, restricts, or retracts coverage requirements, its billing contractors and insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans have become a significant portion of our overall revenues. Approximately 26% and 63% of our product revenues were derived from patients with Medicare Advantage insurance plans for the three months ended June 30, 2024 and 2023, respectively. Revenues from Medicare Part B patients represented 47% and 35% of total revenue for the three and six months ended June 30, 2024, respectively. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. As a result, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to expand market acceptance or grow revenues in the orthotics and prosthetics channel.

We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue. MyoPro products are relatively new products, and continuing market acceptance and adoption will depend on educating people with limited upper extremity mobility and healthcare providers as to the distinct features, ease-of-use, improved quality of life and other benefits of MyoPro systems compared to alternative technologies and treatments. Our products may not be perceived to have sufficient potential benefits compared with these alternatives, which include rehabilitation therapy or amputation with a prosthetic replacement. Also, healthcare providers such as orthotics and prosthetics ("O&P") practices and the VA want to see good outcomes for their patients and certainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the MyoPro until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. This evidence may include prominent healthcare providers or other key opinion leaders in the upper extremity paralysis community recommending the MyoPro as effective in providing identifiable immediate and long-term health benefits, and the publication of additional peer-reviewed clinical studies demonstrating its value. Additionally, because the MyoPro is a prescription device, patients require the prescription of a healthcare provider to access our products and to have the device reimbursed by insurance.

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

While we are the manufacturer of record with the U.S. Food and Drug Administration, (the “FDA”) for the MyoPro device we sell, we have contracted with Cogmedix, Inc., or Cogmedix, a contract manufacturer with expertise in the medical device industry, for the contract manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Cogmedix manufactures the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our products in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization, (“ISO”), standard 13485.

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

Since inception through June 30, 2024, we have delivered more than 2,700 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered nearly 2,400 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents and short term investments at June 30, 2024 was approximately $9.0 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to enable us to achieve cash flow breakeven on a quarterly basis, which we believe is achievable by the fourth quarter of 2024, assuming that we are able to grow revenues as planned, and our supply chain is able to meet our volume requirements without disruption. If additional capital is required to achieve cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In July 2024, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. Pursuant to the terms of the Loan Agreement, we may request advances on a revolving line of credit whereby we may borrow up to $4 million (the “Revolving Line”), which Revolving Line may be increased to $5.5 million at Silicon Valley Bank’s sole discretion upon the occurrence of certain events. The Revolving Line is secured on a first priority basis by all of our assets other than intellectual property and certain customary exceptions. To the extent we use the Revolving Line, such indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

•
we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations; and
•
our failure to comply with the restrictive covenants under the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Silicon Valley Bank could seek to enforce our security interest in the assets securing such indebtedness.

Risks Related to Competitors and Our Market

The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

Industrial and medical robotics is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Publication of fees by CMS under our Healthcare Common Procedures Coding System (“HCPCS”) billing codes L8701 and L8702 is also expected to attract competition. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

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

As we grow our revenues from Medicare Part B patients and expand the number of locations which provide the MyoPro products, including O&P practices in the U.S., and future planned international distribution, we expect that it will place significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to mis-allocate management or financial resources and result in losses or weaknesses in our infrastructure, systems, processes and controls, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.

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

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval, (“PMA”) application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement, a device which is generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the United States for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

We are registered with the FDA as a manufacturer for medical devices. We are also subject to regulation by foreign governmental agencies in connection with international sales. The agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements, such as the FDA’s medical device good manufacturing practice / Quality System Regulation, (“QSR”), requirements and the FDA’s medical device reporting requirements for certain device-related adverse events and malfunction, continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR, and comparable foreign regulations.

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

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section titled “Business – Government Regulation – Healthcare Privacy Laws and Regulations, in our December 31,2023 annual report on Form 10-K”.

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

Despite the implementation of security measures, our internal computer systems and infrastructures and those of our customers, collaborators, contractors, or other third parties are vulnerable to damage, compromise or interruption from computer viruses, unauthorized access, misuse, or other security compromises or breaches. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, social engineering and business email compromises, and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity and availability of systems and information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. A cyber-attack or security compromise or breach could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

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

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (“FTC”) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act, (“CCPA”), is a comprehensive law that creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act (“CPRA”), created additional obligations with respect to processing and storing personal information.

Similar consumer privacy laws have passed or come into force in numerous U.S. states. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. In addition, federal and state legislators and regulators have signaled their intention to further regulate health and other sensitive information, and new and strengthened requirements relating to this information could impact our business. At the state level, some states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information.

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

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit (“Brexit”) from the European Union (“EU”), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government has introduced a Data Protection and Digital Information Bill, (“Data Reform Bill”) into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Digital Information Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission, which may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in January 2024, August 2023 and January 2023, we issued 224,730, 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of June 30, 2024, we had 7,721,519 shares issuable upon the exercise of pre-funded warrants with an exercise price of $0.0001 per share, 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,275,862 unvested restricted stock units outstanding. In addition, we had 23,629 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $42.38 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from June 30, 2023 to June 30, 2024, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.48 to a high of $5.63 per share. During the period from July 1, 2024 to the date of the filing of this report, our stock price has ranged from $2.81 to $5.63.

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

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. In addition, pursuant to the terms of our Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Silicon Valley Bank. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

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

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $77.4 million and $72.7 million, respectively, which begin to expire in the year 2028 and 2024 through 2044, respectively. Additionally, we had U.S. federal and state research and development tax credits, (“tax credits”) of $0.4 million and $0.2 million, respectively, which begin to expire in the year 2026 and 2033, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, (“NOLs”) or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $64,000 annual limitation on our ability to utilize pre-ownership change NOLs and approximately $20.0 million of our federal NOLs and $48.0 million of our state NOLs will expire unutilized. There may have been an ownership change associated with our equity offerings in August 2023 and January 2024. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

Date August 6, 2024

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)