Form 10-Q
period 2024-09-30
MYOMO, INC.
filed 2024-11-06
CIK 1369290

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

At November 1, 2024, the registrant has 30,245,870 shares of common stock, par value $0.0001 per share, outstanding.

Summary of the Material Risks Associated with Our Business

•
We have a history of operating losses. Factors both within and outside of our control could result in a delay in our ability to achieve cash flow breakeven on a quarterly basis.
•
Our direct billing revenues are concentrated with a small number of payers, including the Centers for Medicare & Medicaid Services, or (“CMS”). Adverse changes in these payers' reimbursement policies regarding the MyoPro could have an adverse effect on our business.
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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,622,675	$6,871,306
Short-term investments	—	1,994,662
Accounts receivable, net	3,729,387	2,382,658
Inventories, net	3,383,513	1,803,507
Prepaid expenses and other current assets	968,569	598,850
Total Current Assets	14,704,144	13,650,983
Restricted cash	375,000	—
Operating lease assets with right of use, net	466,962	663,554
Equipment, net	561,325	175,794
Other assets	205,440	91,237
Total Assets	$16,312,871	$14,581,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	6,448,076	4,885,944
Current operating lease liability	205,464	486,143
Income taxes payable	305,861	96,461
Deferred revenue	31,971	8,510
Total Current Liabilities	6,991,372	5,477,058
Non-current operating lease liability	29,165	115,160
Total Liabilities	7,020,537	5,592,218
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 30,244,182 and 27,135,061 shares issued as of September 30, 2024 and December 31, 2023, respectively; and 30,244,155 and 27,135,034 shares outstanding at September 30, 2024 and December 31, 2023, respectively	3,026	2,715
Additional paid-in capital	111,754,495	105,840,239
Accumulated other comprehensive income	395,734	83,669
Accumulated deficit	(102,854,457)	(96,930,809)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	9,292,334	8,989,350
Total Liabilities and Stockholders’ Equity	$16,312,871	$14,581,568

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Product revenue	$9,207,586	$5,029,523	$20,482,742	$12,719,855
License revenue	—	50,000	—	1,764,920
	9,207,586	5,079,523	20,482,742	14,484,775

Cost of revenue	2,262,031	1,590,675	5,912,632	4,407,270
Gross profit	6,945,555	3,488,848	14,570,110	10,077,505
Operating expenses:
Research and development	1,248,870	717,256	3,212,309	1,758,480
Selling, clinical and marketing	3,401,182	2,387,090	8,540,161	6,689,578
General and administrative	3,253,056	2,408,871	8,779,024	7,427,818
	7,903,108	5,513,217	20,531,494	15,875,876

Loss from operations	(957,553)	(2,024,369)	(5,961,384)	(5,798,371)

Other (income) expense, net
Interest income, net	(76,020)	(112,300)	(318,555)	(302,053)
Other expense, net	—	467	—	6,098
Loss on equity investment	—	70,124	—	99,840
	(76,020)	(41,709)	(318,555)	(196,115)
Loss before income taxes	(881,533)	(1,982,660)	(5,642,829)	(5,602,256)
Income tax expense	84,876	46,356	280,819	85,204
Net loss	$(966,409)	$(2,029,016)	$(5,923,648)	$(5,687,461)

Weighted average number of common shares outstanding:
Basic and diluted	37,950,515	35,266,361	37,359,366	27,537,357
Net loss per share attributable to common stockholders
Basic and diluted	$(0.03)	$(0.06)	$(0.16)	$(0.21)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(966,409)	$(2,029,016)	$(5,923,648)	$(5,687,461)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	256,354	(47,072)	311,939	(52,640)
Unrealized gain (loss) on short-term investments	492	(774)	126	860
Other comprehensive income (loss)	256,846	(47,846)	312,065	(51,780)
Comprehensive loss	$(709,563)	$(2,076,862)	$(5,611,583)	$(5,739,241)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Nine Months Ended September 30, 2024 and 2023
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, January 1, 2024	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350
Proceeds from sale of common stock in registered direct offering, net of offering costs of $547,257	1,354,218	135	4,598,636	—	—	—	—	4,598,771
Proceeds from sale of 224,730 pre-funded warrants in registered direct offering, net of offering costs of $90,814	—	—	763,138	—	—	—	—	763,138
Common stock issued upon vesting of restricted stock units	300,544	31	(31)	—	—	—	—	—
Stock-based compensation	—	—	320,288	—	—	—	—	320,288
Other comprehensive income	—	—	—	63,842	—	—	—	63,842
Net loss	—	—	—	—	(3,835,632)	—	—	(3,835,632)
Balance, March 31, 2024	28,789,823	$2,881	$111,522,270	$147,511	$(100,766,441)	27	$(6,464)	$10,899,757
Common stock issued upon vesting of restricted stock units	636,801	63	(63)	—	—	—	—	—
Stock-based compensation	—	—	(91,893)	—	—	—	—	(91,893)
Exercise of pre-funded warrants	774,730	77	—	—	—	—	—	77
Other comprehensive loss	—	—	—	(8,623)	—	—	—	(8,623)
Net loss	—	—	—	—	(1,121,607)	—	—	(1,121,607)
Balance, June 30, 2024	30,201,354	$3,021	$111,430,314	$138,888	$(101,888,048)	27	$(6,464)	$9,677,711
Common stock issued upon vesting of restricted stock units	42,828	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	324,185	—	—	—	—	324,185
Other comprehensive income	—	—	—	256,846	—	—	—	256,846
Net loss	—	—	—	—	(966,409)	—	—	(966,409)
Balance, September 30, 2024	30,244,182	$3,025	$111,754,495	$395,734	$(102,854,457)	27	$(6,464)	$9,292,334

Balance, January 1, 2023	7,750,635	$775	$95,105,071	$43,227	$(88,783,244)	27	$(6,464)	$6,359,365
Common stock issued upon vesting of restricted stock units	2,821	—	—	—	—	—	—	—
Proceeds from sale of common stock in public offering, net of offering costs of $663,856	13,169,074	1,317	3,614,777	—	—	—	—	3,616,094
Proceeds from sale of 6,830,926 pre-funded warrants, net of offering costs of $155,356	—	—	2,064,012	—	—	—	—	2,064,012
Stock-based compensation	—	—	171,027	—	—	—	—	171,027
Other comprehensive income	—	—	—	65,788	—	—	—	65,788
Net loss	—	—	—	—	(2,644,295)	—	—	(2,644,295)
Balance, March 31, 2023	20,922,530	$2,092	$100,954,887	$109,015	$(91,427,539)	27	$(6,464)	$9,631,991
Common stock issued upon vesting of restricted stock units, net of 16,744 shares withheld for employee taxes	169,499	18	$(8,165)	—	—	—	—	(8,147)
Stock-based compensation	—	—	280,061	—	—	—	—	280,061
Unrealized loss on foreign currency	—	—	—	(71,357)	—	—	—	(71,357)
Other comprehensive income	—	—	—	1,634	—	—	—	1,634
Net loss	—	—	—	—	(1,014,150)	—	—	(1,014,150)
Balance, June 30, 2023	21,092,029	$2,110	$101,226,783	$39,292	$(92,441,689)	27	$(6,464)	$8,820,032
Proceeds from sale of common stock in public offering , net of offering costs of $332,413	5,413,334	541	2,915,047	—	—	—	—	2,915,588
Proceeds from sales of 1,920,000 pre-funded warrants, net of offering cost of $117,880	—	—	1,033,928	—	—	—	—	1,033,928
Common stock issued upon vesting of restricted stock units	10,099	1	30	—	—	—	—	31
Stock-based compensation	—	—	330,394	—	—	—	—	330,394
Other comprehensive loss	—	—	—	(47,846)	—	—	—	(47,846)
Net loss	—	—	—	—	(2,029,016)	—	—	(2,029,016)
Balance, September 30, 2023	26,515,462	$2,652	$105,506,182	$(8,554)	$(94,470,705)	27	$(6,464)	$11,023,111

The accompanying notes are an integral part of the consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,923,648)	$(5,687,461)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	114,346	136,416
Stock-based compensation	552,580	781,513
Accretion of discount on short-term investments	(118,520)	—
Credit losses	5,257	12,626
Loss on equity investment	—	99,840
Amortization of right-of-use assets	196,592	301,053
Other non-cash charges	84,180	(49,271)
Changes in operating assets and liabilities:
Accounts receivable	(1,116,352)	(625,596)
Inventories	(1,573,193)	(90,100)
Prepaid expenses and other current assets	(614,951)	(439,584)
Other assets	(16,640)	19,797
Accounts payable and accrued expenses	1,895,795	2,141,978
Income taxes payable	202,137	(74,944)
Operating lease liabilities	(366,675)	(352,820)
Deferred revenue	23,460	9,533
Net cash used in operating activities	(6,655,632)	(3,817,020)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(5,482,757)	(5,209,866)
Maturities of short-term investments	7,595,814	1,000,000
Purchases of equipment	(499,877)	(114,151)
Net cash provided by (used in) investing activities	1,613,180	(4,324,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	4,598,771	6,623,633
Proceeds from sale of pre-funded warrants, net of offering costs	763,138	3,097,940
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	-	(8,147)
Deferred offering costs	(199,500)	—
Net cash provided by financing activities	5,162,409	9,713,426

Effect of foreign exchange rate changes on cash	6,412	(6,610)

Net (decrease) increase in cash, cash equivalents and restricted cash	126,369	1,565,780

Cash, cash equivalents and restricted cash, beginning of period	6,871,306	5,345,967

Cash, cash equivalents and restricted cash, end of period	$6,997,675	$6,911,747

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets obtained in exchange for lease liabilities	$—	$508,186
Deferred offering costs incurred in a prior period to additional paid-in capital	$—	$(91,952)
Unrealized (gain) loss from mark to market on short-term investments	$126	$860

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

Note 2 — Liquidity

The Company incurred net losses of approximately $5,923,600 and $5,687,500 during the nine months ended September 30, 2024 and 2023, respectively, and has an accumulated deficit of approximately $102,850,000 at September 30, 2024. Cash used in operating activities was approximately $6,660,000 and $3,817,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company's historical losses and cash used in operations are indicators of substantial doubt regarding the Company's ability to continue as a going concern.

Based upon its current cash and cash equivalents, as well as the availability under its credit line (see below) and the future expected cash flows, the Company believes that its available cash and cash equivalents will fund its operations for at least the next twelve months from the issuance date of these financial statements.

The Company has historically funded its operations through financing activities, including raising equity and debt. On July 11, 2024, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides the Company the ability to borrow up to $4.0 million against eligible accounts receivable. Availability under the credit line, which is undrawn as of the issuance date of these financial statements, is approximately $0.9 million. See Note 7 - Line of Credit for further discussion. On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. On August 29, 2023, the Company completed a public equity offering, generating proceeds after fees and expenses of approximately $3.9 million, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share or at $0.5999 per pre-funded warrant. On January 17, 2023, the Company completed a public equity offering, generating proceeds after fees and expenses of approximately $5.7 million, selling 13,169,074 shares of common stock and 6,830,926 to pre-funded warrants to purchase common stock at $0.325 per share or at $0.3249 per pre-funded warrant. See Note 8 - Common Stock and Warrants for further discussion. Financing activities, such as the line of credit and the recently completed registered direct equity offering, are enabling the Company to sustain its operations.

Management's operating plans are primarily focused on growing revenues in its direct billing channel by serving an increasing number of Medicare patients and training O&P providers in the United States, which will enable them to provide the MyoPro to their patients, which is expected to result in further revenue growth in 2025 and beyond. Based on the final fees published by the Centers for Medicare and Medicaid Services (“CMS”) for the Company’s products, which became effective on April 1, 2024, if its supply chain is able to meet its volume requirements without disruption, the Company is able to compensate for additional advertising spending in the second half of 2024 above its original plan, expected payments are received and there is no increase in days sales outstanding in the fourth quarter, the Company believes it can achieve operating cash flow breakeven on a quarterly basis in the fourth quarter of 2024. In addition, the Company believes that it has access to capital resources through the use of its line of credit, possible public or private equity offerings, exercises of outstanding warrants, or other means. Based on the Company’s latitude as to the timing and amount of certain expenses, its current cash position, availability under its line of credit and operating plans, the Company believes that the substantial doubt is alleviated as of the issuance date of these financial statements. However, there can be no assurance that the Company will be successful in implementing its operating plans.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2024, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and 2022 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Income (Loss)

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification, which management does not consider to be material, out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three and nine months ended September 30, 2024. There were no reclassifications in the three and nine months ended September 30, 2023.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2024 and December 31, 2023.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. There were no instruments classified as short-term investments as of September 30, 2024. Short-term investments as of December 31, 2023 consists of commercial paper, U.S. Treasury Bills and short-term corporate debt securities, which were classified as held-to-maturity, and certificates of deposit totaling approximately $1,994,700 as of December 31, 2023. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date.

Under the new lease, the Company's provided a security deposit to the landlord in the form of a letter of credit for $375,000. The Company has collateralized the letter of credit with cash in a separate bank account, which is accounted for as a long-term restricted cash on the condensed consolidated balance sheet as of September 30, 2024.

	September 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash
Cash	$850,544	$1,231,871
Money market funds	5,772,131	4,893,387
Commercial paper	—	746,048
Restricted Cash	375,000	—
	$6,997,675	$6,871,306
Short-term investments
US government agency debt securities	$—	$1,497,099
Commercial paper	—	497,563
	$—	$1,994,662

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At September 30, 2024, and December 31, 2023, the Company recorded an allowance for credit losses accounts which was immaterial to the condensed consolidated financial statements.

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

For revenue derived from certain payers, including CMS, where the Company has demonstrated sufficient payment history, the Company recognizes revenue when it receives either a pre-authorization from the payer, or, in the case of Medicare patients, when the Company has gathered appropriate medical documentation from the patient that demonstrates compliance with the Company's inclusion criteria, control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device and the claim has been submitted to the payer. These payers represented 93% and 69% of direct billing channel revenue during the three months ended September 30, 2024 and 2023, respectively. These payers represented 88% and 61% of direct billing channel revenue during the nine months ended September 30, 2024 and September 30, 2023, respectively. During the three months ended September 30, 2024, revenues from patients covered by Medicare Part B were recorded at the time the device was delivered and the claim submitted to CMS for an amount that was expected to be received from CMS and supplemental insurance payers, as applicable.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended September 30, 2024 and 2023, the Company recognized revenue of approximately $2,440,900 and $1,324,300, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recognized revenue of approximately $2,185,300 and $2,305,500, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

On January 21, 2021, the Company entered into a definitive agreement with Ryzur Medical to form the JV Company to manufacture and sell the Company's current and future products in greater China, including Hong Kong, Macau and Taiwan (the “JV Agreement”). Under the JV Agreement, the Company is entitled to receive an upfront license fee of $2.7 million. As of September 30, 2023, the final portion of the initial license fee has been paid in full and recognized as license revenue. In addition, the Company is entitled to receive a guaranteed minimum payment for purchase of MyoPro Control Units for a period of ten years from the effective date of the JV Agreement. The Company will recognize revenue on these amounts upon invoicing of the JV Company as long as the collectability is deemed to be assured.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $32,000 of deferred revenue as of September 30, 2024, and approximately $8,500 of deferred revenue as of December 31, 2023, the outstanding deferred revenue is expected to be recognized by the end of the fourth quarter of 2024.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Direct to patient	$7,431,751	$3,501,958	$15,491,584	$9,245,345
Clinical/Medical providers	1,775,835	1,527,565	$4,991,158	$3,474,510
License revenue	—	50,000	—	1,764,920
Total revenue from contracts with customers	$9,207,586	$5,079,523	$20,482,742	$14,484,775

Geographic Data

The Company generated 88% of its total revenue from the United States and 12% from Germany for the three months ended September 30, 2024. The Company generated 78% of its total revenue from the United States, 19% from China and 3% from Germany for the three months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company generated 85% of its total revenues from the United States, 14% from Germany and 1% from other international locations. During the nine months ended September 30, 2023, the Company generated 72% of its total revenues from the United States, 14% from Germany, 13% from China, and 1% from other international locations. Excluding license revenue during the nine months ended September 30, 2023, the Company generated 82% of its product revenues from the United States, 16% from Germany and 2% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and nine months ended September 30, 2024, the Company recorded cost of goods sold of approximately $107,200 and $140,800, respectively, without corresponding revenue. For the three and nine months ended September 30, 2023, the Company recorded cost of goods sold of $32,800 and $76,900, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $1,043,700 and $822,500 for the three months ended September 30, 2024 and 2023, respectively, and approximately $2,680,600 and $2,360,400 during the nine months ended September 30, 2024 and 2023, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive (loss) gain. The Company recorded a gain of approximately $256,400 and a loss of approximately $47,100 during the three months ended September 30, 2024 and 2023, respectively, and a gain of approximately $312,000 and a loss of approximately $50,500 during the nine months ended September 30, 2024 and 2023, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of goods sold in the consolidated statements of operations. Such amounts were immaterial for the three and nine months ended September 30, 2024 and 2023, respectively. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended September 30, 2024 and 2023, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	September 30,
	2024	2023
Stock options	23,246	24,982
Restricted stock units	1,234,357	1,621,935
Other warrants	668,250	668,250
Total	1,925,853	2,315,167

Due to their nominal exercise price of $0.0001 per share, a total of 7,721,519 and 8,750,926 outstanding pre-funded warrants as of September 30, 2024 and 2023, respectively are considered common stock equivalents and are included in basic weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023, August 2023, and January 2024, respectively.

Income Taxes

The Company reported a net loss for the three and nine months ended September 30, 2024 and 2023, however records a tax expense. The nature of this tax expense is the difference between the effective tax rate and statutory rate due to tax provision for a its wholly-owned foreign Myomo Europe, GmhH.

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

In November 2023, the FASB issued ASU 2023-07 “Segmented Reporting - Improvements to Reportable Segment Disclosures”. ASU 2023-07 focuses on the requirements to disclose its significant segment expense categories and amounts for each reportable segment. ASU 2023-07 will becoming effective in the calendar year 2024 year-end financial statements. The Company will adopt these new standards when they become effective, which is not expected to have a material impact on its financial position and results of the operation.

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

Note 4 — Inventories

Inventories consist of the following at:

	September 30, 2024	December 31, 2023
Finished goods	$1,367,375	$321,484
Work in process	74,859	6,589
Parts and subassemblies	1,941,279	1,475,434
Inventories, net	$3,383,513	$1,803,507

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

Cash equivalents measured at fair value on a recurring basis at September 30, 2024 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$5,772,131	$—	$—	$5,772,131
	$5,772,131	$—	$—	$5,772,131

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2023 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$4,893,387	$—	$—	$4,893,387
Commercial paper	$—	$746,762	$—	$746,762
Short-term investments	$—	$1,994,662	$—	$1,994,662

Note 6 — Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	September 30, 2024	December 31, 2023
Trade payables	$1,301,550	$1,073,405
Accrued compensation and benefits	2,598,932	1,964,487
Accrued insurance	240,575	95,680
Accrued professional services	54,533	52,202
Warranty reserve	159,531	231,108
Customer deposits	1,857,565	1,114,979
Other	235,390	354,083
	$6,448,076	$4,885,944

Note 7 — Line of Credit

On July 11, 2024 (the “Effective Date”), the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”).

The Loan Agreement provides for a revolving line of credit whereby the Company may borrow up to $4,000,000 (the “Revolving Line”), which Revolving Line may be increased to $5,500,000 at the Bank’s sole discretion upon the occurrence of certain events. Amounts advanced by the Bank are based on 80% of “eligible accounts”, which includes all receivables in the United States, reduced by aged amounts and customers and insurance payers with concentrations in excess of defined limits, among other deductions. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period plus one-half percent (0.50%). The Revolving Line is secured on a first priority basis by all of Company’s assets other than intellectual property and certain customary exceptions. Any newly formed or acquired subsidiary of the Company or any guarantor under the Loan Agreement, will either join the Loan Agreement as a co-borrower or become a guarantor under the Loan Agreement, as determined by the Bank in its sole discretion. The Company intends to use the Revolving Line for working capital and general business purposes.

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

The Company recorded approximately $199,500 in debt issuance costs during the nine months ended September 30, 2024 in conjunction with entering into the Loan Agreement, which includes the commitment fee and the Anniversary Fee. The Company capitalized the debt issuance costs and is amortizing them on a straight-line basis into interest expense over the term of the Loan Agreement. Debt issuance costs to be amortized over the term of the loan are included in other long-term assets.

Approximately $0.9 million was available to be drawn under the Loan Agreement as of September 30, 2024. No amounts were drawn under the Loan Agreement as of September 30, 2024.

Note 8 — Common Stock and Warrants

On January 17, 2023, the Company completed a public equity offering, selling 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share or at $0.3249 per warrant, generating proceeds after fees and expenses of approximately $5.7 million. As of September 30, 2024, 5,801,519 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

On August 29, 2023, the Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share. All of these pre-funded warrants remain exercisable at September 30, 2024.

On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or at $3.7999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.4 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share. All of these pre-funded warrants were exercised during the nine months ended September 30, 2024.

As of September 30, 2024 there were 7,721,519 pre-funded warrants outstanding.

On August 2, 2022, the Company entered into an ATM Facility with Alliance Global Partners on (“AGP”). Under the ATM Facility, the Company may sell up to an aggregate of $15 million of the Company’s common stock from time to time and shall pay to AGP cash commissions of 3.0% of the gross proceeds of sales of common stock under the ATM Facility. There were no sales under the ATM Facility during the three and nine months ended September 30, 2024 and 2023, respectively. In conjunction with the public equity offering in August 2023, the Company reduced the amount available to sell under the ATM Facility to $1,000. In May 2024, the ATM Facility expired and has not been renewed.

No shares of common stock were issued through the exercise of stock options during the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

During the three and nine months ended September 30, 2024, 42,828 and 980,173 restricted stock units vested, respectively. During the three and nine months ended September 30, 2023, 10,099 and 199,163 restricted stock units vested, respectively.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of September 30, 2024, there were 491,770 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2024, 1,085,401 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three and nine months ended September 30, 2024. There were no restricted stock units that were withheld as part of net share settlement transactions during the three months ended September 30, 2023 and 16,744 restricted stock units were withheld during the nine months ended September 30, 2023.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of goods sold	$22,805	$24,222	$35,601	$66,815
Research and development	30,599	11,362	63,562	(24,056)
Selling, clinical and marketing	41,925	50,984	95,237	142,432
General and administrative	228,856	243,826	358,180	596,322
Total	$324,185	$330,394	$552,580	$781,513

As of September 30, 2024, there was approximately $9,200 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.79 years.

As of September 30, 2024, there was approximately $2,511,100 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.50 years.

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

Operating Leases

The Company has a non-cancelable sublease agreement for its corporate headquarters in Boston, Massachusetts, which expires in January 2025 and a lease agreement for office space in Fort Worth, TX. which expires in December 2025. In August 2024, the Company entered into a new lease agreement for its new corporate headquarters and manufacturing facility in Burlington, Massachusetts, which the Company expects to begin occupying by the end of 2024, with a term of approximately 88 months following the rent commencement date. The Company has the option to extend the new lease for an additional five years, subject to certain conditions being satisfied. Under the new lease, the Company provided a security deposit to the landlord in the form of a letter of credit for $375,000. The Company has collateralized the letter of credit with cash in a separate bank account, which is accounted for as long-term restricted cash on the condensed consolidated balance sheet. Termination options are either not included, or have expired, for the Company’s other existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of September 30, 2024, operating lease assets were approximately $467,000. The amount and the maturity of the Company’s operating lease liabilities as of September 30, 2024, are as follows:

September 30, 2024
2024	$144,610
2025	102,841
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	247,451
Less imputed interest	12,822
Total operating lease liabilities	$234,629
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$205,464
Non-current operating lease liabilities	29,165
Total operating lease liabilities	$234,629

For the three and nine months ended September 30, 2024 and 2023, the total lease cost is comprised of the following amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$87,836	$116,314	$263,506	$367,613
Short-term lease expense	1,615	-	4,884	-
Total lease expense	$89,451	$116,314	$268,390	$367,613

The following summarizes additional information related to operating leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	0.54	1.20
Weighted-average discount rate	23.3%	23.3%

Major Customers

For the three and nine months ended September 30, 2024 and 2023, there were no customers which accounted for more than 10% of product revenues. For the three and nine months ended September 30, 2024 and 2023, a U.S. insurance payer represented 19% and 22% and 36% and 40% of product revenues, respectively. For the three and nine months ended September 30, 2024, patients with Medicare Part B coverage represented 55% and 44% of product revenues, respectively.

For the three and nine months ended September 30, 2024, approximately 24% and 27% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and nine months ended September 30, 2023, approximately 59% and 59% of the Company's product revenues were derived from patients with Medicare advantage plans, respectively.

At September 30, 2024 and December 31, 2023, one insurance payer and its affiliates accounted for approximately 25% and 56% of accounts receivable, respectively.

Supplier Finance Program Obligations

The Company finances its Directors and Officers Insurance policy, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this financing arrangement, the Company made a down payment of approximately $29,000 during the three months ended June 30, 2023 and made nine equal monthly payments of approximately $27,000, starting in July 2023. During the nine months ended September 30, 2024, the Company completed its payment obligation associated with its 2023-2024 policy and entered into a new policy covering the twelve-month period ending June 2025. Under this new financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30,

2024, and is making nine equal monthly payments of approximately $39,000, starting in July 2024. Changes in the Company's supplier finance obligations were as follows:

For the Nine Months Ended September 30,	2024	2023
Balance January 1	$142,217	$56,603
Increase	—	128,692
Expensed	(80,109)	(132,988)
Balance March 31,	$62,108	$52,307
Increase	349,909	375,824
Expensed	(78,593)	(155,076)
Balance June 30,	$333,424	$273,055
Increase	63,478	29,809
Expensed	(121,512)	(80,538)
Balance September 30,	$275,390	$222,326

No assets are pledged as security under this arrangement.

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

We have relationships with physicians and therapists who generate patient referrals, and we utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained Orthotics and Prosthetics (“O&P”) provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to delivering our device to a Medicare patient or obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s commercial insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm, a process we refer to as shape capture. For a Medicare patient, we will commence shape capture once we are in possession of all relevant medical records and have assessed that the patient meets our inclusion criteria. Arm measurements are being done in many cases using a digital measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the Veterans Administration (“VA”) for impaired veterans, and nearly 130 VA facilities have ordered devices for their patients.

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
•
In November 2018, we announced that the Centers for Medicare and Medicaid Services (“CMS”) had published two new codes (L8701, L8702) pursuant to our application for Healthcare Common Procedure Coding System (“HCPCS”) codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms, offers greater access to the MyoPro for Medicare beneficiaries.
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

Majority ownership in the joint venture, named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the "JV Company") is held by Ryzur Medical with minority ownership by Wuxi Chinaleaf Investment Management Limited Partnership, a private fund that invests in growth opportunities in new technologies. We own a minimum 19.9% stake in the JV Company. Ryzur Medical and its partners have committed to invest a minimum of $8 million and up to $20 million in the JV Company over five years.

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

In September 2024, the JV Company was notified it received provincial approval to produce and sell two products for use by hospitals in China, an upper limb joint rehabilitation training device and a surface electromyographic instrument, which are based off the functionality of our Mobile Arm Rehabilitation Kit, or MARK. First revenues for the JV Company are expected to be generated from these products in the future. With respect to its version of the MyoPro to be provided to patients, the JV Company is expected to begin enrolling patients in a clinical trial before the end of 2024, which must be completed in order to receive registration from the National Medical Products Administration, or NMPA.

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

CMS Status

On November 1, 2023, CMS issued a final rule that results in a change in the benefit category associated with products billed under the HCPCS codes for our products from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule became effective on January 1, 2024. On February 29, 2024, CMS published final average payment determinations for the HCPCS codes describing our products of approximately $33,500 for L8701, the MyoPro Motion W, and approximately $65,900 for L8702, the MyoPro Motion G, which became effective on April 1, 2024. We are being paid by CMS at approximately 80% of the published fees, with the remaining 20% from either the patient directly or their supplemental insurance, if any.

Beginning January 1, 2024, we began deliveries to Medicare Part B patients for lump sum reimbursement under the brace benefit category. During the three and nine months ended September 30, 2024, revenues from Medicare Part B beneficiaries represented 55% and 44% of product revenues, respectively.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended September 30,		Period- to-Period Change		For the Nine Months Ended September 30,		Period- to-Period Change
	2024	2023	$	%	2024	2023	$	%
Product revenue	$9,207,586	$5,029,523	$4,178,063	83%	$20,482,742	$12,719,855	$7,762,887	61%
License revenue	—	50,000	(50,000)	(100)%	—	1,764,920	(1,764,920)	(100)%
Total revenue	9,207,586	5,079,523	4,128,063	81%	20,482,742	14,484,775	5,997,967	41%
Cost of revenue	2,262,031	1,590,675	671,356	42%	5,912,632	4,407,270	1,505,362	34%
Gross profit	$6,945,555	$3,488,848	$3,456,707	99%	$14,570,110	$10,077,505	$4,492,605	45%
Gross margin %	75.4%	68.7%		6.7%	71.1%	69.6%		1.5%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies or Medicare directly. We also sell our products to O&P providers in the United States, Europe and Australia, to the VA, and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue increased by approximately $4,128,100 and $5,998,000, or 81% and 41%, for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. Product revenue increased by approximately $4,178,100 and $7,762,900, or 83% and 61%, for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. Higher product revenues in the three and nine months ended September 30, 2024 were due to a higher number of revenue units, driven by deliveries to Medicare Part B patients and a higher average selling price as a result of the recently published fees for the MyoPro by CMS and successfully obtaining reimbursements from CMS and the respective patient's supplemental insurance, as applicable.

Cost of Revenue and Gross Margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, and costs for our quality and fulfillment organizations.

Gross margin was 75.4% and 71.1% for the three and nine months ended September 30, 2024 respectively, compared to 68.7% and 69.6% for the three and nine months ended September 30, 2023, respectively. Gross margin on product revenue was the same as overall gross margin for the three and nine months ended September 30, 2024, respectively. Gross margin on product revenue was 68.4% and 65.4% for the three and nine months ended September 30,2023, respectively. The increases in gross margin during the three and nine months ended September 30, 2024 were due primarily due to a higher average selling price, fixed cost absorption and a write-down of inventory in the prior year, partially offset by an increased manufacturing overhead as we are adding capacity in support of planned revenue growth in 2024 and higher material costs.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2024	2023	$	%	2024	2023	$	%
Research and development	$1,248,870	$717,256	$531,614	74%	$3,212,309	$1,758,480	$1,453,829	83%
Selling, clinical and marketing	3,401,182	2,387,090	1,014,092	42%	8,540,161	6,689,578	1,850,583	28%
General and administrative	3,253,056	2,408,871	844,185	35%	8,779,024	7,427,818	1,351,206	18%
Total operating expenses	$7,903,108	$5,513,217	$2,389,891	43%	$20,531,494	$15,875,876	$4,655,618	29%

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

R&D expenses increased by approximately $531,600 and $1,453,800, or 74% and 83%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher costs for payroll as we are adding headcount in order to accelerate our sustaining engineering and product development efforts as a result of coverage by Medicare.

Selling, clinical and marketing

Selling, clinical, and marketing (“SC&M”) expenses consist of costs for our field clinical staff, O&P channel managers, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense in the period in which the measurable work is performed. We expect SC&M expenses to increase in 2024 as we plan to add clinical capacity in support of serving Medicare Part B patients.

SC&M expenses increased by approximately $1,014,100 and $1,850,600 or 42% and 28%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher payroll costs due to increased headcount in our clinical functions to support higher expected sales volume in 2024, higher advertising and travel costs and the effect on payroll costs from a headcount decrease in the first quarter of 2023.

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

G&A increased by approximately $844,200 and $1,351,200, or 35% and 18%, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to increased payroll costs due to increased headcount in our clinical, reimbursement and human resource functions as part of our plan to increase our reimbursement capacity in 2024 in order to serve Medicare Part B patients, and the effect on payroll costs from a headcount decrease in the first quarter of 2023, as well as increases in legal fees and other outside services.

Other (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2024	2023	$	%	2024	2023	$	%
Interest income, net	$(76,020)	$(112,300)	$36,280	(32)%	$(318,555)	$(302,053)	$(16,502)	5%
Other expense, net	—	467	(467)	(100)%	—	6,098	(6,098)	(100)%
Loss on equity investment	—	70,124	(70,124)	(100)%	—	99,840	(99,840)	(100)%
Total other income, net	$(76,020)	$(41,709)	$(34,311)	82%	$(318,555)	$(196,114)	$(122,440)	62%

Other income, net was approximately $76,000 and $318,600 for the three and nine months ended September 30, 2024, respectively, compared to approximately $41,700 and $196,100 for the same periods in 2023, respectively. The increase in other income, net in the three months ended September 30, 2024 was due the loss on equity investment related to our joint venture in China in prior year period, offset by lower interest income due to a decrease in lower average investment balances compared to the prior year period. The increase in other income, net during the nine months ended September 30, 2024 was due to higher interest income, partially offset by the loss on equity investment in the prior year period.

Income tax expense

Income tax expense recorded during the three and nine months ended September 30, 2024 and 2023 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three and nine months ended September 30, 2024 as a result of higher taxable income compared to the same periods in 2023.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net loss	$(966,409)	$(2,029,016)	$(5,923,648)	$(5,687,461)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	(76,020)	(112,300)	(318,555)	(302,053)
Depreciation expense	48,682	35,794	114,346	136,416
Stock-based compensation	324,185	330,394	552,580	781,513
Loss on investment in minority interest	—	70,124	—	99,840
Income tax expense	84,876	46,356	280,819	85,204
Adjusted EBITDA	$(584,686)	$(1,658,648)	$(5,294,458)	$(4,886,541)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$6,622,675	$6,871,306
Short-term investments	-	1,994,662
Total	6,622,675	8,865,968
Working capital	$7,712,772	$8,173,925

As of September 30, 2024, we had working capital of approximately $7.8 million and stockholders’ equity of approximately $9.3 million. We used approximately $6.7 million in cash for operating activities during the nine months ended September 30, 2024. Our historical losses and cash used in operations are indicators of substantial doubt regarding our ability to continue as a going concern. Considering our balance of cash and cash equivalents, as of September 30, 2024 and our plans to grow our revenues by serving Medicare Part B beneficiaries and availability under our line of credit, we believe there is sufficient cash and cash equivalents to fund our operations and capital expenditures for the next 12 months from the date of this report.

We have historically funded our operations through financing activities, including raising equity and debt capital. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit is undrawn as of the issuance date of this Quarterly Report on Form 10-Q and availability under the line was approximately $0.9 million as of September 30, 2024. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In August 2023, we completed a public equity offering pursuant to which we sold 5,413,334 shares of common stock and 1,920,000 pre-funded warrants to purchase common stock at $0.60 per share, or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed an equity offering under which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants to purchase common stock at $0.325 per share, or at $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by Statutory Health Insurance plans in Germany, which could prevent our revenues from growing to the level necessary to achieve operating cash flow breakeven. We believe that we have access to capital resources, if necessary, through usage of our line of credit, potential public or private equity offerings, exercises of outstanding warrants, debt financings, or other means. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Our operating plans are primarily focused on growing revenues in our direct billing channel by serving an increasing number of Medicare patients and training O&P providers in the United States to provide the MyoPro to their patients, which is expected to result in further revenue growth in 2025 and beyond. Based on the final fees published by CMS for our products, which became effective on April 1, 2024, if our supply chain is able to meet our volume requirements without disruption, we are able to compensate for additional advertising spending in the second half of 2024 above our original plan, expected payments are received and there is no increase in days sales outstanding in the fourth quarter, we believe we can achieve operating cash flow breakeven on a quarterly basis in the fourth quarter of 2024. In addition, we believe that we have access to capital resources through the use of our line of credit, possible public or private equity offerings, exercises of outstanding warrants, or other means. Based on our latitude as to the timing and amount of certain expenses, our current cash position, availability under our line of credit and operating plans, we believe that the substantial doubt is alleviated as of the issuance date of these financial statements.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,655,632)	$(3,817,020)
Net cash provided by (used in) investing activities	1,613,180	(4,324,017)
Net cash provided by financing activities	5,162,409	9,713,426
Effect of foreign change rate changes on cash	6,412	(6,610)
Net (decrease) increase in cash, cash equivalents and restricted cash	$126,369	$1,565,780

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2024 was primarily used to fund a net loss of approximately $5.9 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.8 million and by approximately $1.8 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts receivable, inventory and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

The net cash used in operating activities for the nine months ended September 30, 2023 was primarily used to fund a net loss of approximately $5.7 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.3 million and by approximately $0.6 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, partially offset by an increases in accounts receivable and prepaid expenses and other current assets.

Investing Activities. During the nine months ended September 30, 2024, and 2023, cash provided by investing activities was $1.6 million and used in investing activities was $4.3 million respectively. These amounts were impacted by the net difference between maturities and purchases of short term investments, in addition to purchases of equipment.

Financing Activities. There was $5.4 million and $9.7 million in cash generated from financing activities during the nine months ended September 30, 2024 and 2023, respectively, due entirely to the net proceeds from our equity offerings in January 2024, January 2023 and August 2023.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses since inception. For the three and nine months ended September 30, 2024, we incurred net losses of $0.9 million and $5.9 million, respectively. For the year ended December 31, 2023, we incurred a net loss of $8.1 million. At September 30, 2024, we had an accumulated deficit of approximately $102.8 million. The extent and duration of future operating and net losses will depend on our ability to grow our revenues and absorb the headcount and additional clinical, reimbursement and manufacturing capacity we added in the first half of 2024, the ability of our supply chain to meet our volume requirements without disruption and our ability to compensate for additional advertising expenditures in the second half of 2024. Additionally, our expected payments must be received and our days sales outstanding in accounts receivable must not increase. Under these assumptions, we believe it is achievable to be operating cash flow breakeven on a quarterly basis in the fourth quarter of 2024. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents and restricted cash at September 30, 2024 were approximately $6.9 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit remains undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $0.9 million as of September 30, 2024. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. We believe that our existing cash, cash equivalents, and short-term investments at September 30, 2024 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as those that have been referred to above, the timing of our ability to achieve operating cash flow breakeven could extend beyond the fourth quarter of 2024 and additional capital may be required.

Our direct billing revenues are concentrated with a small number of payers, including CMS. Adverse changes in the reimbursement policies of these payers regarding the MyoPro could have an adverse effect on our business.

Revenues from providing the MyoPro directly to patients, a sales channel we refer to as direct billing, represented 81% and 76% of revenues for the three and nine months ended September 30, 2024, respectively. In 2024, we began providing the MyoPro to Medicare Part B patients. Revenues from the Centers for Medicare & Medicaid Services (“CMS”) represented 68% and 58% of direct billing revenues (55% and 44% of total revenues) for the three and nine months ended September 30, 2024, respectively. In order to maximize revenues and minimize cash used for operations, we focus on patients with commercial insurers who have previously reimbursed for the MyoPro. Beginning in September 2021, a large insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 24% and 29% of direct billing revenues (19% and 22% of total revenue) during the three and nine months ended September 30, 2024, respectively. With a small number of exceptions, appeals filed with the payer have been successful and these claims have ultimately been paid.

This payer also continues to provide us with pre-authorizations to serve new patients, however denials are increasing with this payer, as with other Medicare Advantage plans. If CMS were to change their coverage criteria for the MyoPro, or the aforementioned commercial payer were to continue to regularly deny appeals on filed claims, reduce the number of MyoPro’s that it will authorize for its insured patients, or delays payments pending resolution of the denial and appeals process, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in our December 31, 2023 annual report on Form 10-K. Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in utilization management for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If CMS, the U.S. Department of Veterans Affairs (the “VA”) health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, from inception through September 30, 2024, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the

MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in our December 31,2023 annual report on Form 10-K.

In connection with Medicare reimbursement, in November 2023 CMS reclassified the MyoPro from the durable medical equipment benefit to the brace benefit category effective January 1, 2024, thereby allowing for lump sum reimbursement. Such lump sum reimbursements based on the fees posted by CMS, are now being made. CMS published final average payment determinations for the MyoPro Motion W (L8701) of approximately $33,500 and the MyoPro Motion G (L8702) of approximately $65,900, effective April 1, 2024. Our claims can be reviewed on a case-by-case basis at any time by CMS.

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

Revenues from patients who are covered by Medicare Advantage insurance plans have become a significant portion of our overall revenues. Approximately 24% and 27% of our product revenues were derived from patients with Medicare Advantage insurance plans for the three and nine months ended September 30, 2024, respectively. Revenues from Medicare Part B patients represented 55% and 44% of total revenue for the three and nine months ended September 30, 2024, respectively. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. As a result, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

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

While we are the manufacturer of record with the U.S. Food and Drug Administration, (the “FDA”) for the MyoPro device we sell, we have contracted with Cogmedix, Inc. (“Cogmedix”), a contract manufacturer with expertise in the medical device industry, for the contract manufacture of certain subassemblies and the sourcing of some of our components and raw materials. Pursuant to this contract, Cogmedix manufactures subassemblies for the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our subassemblies in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future subassemblies in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and International Organization for Standardization (“ISO”) standard 13485.

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

We also rely on a limited number of suppliers for certain materials and components used by the MyoPro and do not maintain any long-term supply agreement with respect to these materials and components. If we fail to obtain sufficient quantities of these materials and components in a timely manner, our reputation may be harmed and our business could suffer.

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

Since inception through September 30, 2024, we have delivered more than 2,800 units for use by patients at home and at clinical facilities. Our latest product line, the MyoPro, was introduced to the market in fiscal year 2012 and we have delivered more than 2,500 units since such time. As a result, we have a limited operating history. It is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents and restricted cash at September 30, 2024 was approximately $6.9 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit is undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $0.9 million as of September 30, 2024. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash and cash equivalents will be sufficient to enable us to achieve operating cash flow breakeven on a quarterly basis, which we believe is achievable in the fourth quarter of 2024, assuming that we are able to grow revenues as planned, our supply chain is able to meet our volume requirements without disruption, we are able to compensate for additional advertising expenditures in the second half of 2024, expected payments are received and our days sales outstanding in accounts receivable does not increase. If additional capital is required to achieve operating cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. Usage of our line of credit requires us to meet financial and operating covenants, which could place limits on our operations, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

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

Industrial and medical robotics is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Publication of fees by CMS under our Healthcare Common Procedures Coding System billing codes L8701 and L8702 is also expected to attract competition. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

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

Risks Related to Our Business Operations and Management

We will be moving our operations to a new, larger facility, by the end of 2024. Regulatory requirements in the United States and other countries, compliance with which is included under our certified quality management system, requires us to re-qualify our new manufacturing operation before we can manufacture and deliver our products from our new facility. Delays in completing this qualification could adversely affect our business

We will be moving our operations to a new, larger facility by the end of 2024. Our lease on our current headquarters and manufacturing facility in Boston expires in January 2025. In August 2024, we entered into a lease for our new corporate headquarters and manufacturing facility in Burlington, Massachusetts. We are required under regulations in the United States. and other countries, which are codified in our certified quality management system, to re-qualify our manufacturing operation before we can manufacture and deliver our products from our new facility. If there are delays in completing this re-qualification, the start up of our manufacturing will be delayed, which would adversely impact the planned growth of our manufacturing capacity. In addition, we would be required remain in our facility in Boston until the re-qualification is completed. If the delay was beyond the expiration date of our lease, we would be required to pay the landlord holdover rental payments, which are double our existing lease payment. Payment of holdover rental payments for an extended period of time could negatively affect our cash flows.

If we fail to properly manage our anticipated growth, including in O&P channel and international markets, our business could suffer.

As we grow our revenues from Medicare Part B patients and expand the number of locations which provide the MyoPro products, including O&P practices in the United States, and future planned international distribution, we expect that it will place significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to mis-allocate management or financial resources and result in losses or weaknesses in our infrastructure, systems, processes and controls, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.

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

These and other factors could harm our ability to implement planned growth in international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned expansion activities, and they may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty growing the O&P channel while simultaneously being a direct provider to patients in the United States. and expanding into international markets because of limited brand recognition. These factors my lead to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand O&P channel revenues in the United States., expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

Our products are regulated as medical devices in the United States under the FFDCA, as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes–Class I, Class II or Class III–depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA pre-market review. This determination is required prior to marketing the device. See section titled “Business — Government Regulation”, in our December 31,2023 annual report on Form 10-K.

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval (“PMA”) application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement, a device which is generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the United States for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required pre-clinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

We are registered with the FDA as a manufacturer for medical devices. We are also subject to regulation by foreign governmental agencies in connection with international sales. The agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements, such as the FDA’s medical device good manufacturing practice / Quality System Regulation (“QSR”) requirements and the FDA’s medical device reporting requirements for certain device-related adverse events and malfunction, continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR, and comparable foreign regulations.

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

In addition, governmental agencies of the United States or other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register the MyoPro once it is already on the market or otherwise impact our ability to market the MyoPro in the United States or other countries. For example, on February 2, 2024, the FDA published a final rule to amend its QSR requirements to align more closely with the international consensus standards for medical devices by converging with quality management system (“QMS”) requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation (“QMSR”) and is effective February 2, 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. For instance, the FDA may issue mandates, known as 522 orders, requiring us to conduct post-market surveillance studies of our devices. Failure to comply could result in enforcement of the FFDCA against us or our products including an agency request that we recall our MyoPro products.

Our relationships with healthcare providers and physicians and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section titled “Business – Government Regulation – Healthcare Privacy Laws and Regulations”, in our December 31,2023 annual report on Form 10-K.

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

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. See section titled “Business – Government Regulations – Current and Future Legislation”, in our December 31,2023 annual report on Form 10-K.

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

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (“FTC”) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive law that creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act, created additional obligations with respect to processing and storing personal information.

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

The collection and use of personal data, including personal health data in the European Economic Area (“EEA”) and the UK is governed by the provisions of the EU General Data Protection Regulation (“EU GDPR”) (with regards to the EEA) and the UK General Data Protection Regulation (“UK GDPR”) (with regards to the UK), as well as applicable data protection laws in effect in the member states of the EEA and in the UK (including the UK Data Protection Act 2018). In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to the processing of personal data by any company established in the EEA/UK and to companies established outside the EEA/UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases or conditions for processing personal data relating to identifiable individuals and transferring such information outside the EEA/UK , including to the United States., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, where required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of any non-compliance with the GDPR and any supplemental EEA Member State or UK national data protection laws, we could be subject to warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to €20,000,000 (£17.5 million for the UK GDPR) or 4% of total annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR imposes strict rules on the transfer of personal data outside of the EEA or the UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless adequate safeguards (such as the European Commission approved standard contractual clauses (“SCCs”) or the UK International Data Transfer Agreement/Addendum, (“IDTA”) and transfer impact assessments carried out when relying on the SCCs and UK IDTA. The international transfer obligations under the EU data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit (“Brexit”) from the European Union (“EU”), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government has announced plans to introduce a Digital Information and Smart Data Bill (“Data Reform Bill”) into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Digital Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission, which may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in January 2024, August 2023 and January 2023, we issued 224,730, 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of September 30, 2024, we had 7,721,519 shares issuable upon the exercise of pre-funded warrants with an exercise price of $0.0001 per share, 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,234,357 unvested restricted stock units outstanding. In addition, we had 23,246 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $42.89 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from September 30, 2023 to September 30, 2024, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.96 to a high of $5.64 per share. During the period from October 1, 2024 to the date of the filing of this report, our stock price has ranged from $3.66 to $4.02.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company” as set forth under the Exchange Act.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $77.4 million and $72.7 million, respectively, which begin to expire in the year 2028 and 2024 through 2044, respectively. Additionally, we had U.S. federal and state research and development tax credits (“tax credits”) of $0.4 million and $0.2 million, respectively, which begin to expire in the year 2026 and 2033, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, (“NOLs”) or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $64,000 annual limitation on our ability to utilize pre-ownership change NOLs and approximately $20.0 million of our federal NOLs and $48.0 million of our state NOLs will expire unutilized. There may have been an ownership change associated with our equity offerings in August 2023 and January 2024. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

3.3

Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on January 30, 2020 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on January 30, 2020)

3.4

Second certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on June 10, 2021 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on June 15, 2021)

10.1

Loan and Security Agreement, dated July 11, 2024, between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on July 15, 2024)

10.2

Lease Agreement, dated August 9, 2024, by and between the Registrant and NDB Property Owner 1. L.P. (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on August 13, 2024)

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

Date November 6, 2024

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)