Form 10-K
period 2024-12-31
MYOMO, INC.
filed 2025-03-10
CIK 1369290

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)a

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0944526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Blue Sky Dr., Suite 101, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 996-9058

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. was $67,219,172. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 1, 2025, the registrant had 34,381,125 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2024.

Auditor Firm Id:	688	Auditor Name:	Marcum, LLP	Auditor Location:	New York, NY, USA

MYOMO, INC

2024 FORM 10-K ANNUAL REPORT

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

•
We have a history of operating losses. Investments in advertising, research and development (“R&D”) and clinical, reimbursement and manufacturing capacity could result in a delay in our ability to achieve cash flow breakeven on a quarterly basis.
•
Our direct billing revenues are concentrated with a small number of payers, including the Centers for Medicare and Medicaid Services (“CMS”). Adverse changes in the reimbursement policies of these payers regarding the MyoPro could have an adverse effect on our business.
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
•
The industries in which we operate are highly competitive and subject to rapid technological change. The publishing of fees for the Healthcare Common Procedure Coding System (“HCPCS”), billing codes for our products may attract competition. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

•
We sell to orthotics and prosthetics providers who are free to market products that compete with the MyoPro, and we rely on these providers to market and promote our products in accordance with their U.S. Food and Drug Administration, or (“FDA”), listings, select appropriate patients and provide adequate follow-on care.

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

•
Since we sell products in several overseas markets, we are subject to foreign currency fluctuations, which may reduce our revenue per unit in dollars.

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

Item 1. Business

Overview

We are a wearable medical robotics company that offers functional improvement for those with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or paralyzed arm to enable and help improve functional activities of daily living, or ADLs, in the home and community. It is custom-fabricated by trained professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help improve function in adults and adolescents with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We primarily provide devices directly to patients and bill their insurance companies directly, a sales channel we refer to as direct billing. Under direct billing, we evaluate, measure and fit the MyoPro devices using our own clinical staff or as circumstances dictate, utilize the clinical consulting services of orthotics and prosthetics, or O&P, professionals, for which they are paid a fee. We also sell our products through various other sales channels, including through O&P providers, which we expect to be a larger contributor to revenue in the future, the Veterans Administration, or VA, and to certain accounts and geographic markets outside the United States. We operate as one business segment.

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

The addressable market in the United States for products directed at all individuals with upper extremity paralysis, such as our MyoPro, is based on an estimated prevalence of 1% of the population, which is the prevalence of people who have suffered a stroke in the U.S., or an estimated 3 million existing cases of upper extremity paralysis. Of that population, we estimate that up to 20% of such individuals may be medically qualified candidates for a MyoPro whose insurance may reimburse for the device, which now includes Medicare Part B beneficiaries. In addition, we estimate that approximately 250,000 new patients are added to the prevalence population each year in the United States as a result of strokes, brachial plexus injuries and other afflictions. Though not all these new chronic patients are suitable for a MyoPro, we believe that between 25,000-50,000 of these patients per year could be. According to the National Institutes of Health, it is estimated that nearly 75% of all strokes occur in people aged 65 and over. With the Centers for Medicare and Medicaid Services, or CMS, reimbursing on a lump sum basis for the MyoPro and Medicare Advantage plans obligated to follow suit, assuming medical necessity is demonstrated, we believe our market opportunity is substantial.

To assess whether an individual is a medically-qualified candidate for a MyoPro, we and our channel partners utilize a variety of techniques to evaluate patients, including tele-health video conference sessions, in-person evaluations, screening days at various locations, and evaluations at clinical facilities where therapists and physicians refer patients for a MyoPro, which requires a physician’s prescription to be reimbursed by insurance. We use various media to educate individuals about the MyoPro solution for their impaired limbs, and we receive referrals from O&P providers and healthcare facilities such as VA Medical Centers.

In many cases, private health insurance companies reimburse providers for the MyoPro device. If we are serving the patient directly, then we bill the payer as the provider. If an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. In November 2018, CMS issued two billing codes for the MyoPro, L8701 and L8702. In November 2023, CMS reclassified the MyoPro into the brace benefit category, effective January 1, 2024. Previously, CMS had classified the MyoPro as durable medical equipment, reimbursed on a rental basis. With the classification as a brace, the MyoPro is eligible to be reimbursed on a lump sum basis by CMS similar to other commercial insurance payers. On February 29, 2024, CMS published final payment determinations for the MyoPro Motion W (L8701) and for the MyoPro Motion G (L8702), which became effective April 1, 2024. These fees were subsequently updated to approximately $34,300 for the Motion W and approximately $67,500 for the Motion G, effective January 1, 2025. The fees are subject to an annual inflationary adjustment.

We hold 35 patents in the United States and various countries, which expire at various times from 2027 through 2042, and we have 12 pending patent applications in the United States and international markets. Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

We are headquartered in Burlington, Massachusetts.

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

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. According to Boston Children’s Hospital, one to three births out of 1,000 involve a brachial plexus injury, with roughly 20-30% resulting in arm paralysis. We have been testing our planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and this new version of the MyoPro, which we refer to as MyoPal, is expected to be available to these patients in the next one to two years.

Progressive Conditions

The MyoPro has been prescribed in a few cases for individuals with progressive conditions such as multiple sclerosis. For individuals with these conditions, the MyoPro is used for functional improvement that may help provide strength conservation and help to extend the time they can maintain independence. As users continue to progress with their condition, settings can be adjusted to provide increasing amounts of assistance.

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

Should the individual qualify, we (in the case of direct billing) or the O&P provider will determine whether the device may be covered by the individual’s health insurance. If reimbursement is approved and the individual is a suitable candidate for a MyoPro, then the fabrication and fitting process is undertaken:

•
First, we capture the shape of the patient’s arm, using our shape capture kit, which can be completed in-person or remotely. Once the patient’s arm measurements are captured, the orthotic parts are 3D printed by a subcontractor based on these measurements. The fabrication of the brace is completed in-house.
•
Fabrication typically takes approximately 2 weeks. Once the brace is fabricated, it is delivered to the patient either by us, an O&P practice, or a trained professional at a VA hospital, who will fit the device on the patient. During this fitting, the device will be calibrated to the user’s individual muscle signal profile using our proprietary software, and adjustments to the brace can be made to optimize fit.
•
The patient is provided with initial training and a set of take-home tasks to practice with the brace donned. We also provide a video game platform called MyoGames, which offers the patient an additional means to master the device. We or the O&P provider will also refer the MyoPro user to a local therapist for continued training and practice with their new device, and we have a staff of occupational therapists and other qualified clinicians who train and support these therapists. In addition, under our MyoCare program, a coach is assigned to each patient that is provided a device by us, and follows and guides the patient for the first year of the patient’s journey with the MyoPro in order to maximize each patient’s outcomes with the device.

We believe that the use of the MyoPro is compelling since it enables functional improvement that can help users improve their ability to perform ADLs, which may allow them to return to work or improve their ability to be independent and remain at home. According to the CDC, 7% of adults aged 65 and over in the United States require daily help with ADLs. For patients without caregivers, such long term, full-time support services cost approximately $62,400 annually according to The KFF. This approximates the cost to a payer for a MyoPro, which is paid once. With more than 70 million baby boomers now in, or headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

Research and Development

We are committed to investing in a robust product development program and to supporting a variety of clinical research studies to enhance our products, increase the body of evidence to support prescribing and reimbursing our devices, and to grow our range of product offerings. Our R&D team is comprised of engineers with a mix of BS and MS degrees in electrical engineering, mechanical engineering, robotics engineering and computer science and augmented by outside resources as needed. The R&D team seeks to combine innovative research conducted over the last 50 years with cutting edge innovations in robotics, machine learning, material science and artificial intelligence to continue to enhance our products and product offerings. Our regulatory, clinical, and customer service personnel work closely with our suppliers and providers to promote compliance with quality standards and good manufacturing processes, which we believe result in a high-quality product and limited customer issues.

We have continually enhanced our product offerings by increasing functionality for users by the addition of a multi-articulated wrist and introducing a powered grasp for the hand. Our flagship product is the MyoPro 2, introduced in June 2017, which features improvements in control technology, new configuration software and user interface, and a longer-lasting, pop-out battery for extended use of the brace and convenient replacement. In January 2022, we introduced the MyoPro2+, which is a lighter and more advanced version of the device, which includes 3D printed orthotics capability, software enhancements and a new design that facilitates easier donning and doffing of the device. An update to the MyoPro 2+ is scheduled to be released in the second half of 2025.

We plan, depending on available resources, to continually improve our system architecture and develop new product innovations based on our product roadmap and clinician feedback to increase the value and breadth of our product offerings.

Clinical Research Studies

Evidence of effectiveness involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of the technology to regain function to a paralyzed joint as well as the real-world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. In 2023, a study was published based on data obtained from our internal outcomes patient registry that compared functional task performance while wearing a MyoPro. The results showed that the MyoPro provides stabilizing support to the weak warm of individuals after a stroke and enables individuals to use their impaired arm to complete functional tasks independently in the home environment. An additional study has been completed and published that used a validated outcome measure called Disabilities of the Arm, Shoulder and Hand, or DASH, to study improvements in the arms of patients that wear a MyoPro. The results showed statistically significant and clinically meaningful improvement in DASH scores. In addition to this research, several institutions have active funded research programs. In February 2022, researchers with the Cleveland VA published a study showing clinically significant gains in motor function in individuals with chronic moderate-to-sever arm weakness. Currently funded studies include a randomized control trial by the Kessler Foundation, using the MyoPro to study the restoration of upper extremity motor function in people with spinal cord injury, and a recently initiated randomized control trial at the Cleveland VA using the MyoPro for stroke patients using motor learning in therapy and home use. Researchers at the University of Utah published a paper reporting that stroke survivors can achieve proportional EMG control, regardless of their age, time since their stroke, clinical spasticity rate, and history of botulism toxin injections. This work constitutes an important step toward the advancement of more intuitive and dexterous myoelectric upper extremity orthosis which may improve the quality of life.

Sales and Marketing

Our strategic goal is to develop and commercialize products that become the standard of care for individuals with paralysis who cannot be successfully treated with conventional interventions such as rehabilitation therapy. Our strategy is to establish ourselves as a market leader in myoelectric-controlled orthotics by building a set of products, software applications, and value-added services based upon our patented technology platform. With a first-mover advantage in the U.S. and a presence in international markets such as Germany and the United Kingdom, we believe we are well-positioned to meet the large global need that we believe exists for individuals with upper limb paralysis.

To generate awareness and interest in our products, we perform in-services for therapists and physicians, and we directly educate and inform those individuals who are potential candidates for our products. In addition, we utilize digital ads on various platforms as well as television ads. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider evaluates the patient for their suitability as a candidate. In instances where we are the provider, the initial clinical screening is often conducted using a telehealth platform. Next, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is typically obtained from the patient’s physician in conjunction with a face-to-face visit. Once these documents are obtained and reviewed to ensure our inclusion criteria are met, we will proceed to measure the patient’s arm, manufacture and provide the device to a qualifying Medicare patient. For patients with Medicare Advantage or other commercial insurance, our patient advocacy team submits a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to complete the aforementioned activities resulting in the delivery of a

MyoPro to the patient. This process is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through O&P providers in Europe and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and more than 130 VA facilities have ordered devices for their patients.

Since we began marketing our products directly to patients in 2019, our business development efforts have focused on developing a pipeline of patients in our reimbursement process and expanding the number of payers reimbursing for our products. As of December 31, 2024, 1,389 patients were in our reimbursement pipeline, a 33% increase compared to 1,042 patients in the pipeline at December 31, 2023. As of December 31, 2024, 272 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, or in the case of Medicare Part B patients, those who have been qualified for delivery through receipt of required medical documentation, but revenue has not been recognized. This represents an 18% increase over 230 patients in backlog at December 31, 2023. The estimated maximum potential revenue value of the backlog is approximately $13.6 million.

To bring the MyoPro to what we believe is the large number of potential patients outside of the United States, in July 2017 we met the criteria to apply the CE mark under the European Union (EU) Medical Devices Directive (93/42/EEC), or EU MDD, which is a manufacturer’s declaration that the product complies with the essential requirements of such legislation, so that the MyoPro can be marketed in the EU. The EU Medical Devices Regulation (EU) No. 2017/745, or the EU MDR, repealed and replaced the EU MDD on May 26, 2021 and we therefore worked with our EU-Authorized Representative to ensure all EU MDR requirements were met, which enabled us to establish a new declaration of conformity under the EU MDR to allow continued CE mark application. In October 2017, we obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into agreements with O&P providers in the United Kingdom, Denmark, Germany, Italy and Australia, and have received a number of MyoPro orders from providers outside the United States in 2024, primarily from Germany.

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

Exoskeleton Suits

During the last few years, a number of companies have emerged to provide exoskeleton suits that enable those with lower extremity paralysis to stand and walk again. Companies in this space include Lifeward, Ekso Bionics, and Cyberdyne. It is possible that companies may begin to compete with solutions such as ours for the upper extremity.

Potential New Products from O&P Manufacturers

If our business grows, interest may develop among new or existing manufacturers of other O&P devices that compete with the MyoPro, which may or may not challenge the validity of our intellectual property. Some new products have been introduced that compete with the MyoPro from companies such as Neurolutions in the United States and Vincent Systems and HKK in Germany.

Intellectual Property

Our intellectual property efforts have focused on improvements to the patents that we licensed from MIT, which expired in 2023. Myomo has 35 of its own issued patents. These additional patents cover our MyoPro Motion G product. The Motion G product, which allows for the movement of multiple joints as compared to a single joint, which is the technology that underlies the patents previously licensed from MIT. The Motion G generated 98% of our product revenue for the year ended December 31, 2024. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s first two U.S. patents were issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). In September 2020, Myomo’s fourth U.S. patent was issued entitled Powered Orthotic Device and Method of Using the Same (U.S. Pat No. 10758394B2). In 2023, Myomo was issued two additional U.S. patents, Self Donning Powered Orthotic Device (U.S. Pat No. 11712360) and Powered Orthotic Device and Method of Using Same (U.S. Pat No. 11826275). Similar patents have been issued in China, Hong Kong, and Japan and is validated (currently in force) in six European countries (European Patent No. 3307225). We also have 8 pending U.S. patent applications and 4 foreign applications under examination. We plan to continue to file additional patent applications over time. The longest term of our patents extends intellectual property rights until 2042.

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

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU MDR. Under this system, serious incidents and field safety corrective actions , or FSCAs must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the EU MDD continue to apply. A serious incident is defined as any incident, which, directly or indirectly, led, might have led or might lead to the death of a patient or user or other person, or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health, or a serious public health threat. In addition, among the new requirements of the EU MDR, manufacturers (and authorized representatives) must have available within their organization at least one person responsible for regulatory compliance, or PRRC, who possesses the requisite expertise in the field of medical devices. The PRRC is notably responsible for compliance with post-market surveillance and vigilance requirements. The European Commission has adopted various standards applicable to medical devices and there are additionally harmonized standards relating to the design and manufacture of medical devices (such as the international management system standard for medical systems set by the International Organization for Standardization or ISO, ISO13485:2016) which are not mandatory however, if complied with, indicate that the device satisfies the applicable element of the general safety and performance requirements.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU member states plus Norway, Liechtenstein and Iceland.

The UK formally left the EU on January 31, 2020. In respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) before being placed on the Great Britain market. If a manufacturer of a device placed on the market in Great Britain is based outside of the UK, the manufacturer must appoint a UK responsible person with a registered place of business in the UK to act on the manufacturer’s behalf in respect of certain activities (e.g. device registration). CE marks issued by EU notified bodies to place medical devices on the market in the EU will remain valid in the UK up until, at the latest,

June 30, 2028 (for CE marks issued under the EU MDD) or June 30, 2030 (for CE marks issued under the EU MDR), following which a UK Conformity Assessed, or UKCA, mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to such dates. UKCA marking will, however, not be recognized in the EU. The EU regulatory framework on medical devices continues to apply in Northern Ireland under the Windsor Framework and medical devices in Northern Ireland may either carry an EU CE mark or a UK and Northern Ireland CE mark, or CE UK(NI), although devices bearing the CE UK(NI) marking will not be accepted on the EU market.

We, together with Cogmedix, our primary contract manufacturer, actively maintain a quality management system for product design and development, manufacturing, distribution, and customer feedback processes in accordance with FDA’s QSR and ISO 13485:2016. In February 2024, the FDA issued the Quality Management System Regulation Final Rule to amend the QSR, incorporating by reference ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required by the FDA to comply with the QSR. Following the introduction of a product, the FDA and comparable foreign agencies may engage in periodic audits of our quality management system, the product performance, and our advertising and promotional materials. These regulatory controls, as well as any changes in the policies of the FDA or comparable foreign agencies, can affect the time and cost associated with the development, introduction and continued availability of new products. We work to anticipate these factors in our product development processes.

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

Our Patient Advocacy Team assists patients in developing and submitting this documentation for coverage of the prescribed MyoPro. Since the MyoPro is a relatively new device, payers may not be familiar with the device, and in some cases, payers may deem it to be experimental or investigational and establish non-coverage policies for the device. National and regional commercial plans, worker’s compensation programs, auto insurance carriers, Medicare Advantage plans, and some state Medicaid plans have paid for the MyoPro orthosis on a lump sum basis. Beginning January 1, 2024, CMS reimburses for the MyoPro on a lump sum basis. For payers other than CMS, the reimbursement process usually requires obtaining a pre-authorization for the MyoPro from the patient's insurer, and if the authorization request is initially denied by the payer, we may provide support to the patient, or the O&P provider as the case may be, in appealing the decision. We have been successful in obtaining coverage for the MyoPro on a case by case basis and we continue to follow up on other cases in our reimbursement pipeline which are pending an insurance decision.

As of January 1, 2019, two HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, went into effect. CMS elected to classify the MyoPro for Medicare beneficiaries as DME to be provided to patients under a capped rental payment system. In November 2023, CMS reclassified the MyoPro billing codes (L8701 and L8702) into the brace benefit category, which makes the MyoPro eligible to be reimbursed on a lump sum, rather than a rental basis. In conjunction with our reclassification into the brace benefit category, on February 29, 2024, CMS published final payment determinations for the MyoPro Motion W (L8701) and for the MyoPro Motion G (L8702) which became effective April 1, 2024. These fees were subsequently updated to approximately $34,300 for the Motion W and approximately $67,500 for the Motion G, effective January 1, 2025. Published fees are subject to annual inflationary adjustments. Currently, the DME MACs are reimbursing claims upon submission and may conduct post-reimbursement audits in the future to determine if claims for medically appropriate patients are being submitted.

Medicare Advantage insurance plans are obligated to reimburse for the MyoPro, so long as the device is deemed to be medically necessary for their beneficiaries as well as not experimental or investigational. Such determinations by these payers continue to be determined on a case-by-case basis.

Based on the final published fees, our O&P partners, as well as others whom we do not work with today, may find the fees sufficient to cover the cost of the MyoPro device, the clinical services to evaluate and fit patients, and the other support services associated with provisioning of products to patients, which may result in higher sales volume from that channel in 2025 and beyond.

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

Manufacturing

Myomo’s custom fabricated orthosis is comprised of two elements. The first is the electromechanical kit. The kit consists of the motor units, processor, sensors, and battery. Manufacturing for the electromechanical kit is provided by our supplier Cogmedix, a wholly owned subsidiary of Coughlin Companies in Worcester, MA. The second element is the custom fabrication of the orthosis itself from measurements obtained either in person or remotely. A third-party, AB Corp, creates the orthotic parts from these measurements and the fabrication of the device is done in our facility in Burlington, Massachusetts.

Coverage for the MyoPro from CMS is expected to increase sales volumes for the MyoPro. In January 2025, we completed the move of our manufacturing operations from Boston to our new headquarters facility in Burlington, MA. We have double the manufacturing floor space compared to our prior facility in Boston, and our available manufacturing space will increase again when we take possession of an additional 7,500 square feet of manufacturing space in June 2025. Our current capacity is 120 units per month, and we have the ability to expand manufacturing capacity in this facility, as demand increases. If the volume and geographic reach of our sales expand further, we may seek additional sources for manufacturing and custom fabrication of the devices as our needs may require, or expand our manufacturing space and capacity.

Employees and Human Capital

As of December 31, 2024, we employed a total of 184 full time employees and 1 part time employee. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees and personnel. Our plan to increase clinical, reimbursement and manufacturing capacity in 2025 involves the hiring more than 100 additional employees by the end of 2025. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, support for programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. We value diversity at all levels and seek to make our workforce as diverse and inclusive as we can and offer advancement opportunities based on merit and performance.

Corporate Information

We were incorporated in the state of Delaware on September 1, 2004. On June 9, 2017, we executed our initial public offering, and our common stock trades under the symbol “MYO.” Our principal executive offices are located at 45 Blue Sky Drive, Suite 101, Burlington, MA 01803, and our telephone number is (617) 996-9058.

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

Item 1A. Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Associated with Our Business

Risks Related to Our Operating and Financial Results

We have a history of operating losses. Investments in advertising, R&D and clinical, reimbursement and manufacturing capacity could result in a delay in our ability to achieve cash flow breakeven on a quarterly basis.

We have a history of losses since inception. For the years ended December 31, 2024 and 2023 we incurred net losses of $6.2 million and $8.1 million, respectively. At December 31, 2024, we had an accumulated deficit of approximately $103.1 million. The extent and duration of future operating and net losses will depend on our ability to increase the number of patients entering our pipeline in a manner that does not significantly increase our advertising cost per pipeline addition, increase revenues to absorb the headcount and additional clinical, reimbursement and manufacturing capacity we expect to add during 2025, the ability of our supply chain to meet our volume requirements without disruption and our ability to compensate for additional R&D spending expected in 2025. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents, short-term investments and restricted cash at December 31, 2024 were approximately $25.2 million. On December 6, 2024, we completed a public offering of our common stock, generating net proceeds of approximately $15.8 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit remains undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $1.0 million as of December 31, 2024. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3 million term loan facility which could be drawn at any time until February 28, 2026. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. We believe that our existing cash, cash equivalents, short-term investments and restricted cash at December 31, 2024 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as those that have been referred to above, we may not be able to return to operating cash flow breakeven on a quarterly basis, and additional capital may be required.

Our direct billing revenues are concentrated with a small number of payers, including CMS. Adverse changes in the reimbursement policies of these payers regarding the MyoPro could have an adverse effect on our business.

Revenues from providing the MyoPro directly to patients, a sales channel we refer to as direct billing, represented 78% and 71% of product revenues for the years ended December 31, 2024 and 2023, respectively. In 2024, we began providing the MyoPro to Medicare Part B patients. Revenues from patients with Medicare Part B represented 63% of direct billing revenues (49% of total revenues) for the year ended December 31, 2024. Our historical focus on patients with commercial insurers who have previously reimbursed for the MyoPro also impacts our payer concentration. Beginning in September 2021, a large Medicare Advantage insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 23% and 54% of direct billing revenues (18% and 35% of total revenue) during the years ended December 31, 2024 and 2023, respectively. With a small number of exceptions, appeals filed with the payer have been successful and these claims have ultimately been paid. However, this payer is now providing us with fewer pre-authorizations to serve new patients, requiring additional appeals efforts. This is common with other Medicare Advantage plans as well. If CMS were to change their coverage and reimbursement criteria for the MyoPro, or the aforementioned commercial payer and other Medicare Advantage payers further reduce the number of MyoPro’s that they will authorize for their insured patients, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

Continued inflation may materially impact our financial operations or results of operations.

While decreasing recently, inflation has and is expected to remain elevated for the near future. Inflationary factors, such as increases in the cost of our raw materials, manufacturing, interest rates and overhead costs may adversely affect our operating results. The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor internally or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. These developments may include tariffs or changes in reimbursement policies for Medicaid and Medicare. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While we have not been affected by such developments as of the date of this annual report on Form 10-K, we cannot provide any assurance that changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, will not have a material adverse effect on our financial condition or results of operations.

Risks related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in this Annual Report on Form 10-K. Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in utilization management for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If CMS, the U.S. Department of Veterans Affairs (the “VA”) health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, from inception through December 31, 2024, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in this Annual Report on Form 10-K.

In connection with Medicare reimbursement, in November 2023 CMS reclassified the MyoPro from the durable medical equipment benefit to the brace benefit category effective January 1, 2024, thereby allowing for lump sum reimbursement. Such lump sum reimbursements based on the fees posted by CMS, are now being made. CMS published final payment determinations for the MyoPro Motion W (L8701) and the MyoPro Motion G (L8702), effective April 1, 2024. These fees were subsequently updated to approximately $34,300 for the Motion W and approximately $67,500 for the Motion G, effective January 1, 2025. The fees are subject to annual inflationary adjustments. Our claims can be reviewed on a case-by-case basis at any time by CMS.

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

Revenues from patients who are covered by Medicare Advantage insurance plans have become a significant portion of our overall revenues. Approximately 25% and 57% of our product revenues were derived from patients with Medicare Advantage insurance plans for the years ended December 31, 2024 and 2023, respectively. Since CMS published reimbursement amounts for the MyoPro in April 2024, revenues from Medicare Part B patients represented 49% of total revenue for the year ended December 31, 2024. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. As a result, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information about CMS coverage decisions.

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

•
perceived risks associated with the use of MyoPro or similar products or technologies; 2
•
the introduction of new competitive products or greater acceptance of competitive products;
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

While we are the manufacturer of record with the U.S. Food and Drug Administration, (the “FDA”) for the MyoPro device we sell, we have contracted with Cogmedix, Inc. (“Cogmedix”), a contract manufacturer with expertise in the medical device industry, for the contract manufacture of certain subassemblies and the sourcing of some of our components and raw materials. Pursuant to this contract, Cogmedix manufactures subassemblies for the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our subassemblies in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future subassemblies in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations the international management system standard for medical systems set by the International Organization for Standardization (“ISO”), ISO 13485:2016.

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

Risks Related to Capital Requirements

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents, short-term investments and restricted cash at December 31, 2024 was approximately $25.2 million. On December 6, 2024, we completed a public offering, selling 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit is undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $1.0 million as of December 31, 2024. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3 million term loan facility which could be drawn at any time until February 28, 2026. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operations for at least the next twelve months from the issuance date of these financial statements. If additional capital is required to achieve operating cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. Uncertainty in the financial markets has caused banks and financial institutions to decrease the amount of capital available for lending and has significantly increased the risk premium of such borrowings. In addition, such turmoil and uncertainty has significantly limited the ability of companies to raise funds through the sale of equity or debt securities. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. Usage of our line of credit requires us to meet financial and operating covenants, which could place limits on our operations, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In July 2024, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. Pursuant to the terms of the Loan Agreement, we may request advances on a revolving line of credit whereby we may borrow up to $4 million (the “Revolving Line”), which Revolving Line may be increased to $5.5 million at Silicon Valley Bank’s sole discretion upon the occurrence of certain events. The Revolving Line is secured on a first priority basis by all of our assets other than intellectual property and certain customary exceptions. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3 million term loan facility which could be drawn at any time until February 28, 2026. To the extent we use the Revolving Line, or the term loan facility, such indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

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

Risks Related to Competitors and Our Market

The industries in which we operate are highly competitive and subject to rapid technological change. The publishing of fees for the Healthcare Common Procedures Coding System (“HCPCS”) billing codes for our products may attract competition. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

Industrial and medical robotics is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. We are experiencing competition in the United States from companies such as Neurolutions, and in Germany from companies such as Vincent Systems and HKK Bionics. Publication of fees by CMS under our HCPCS billing codes L8701 and L8702 is also expected to attract competition in the United States. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

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

We sell to O&P providers who are free to market products that compete with the MyoPro, and we rely on these providers to market and promote our products in accordance with their FDA listings, select appropriate patients and provide adequate follow-on care.

Our reliance on our relationships with qualified O&P providers in the U.S., Germany and other international markets to market and sell our products is expected to increase. We believe that an increasing percentage of our sales will be generated through these channels in the future. However, none of these partners are required to sell or provide our products exclusively. If a key independent O&P provider were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent providers or increase our reliance on our direct billing channel, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into contracts with O&P providers, the terms of the arrangements could cause our gross margin to be lower than if we directly marketed and sold our products.

If these independent O&P providers do not follow our inclusion/exclusion criteria for patient selection or do not provide adequate follow-on care, then our reputation may be harmed by patient dissatisfaction. This could also lead to product returns and adversely affect our financial condition. When issues with O&P providers have arisen in the past, we have supplied additional training and documentation and/or ended the business relationship.

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

The market for myoelectric braces is relatively new and the rate of adoption is uncertain, and important assumptions about the potential market for our products may be inaccurate.

The market for myoelectric braces, or orthotics, is relatively new and the rate of adoption is uncertain. Our estimates of market size are derived from statistics regarding the number of strokes and other afflictions, but not necessarily limited to those with upper extremity impairment. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if orthotics will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, including Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we were entitled to receive a license fee of $2.7 million and the JV Company will commit to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. During 2023, we received full payment of the $2.7 million initial license fee and have received payment for MyoPro control units of $50,000. This and any other of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

Moreover, there are significant costs and risks inherent in selling our products, particularly in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed. For example, we have entered into a joint venture with Ryzur Medical, to manufacture and sell the products containing the Company’s technology in China, including Hong Kong, Taiwan and Macau. In connection with this joint venture, we may encounter challenges in working with our joint venture partners, including with respect to compliance with local laws and domestic laws related to foreign operations.

These and other factors could harm our ability to implement planned growth in international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned expansion activities, and they may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty growing the O&P channel while simultaneously being a direct provider to patients in the United States. and expanding into international markets because of limited brand recognition. These factors may lead to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand O&P channel revenues in the United States., expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement, a device which is generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the United States for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with required preclinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

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

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Marketing and promotional programs may also be affected by the application of healthcare privacy laws relating to the use of information gathered by social media companies in advertising activities. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section titled “Business – Government Regulation – Healthcare Privacy Laws and Regulations”, in this Annual Report on Form 10-K.

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

If we or our third-party manufacturers or key suppliers fail to comply with the applicable good manufacturing practice requirements, including FDA’s Quality System Regulation, our manufacturing operations could be interrupted.

We and our third-party manufacturers and key suppliers are also required to comply with the FDA’s QSR which covers the methods and documentation of the production, control, quality assurance, labeling, packaging, storage and shipping of our products. In February 2024, the FDA issued the QMSR Final Rule to amend the QSR, incorporating by reference, ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required by the FDA to comply with the QSR. We, Cogmedix, our electromechanical kit manufacturer, and other key suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process with respect to the market for our products abroad.

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

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In the United States, there have been and continue to be a number of legislative and regulatory initiatives and judicial challenges to contain healthcare costs. See section titled “Business – Government Regulations – Current and Future Legislation”, in this Annual Report on Form 10-K.

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

Risks Related to Cybersecurity and Data Protection

Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks, compromises or security incidents, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and infrastructures and those of our customers, collaborators, contractors, or other third parties are vulnerable to damage, compromise or interruption from computer viruses, unauthorized access, misuse, or other security compromises or breaches. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, social engineering and business email compromises, and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity and availability of systems and information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. A cyber-attack or security compromise or incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

In the ordinary course of our business, we collect and store confidential and/or proprietary information or other sensitive information, including, among other things, personal information about our employees and patients, intellectual property, and proprietary business information. Any cyber-attack or security compromise or incident that leads to unauthorized access, use, disclosure, loss, corruption or other compromise of confidential and/or proprietary information or other sensitive information could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations, including those that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information technology systems, infrastructure, and networks of our company and our vendors, including personal information of our employees, and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems and infrastructure or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. If an incident or compromise of our information technology systems or infrastructure or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

We could be required to expend significant amounts of money and other resources to detect, mitigate and respond to these threats, compromises, or breaches and to repair or replace information technology systems infrastructure or networks and could suffer financial loss or the loss of valuable confidential and/or proprietary information. In addition, we could be subject to regulatory actions, inquiries, investigations, orders, penalties, fines, and/or claims made by individuals and groups in private litigation, including those involving privacy and security issues related to data collection and use practices and other data privacy and security laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process designed to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, instances of unauthorized access to our computer systems have occurred in the past, though these events have not resulted in financial loss or disruption to our operations. The possibility of these events occurring in the future cannot be eliminated entirely. There can be no assurance that any measures we take will prevent or adequately address cyber-attacks or security compromises or incidents that could adversely affect our business.

We, our collaborators and our service providers may be subject to a variety of privacy and data protection laws, regulations and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to fines or other penalties and otherwise harm our business and operations.

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (“FTC”) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive privacy law that creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households in California. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act, created additional obligations with respect to processing and storing personal information.

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

The GDPR imposes strict rules on the transfer of personal data outside of the EEA or the UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless adequate safeguards (such as the European Commission approved standard contractual clauses (“SCCs”) or the UK International Data Transfer Agreement/Addendum, (“UK IDTA”) and transfer impact assessments carried out when relying on the SCCs and UK IDTA. The international transfer obligations under the EU data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in January 2024, August 2023 and January 2023, we issued 224,730, 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of December 31, 2024, we had 7,061,519 shares issuable upon the exercise of pre-funded warrants with an exercise price of $0.0001 per share, 668,250 shares issuable upon the exercise of other warrants, with a weighted-average exercise price of $7.50 per share and 1,218,792 unvested restricted stock units outstanding. In addition, we had 23,194 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $42.98 per share.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from December 31, 2023 to December 31, 2024, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $2.51 to a high of $6.74 per share. During the period from January 1, 2025 to the date of the filing of this report, our stock price has ranged from $4.21 to $7.17.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

Risks Related to Internal Controls

We are a "smaller reporting company” under the reporting rules set forth under the Exchange Act. For so long as we remain a “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “smaller reporting companies”.

We are a “smaller reporting company,” for as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (so long as we remain a non-accelerated filer) and reduced disclosure obligations regarding executive compensation in the Annual Report on Form 10-K and our periodic reports and proxy statements.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company” as set forth under the Exchange Act. As of December 31, 2024, management assessed that there was a material weakness in internal controls related to a lack of design and maintenance of effective information technology general controls due to privileged access rights for two individuals, lack of a formal reviews for user provisioning, periodic user access review, and change management for the financial reporting system, and lack of formal reviews of key third party service provider reports. We expect to implement measures during the first quarter of 2025 to remediate this material weakness.

We will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we continue to grow, we may need to add additional finance staff. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404, as is the case in this Annual Report on Form 10-K, due to the material weakness identified and described above. Additionally, the material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result, in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $79.1 million and $63.5 million, respectively available to offset future taxable income. The Federal NOLs incurred prior to 2018 of approximately $26.4 million, if not utilized, begin expiring in the year 2026. The Federal NOLs incurred after 2017 of approximately $52.6 million have an indefinite carryforward period. The state NOLs if not utilized begin to expire in 2025 through 2045. Additionally, the Company has U.S. federal and state research and development tax credits of $0.7 million and $0.4 million, respectively, which begin to expire in the year 2026 and 2033, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $64,000 annual limitation on our ability to utilize pre-ownership change NOLs and approximately $20.0 million of our federal NOLs and $48.0 million of our state NOLs will expire unutilized. There may have been an ownership change associated with our equity offerings in August 2023, January 2024 and December 2024. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration, but the amount of such NOL carryforwards that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOL carryforwards are applied.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•
our ability to obtain sufficient reimbursement from third-party payers for our products;
•
our ability to scale the business to return to positive cash flow from operations on a quarterly basis by the fourth quarter 2025;
•
our revenue concentration with Medicare and with a particular insurance payer as a result of focusing our efforts on patients with insurers who have previously reimbursed for the MyoPro;
•
our ability to continue normal operations and patient interactions without supply chain disruption in order to deliver and fit our custom-fabricated devices;
•
our marketing and commercialization efforts;
•
our dependence upon external sources for the financing of our operations, to the extent that we do not achieve or maintain cash flow breakeven;
•
our ability to obtain and maintain our strategic collaborations and to realize the intended results of such collaborations;
•
our ability to effectively execute our business plan and scale up our operations;
•
our ability to remediate the material weakness in our internal control over financial reporting;
•
our expectations as to our product development programs, including improving our existing products and developing new products;
•
our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;
•
our expectations as to our clinical research program and clinical results;
•
our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•
our ability to gain and maintain regulatory approvals;
•
our ability to compete and succeed in a highly competitive and evolving industry; and
•
general market, economic, environmental and social factors that may affect the evaluation, fitting, delivery and sale of our products to patients; and
•
other risks and uncertainties, including those listed under the captain “Risk Factors” in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

Our manager of information technology works in conjunction with our third-party managed security service provider to establish and maintain our cybersecurity risk management processes, which are informed by and incorporate elements of recognized industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework. We also leverage our managed security services provider and other third-party consultants, providers, and technologies to support our internal information technology resources to monitor, identify, and address cybersecurity risks, including managing our monitoring and alerting tools and conducting periodic assessments of certain system applications.

Further, as part of our cybersecurity risk management, we have adopted an incident response plan that has been designed to identify and manage significant events that may impact our information technology infrastructure, including those arising from or related to cybersecurity threats.

We conduct periodic risk assessments of our information technology systems as part of our cybersecurity risk management processes and to evaluate the effectiveness of applicable security controls. Our efforts to address cybersecurity risks also include training employees, both from programs provided by our third-party managed security service provider and internal policies and training, which are designed to increase awareness of cybersecurity threats.

We have a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, including through review of applicable certifications and security reports, where available, and contractual requirements, as appropriate.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we do, from time to time, experience threats and communicate security incidents relating to our and our third-party vendors' information systems. For more information please see the section entitled "Risks Related to Cybersecurity and Data Protection" in Item 1A- Risk Factors.

Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are directed by our Chief Financial Officer, in consultation with internal information technology resources, other members of senior management and our third-party security managed service provider. The Chief Financial Officer is responsible for identifying, evaluating, and implementing risk management control and methodologies to address any identified risks, including risks from cybersecurity threats, with advice from our third-party managed security service provider as appropriate.

The Chief Financial Officer periodically provides reports to the technology, quality and regulatory committee of the board of directors regarding information technology and cybersecurity matters and associated risks. The technology, quality and regulatory committee is responsible for reviewing and overseeing the Company's risk management process and strategy, including risks from cybersecurity threats. The technology, quality and regulatory committee periodically reports on cybersecurity risk management to the full board of directors.

Item 2. Properties

Our primary offices are located at 45 Blue Sky Drive in Burlington, Massachusetts, where we have a lease expiring in October 2032 consisting of approximately 28,700 square feet of office, manufacturing and laboratory space, with an additional 7,500 square feet of manufacturing space committed to be leased in June 2025. Additionally, we have offices at 5601 Bridge St. in, Fort Worth, TX, where we have a lease expiring in December 2025 to operate a customer service call center consisting of approximately 2,800 square feet of office space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the United States and Germany.

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

Holders of Record

On March 1, 2025, the closing price per share of our common stock was $5.07 as reported on The NYSE American, and we had approximately 121 stockholders of record (not including beneficial owners whose shares are held in street name).

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing debt agreement precludes us from paying dividends. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

We utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies or delivering to a patient with Medicare Part B, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, if the patient has Medicare Advantage or other commercial insurance, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm a process we call shape capture. In many cases, shape capture is done using a remote measurement kit supplied to the patient. If the patient is covered by Medicare Part B, no pre-authorization is required and we can move directly to taking measurements of the patient's arm. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the VA system for impaired veterans, and over 130 VA facilities have ordered devices for their patients.

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
•
In November 2018, we announced that the CMS had published two new codes (L8701, L8702) that describe our products, pursuant to our application for HCPCS codes which become effective in early 2019. At that time, our products were classified as durable medical equipment rental at that time.
•
In 2019 we transitioned our business to become a direct provider of the MyoPro to patients and bill insurance companies directly.
•
In January 2021, we entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), a medical device manufacturer based in Beijing, China to manufacture and sell our current and future products in greater China, including Hong Kong, Macau and Taiwan. Under the agreement with Ryzur Medical, we own 19.9% of the joint venture company, Jiangxi Myomo Medical Assistive Appliance Co. Ltd. (the "JV Company"), which is obligated to purchase $10.75 million of MyoPro control system units over the next 10 years, subject to receipt of regulatory approvals necessary to permit sales of the product in the greater China territory.
•
In July 2021, we announced that we became accredited as a Medicare provider.
•
In January 2022, we introduced the MyoPro 2+ and began in-house fabrication of the device.
•
On November 1, 2023, CMS issued a final rule that resulted in a change in the benefit category associated with products billed under the HCPCS codes for our products from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule became effective on January 1, 2024.
•
On February 29, 2024, CMS published final payment determinations for the HCPCS codes describing our products which are L8701, for the MyoPro Motion W, and L8702, for the MyoPro Motion G, which became effective on April 1, 2024. These fees were subsequently updated to approximately $34,300 for the Motion W and approximately $67,500 for the Motion G, effective January 1, 2025. These fees are subject to annual inflationary adjustments.

Recent Developments

Equity Offerings

On December 6, 2024, we completed a public offering, selling 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. Net proceeds from the offering are expected to be used to grow revenues in our direct billing channel through additional advertising spending and the addition of clinical, reimbursement and manufacturing headcount to support expected increasing demand, to increase R&D spending in order to accelerate the completion of sustaining and new product development activities, to fund systems and headcount to support growth in the O&P channel, to fund associated working capital requirements and general corporate purposes. On January 19, 2024 we completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3,7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. On August 29, 2023, we completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed a public equity offering, whereby we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, or $0.3249 per pre-funded warrant. Each pre-funded warrant in the above offerings entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. See section titled “Liquidity” for further discussion.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue for most of 2025. Our financial performance in 2024 reflected our ability to be reimbursed by Medicare for providing the MyoPro to their beneficiaries. Our plan for 2025 is to invest in increasing demand and adding capacity to support our direct billing channel, while making investments to increase revenues in the U.S. O&P channel.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

The following table sets forth our revenue, gross profit and gross margin for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2024	2023	$	%
Product revenue	$32,551,199	$17,476,238	$15,074,961	86%
License revenue	-	1,764,920	(1,764,920)	NM
Total revenue	32,551,199	19,241,158	13,310,041	69
Cost of revenue	9,365,856	6,058,775	3,307,081	55
Gross profit	$23,185,343	$13,182,383	$10,002,960	76
Gross margin	71.2%	68.5%		2.7%

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

We expect that our revenues will continue to grow, primarily as a result of investments to grow our direct billing channel and through expected higher revenue from O&P practices both inside and outside of the United States.

Product revenue in 2024 increased by approximately $15.1 million, or 86%, compared to 2023. The product revenue increase was driven primarily by higher direct billing revenues due to a higher average selling price, or ASP, as well as a higher number of revenue units as we were able to serve Medicare Part B beneficiaries in volume in 2024. Including the license revenue received from our joint venture partner in China in 2023, total revenue increased 69%. Revenues generated through the direct billing channel were approximately $25.3 million, or 78% of product revenue in 2024, compared to approximately $12.3 million, or 71%, of product revenue in 2023.

Cost of Revenue and Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting/printing of orthotic parts, fabrication and fitting of our products, inventory reserves, warranty costs and overhead costs allocated to cost to revenue.

Gross margin increased to 71.2% in 2024 compared to 68.5% in 2023. The increase in gross margin was driven primarily by the increase in ASP discussed above and greater absorption of fixed costs into inventory. Excluding the license fees in 2023, gross margin on product sales was 65.3% for the year ended December 31, 2023. The increase in gross margin on product sales, was driven by the aforementioned factors.

We expect our gross margin to vary depending on the mix of channel revenues and timing of reimbursements from certain third-party payers, which impacts revenue recognition.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2024	2023	$	%
Research and development	$4,772,013	$2,636,487	$2,135,526	81%
Selling, clinical, and marketing	12,236,910	9,042,698	3,194,212	35%
General and administrative	12,383,118	9,734,747	2,648,371	27%
Total operating expenses	$29,392,041	$21,413,932	$7,978,109	37%

Research and development

R&D expenses consist of costs for our engineering and research personnel, including salaries, benefits, incentive and stock-based compensation, product development costs, clinical studies and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to accelerate our R&D efforts in 2025 and expect R&D costs to increase on an annual basis.

R&D expenses increased by approximately $2.1 million or 81% in 2024 compared to 2023. The increase during 2024 was driven primarily by higher payroll costs due to higher engineering headcount in 2024 as a result of a larger number of new product development and sustaining engineering projects.

Selling, clinical and marketing

Selling expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect sales and marketing expenses to increase in 2025 as we increase our advertising spending and clinical capacity to grow revenues in our direct billing channel.

Selling, clinical, and marketing expenses increased by approximately $3.2 million or 35% in 2024 compared to 2023. The increase during 2024 was driven primarily by higher advertising spending as well as an increases in clinical and customer service headcount in support of our direct billing channel.

General and administrative

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, incentive and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC and Medicare accreditation, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that general and administrative expenses will increase in 2025 as a result of increasing our reimbursement capacity in order to grow revenue in the direct billing channel.

General and administrative expenses increased by approximately $2.6 million or 27% in 2024 compared to 2023. The increase was primarily due to an increase in headcount in the human resource and reimbursement functions, as well as a higher bonus.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2024	2023	$	%
Interest income, net	$(388,586)	$(410,274)	$21,688	(5)%
Other expense, net	-	785	(785)	(100)
Loss on equity investment	-	169,503	(169,503)	(100)
Total other income	$(388,586)	$(239,986)	$(148,600)	62%

Interest income decreased primarily due to lower average investment balances in 2024. Loss on equity investment represents our share of the losses incurred by the JV Company, which began limited operations in 2023. Our investment in the JV Company was written off during the year ended December 31, 2023.

Income tax expense

Income tax expense recorded during the years ended December 31, 2024 and 2023 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. The increase in income tax expense relates to increased income from Myomo Europe GmbH in 2024 compared to 2023.

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
•
Adjusted EBITDA does not include depreciation expense from fixed assets, or amortization of leasehold improvements;
•
Adjusted EBITDA does not include the impact of stock-based compensation; and
•
Adjusted EBITDA does not include the loss on equity investment in the JV Company.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2024	2023
GAAP net loss	$(6,183,729)	$(8,147,565)
Adjustments to reconcile to Adjusted EBITDA:
Interest income, net	(388,586)	(410,274)
Loss on equity investment	—	169,503
Income taxes	365,617	156,002
Depreciation and amortization expense	205,910	164,306
Stock-based compensation	874,438	1,115,602
Adjusted EBITDA	$(5,126,350)	$(6,952,426)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2024	2023
Cash and cash equivalents	$24,372,373	$6,871,306
Short-term investments	$492,990	$1,994,662
Working capital	22,618,158	8,173,925

We had working capital and stockholders’ equity of approximately $22.6 million and $24.7 million respectively, as of December 31, 2024. We used $3.3 million in cash for operating activities during the year ended December 31, 2024. In the fourth quarter of 2024, the Company generated positive cash flow from operations of $3.4 million, as well as positive free cash flow of $2.5 million.

We have historically funded our operations through financing activities, including raising equity and debt capital. In December 2024, we completed a public equity offering, pursuant to which we sold 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In August 2023, we completed a public equity offering pursuant to which we sold 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share or at $0.5999 per warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, we completed an equity offering under which we sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, generating proceeds after fees and expenses of approximately $5.7 million. In July 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit remains undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $1.0 million based on eligible accounts receivable as of December 31, 2024. We amended the Loan and Security Agreement in February 2025 to provide for, among other changes, a $3 million term loan facility, which is available to be drawn at any time until February 28, 2026. Considering our cash balance and availability under our debt arrangements as of December 31, 2024 and our operating plans discussed below, we believe there will be sufficient cash to fund our operations and capital expenditures for the next 12 months from the date of this report.

Our operating plans are primarily focused on growing revenues in our direct billing channel in 2025, while we work concurrently on growing revenues in the O&P channel. This involves increasing our advertising spending and adding headcount to increase our clinical, reimbursement and manufacturing capacity in order to serve a higher volume of patients in 2025. These investments are expected to result in negative cash flows for at least the first three quarters of 2025.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by statutory health insurance plans in Germany, which could prevent our revenues from growing to the level necessary to return to ash flow breakeven on a sustaining basis. We believe that we have access to capital resources, if necessary, through potential public or private equity offerings, debt financings, or other means. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Cash Flows

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,289,904)	$(6,172,764)
Net cash provided by (used in) investing activities	259,981	(2,029,565)
Net cash provided by financing activities	20,932,429	9,713,457
Effect of foreign exchange rate changes on cash	(26,439)	14,211
Net increase in cash and cash equivalents	$17,876,067	$1,525,339

Operating Activities. The net cash used in operating activities for the year ended December 31, 2024 was primarily used to fund a net loss net approximately $6.2 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.6 million of which approximately $0.9 million is related to non-cash adjustments related to stock-based compensation, and approximately $1.3 million of cash generated from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses and receipt of a tenant improvement allowance for our new headquarters facility in Burlington, MA., partially offset by increases in inventory and accounts receivable.

The net cash used in operating activities for the year ended December 31, 2023 was primarily used to fund a net loss net approximately $8.1 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.7 million of which approximately $1.1 million is related to non-cash adjustments related to stock-based compensation, and approximately $0.3 million of cash generated from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, offset by increases in inventory and accounts receivable.

Investing Activities. During the year ended December 31, 2024 our cash provided by investing activities of $0.3 million was primarily due to a greater amount of maturities compared to purchases of short-term investments, offset by purchases of furniture and fixtures related to the move to our new headquarters facility in December 2024 and demo units for O&P practices as we look to increase revenue from this channel in 2025. Cash used in investing activities in 2023 was primarily for our purchases of short-term investments and purchases of equipment.

Financing Activities. During the year ended December 31, 2024 cash provided by financing activities of approximately $20.9 million was due to net proceeds received from our equity offerings in January and December 2024.

During the year ended December 31, 2023 cash provided by financing activities of approximately $9.7 million was due to net proceeds received from the sale of common stock and pre-funded warrants, net of offering costs.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Materially different results can occur if circumstances change and additional information becomes known. Actual results may differ from these estimates. Refer to Note 2 - Summary of Significant Accounting Policies. Our most critical accounting estimates include

•
The timing and amount of revenue recognition based on assertions and estimates of payments from certain insurance payers
•
The discount rate on leases

Timing and Amount of Revenue Recognition

The timing and amount of revenue recognized is determined based on certain estimates. For revenue derived from patients with Medicare Part B, we determined we had sufficient payment history in order to recognize revenue upon delivery of the device to the patient based on the published fees by CMS. With respect to patients with Medicare Advantage or other commercial insurance, except for a small number of payers, we do not have contracts to establish pricing or provide evidence of an arrangement. As a result, we rely on a history of payments after receiving an insurance authorization, delivery of the device and submission of a claim as evidence of an arrangement. Payment history is also used to estimate how much we expect to be paid upon delivery of our device and submission of an insurance claim, which determines how much revenue we recognize. For other Medicare Advantage and other commercial insurance payers, we have determined that we do not have sufficient collection history with the payer to assert evidence of an arrangement and collectibility. For these payers, revenue is recognized at payment, which is when we can determine how much we will be paid for the device.

Discount Rate on Leases

We estimate the discount rate applied to the lease payments under a lease. The discount rate is based on the interest rate on our line of credit or other inputs in the absence of a debt facility. The discount rate impacts the valuation of the lease asset and liability, as well as the periodic amortization of right of use assets in the statement of operations.

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements, Codification Amendments in Response to the SECs Disclosure Update and Simplification Initiative”, that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentatioTn from its existing regulations by June 30, 2027. We currently comply with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07 “Segmented Reporting - Improvements to Reportable Segment Disclosures”. ASU 2023-07 focuses on the requirements to disclose its significant segment expense categories and amounts for each reportable segment. ASU 2023-07 became effective with the calendar year 2024 year-end financial statements. We have adopted these new standards, which did not have a material impact on our financial position and results of operations.

In December 2023, the FASB issued ASU 2023-09, “Accounting standards update, Income Taxes (Topic 740: Improvements to Income Tax Disclosures”. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. This amendment in the ASU will become effective for public companies as of December, 15 2024 and effective to all other companies one year later. We will adopt these standards when they become effective, which did not have a material impact on our financial position and results of operations.

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash, restricted cash, and cash equivalents, totaling approximately $24.7 million as of December 31, 2024, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by the bank in overnight money market funds that invest in short-term government or government backed securities. Any short-term investments are only in high-quality instruments with maturities of nine months or less. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date at the reasonable assurance level due to the material weakness in the design of effective information technology general controls over our enterprise reporting system described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness related to a lack of design and maintenance of effective information technology general controls due to privileged access rights for two individuals, lack of formal processes for user provisioning, periodic user access review and change management for financial reporting system and lack of formal reviews of key third party service provider SOC reports. The deficiencies could allow for inappropriate financial transactions to be recorded that would not be detected by our other manual controls, rendering them ineffective. This material weakness did not result in any identified misstatements to our financial statements.

Notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this

Annual Report on Form 10-K. Marcum LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report on Form 10-K.

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the Audit Committee of the Board of Directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, the Company intends to remediate the material weakness in internal control over financial reporting by formalizing our process and review of user provisioning to enable only the appropriate personnel to have access, including giving rights to provision access to our financial reporting system to an individual outside our finance organization, and formalizing change management processes and review of key third party service provider SOC reports.

We believe that these actions, when fully implemented, will remediate the material weakness. However, the material weakness will not be considered fully remediated until the design of these controls are determined to operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, and as a result of the material weakness described above, we believe that as of December 31, 2024, our internal control over financial reporting was not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except for the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024.

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

(3)
Exhibits

Exhibit No.	Exhibit Description

3.1	Eighth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 2.3 contained in the Registrant’s Form 1-A filed on January 6, 2017).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.4 contained in the Registrant’s Form 1-A filed on January 6, 2017).

3.3

Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on January 30, 2020 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on January 30, 2020).

3.4

Second certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on June 10, 2021 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on June 15, 2021).

4.1	Form of Investor Warrant in connection with the Company’s February 2020 public offering (Incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on February 12, 2020).

4.2	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.1 in the Registrant’s Form 8-K filed on February 8, 2019).

4.3	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 13, 2022).

4.4	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on August 28, 2023).

4.5	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 17, 2024).

4.6

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 in the Registrant’s Form 10-K filed on March 13, 2020).

10.1+	2004 Stock Option and Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.1 contained in the Registrant’s Form 1-A filed on January 6, 2017).

10.2+	2014 Stock Option and Grant Plan and form of award agreements (Incorporated by reference to Exhibit 6.2 contained in the Registrant’s Form 1-A filed on January 6, 2017).

10.3+	2016 Equity Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 10-K filed on March 12, 2018).

10.4+	Amendment No. 2 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 contained in the Registrant’s Form S-8 filed on June 28, 2023).

10.5+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017).

10.6+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and David Henry (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on April 28, 2021).

10.7+

Executive Employment Agreement, dated April 22, 2021, by and between the Company and Micah Mitchell (Incorporated by reference to Exhibit 10.3 contained in the Registrant’s Form 8-K filed on April 28, 2021).

10.8+*	Employment Agreement dated December 13, 2023 by and between the Company and Paul R Gudonis.

10.9+

Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and David Henry (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on February 22, 2024).

10.10+*	Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and Micah Mitchell.

10.11+

Amended and Restated Change of Control and Severance Agreement dated February 21, 2024 by and between Myomo, Inc. and Harry Kovelman (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on February 22, 2024).

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

10.15

Trademark License Agreement by and between Myomo, Inc. and Jiangxi Myomo Medical Assistive Appliance Co., Ltd., dated December 29, 2021. (Incorporated by reference to Exhibit 10.29 contained in the Registrant's Annual Report on Form 10-K dated March 11, 2022).

10.16

Form of Securities Purchase Agreement between Myomo, Inc. and investors identified on the signatures thereto dated January 13, 2023. (Incorporated by reference to Exhibit 10.1 in the Registrant's From 8-K filed on January 13, 2023).

10.17

Form of Securities Purchase Agreement between Myomo, Inc, and investors identified on the signatures thereto dated January 16, 2024. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed on January 17, 2024).

10.18

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 11, 2023. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 13, 2023).

10.19

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated August 24, 2023. (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on August 28, 2023).

10.20

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 16, 2024. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 17, 2024).

10.21

Loan and Security Agreement, dated July 11, 2024, between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on July 15, 2024)

10.22

Lease Agreement, dated August 9, 2024, by and between the Registrant and NDB Property Owner 1. L.P. (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on August 13, 2024)

10.23

First Amendment to Loan and Security Agreement, dated February 18, 2025, between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on February 20, 2025).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+*	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 contained in the Registrant's Form 10-K filed on March 8, 2024).

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

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

Myomo, Inc.,
Date: March 10, 2025	By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2025

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2025

/s/ Amy Knapp Amy Knapp	Director	March 10, 2025

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 10, 2025

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 10, 2025

/s/ Milton M. Morris Milton M. Morris	Director	March 10, 2025

/s/ Heather Getz	Director	March 10, 2025
Heather Getz

/s/ Yitzchak Jacobovitz	Director	March 10, 2025
Yitzchak Jacobovitz

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myomo, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 10, 2025

MYOMO, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$24,372,373	$6,871,306
Short-term investments	492,990	1,994,662
Accounts receivable, net	3,825,291	2,382,658
Inventories, net	3,165,965	1,803,507
Prepaid expenses and other current assets	933,377	598,850
Total Current Assets	32,789,996	13,650,983
Restricted Cash	375,000	—
Equipment, net	1,330,008	175,794
Operating lease assets with right-of-use, net	7,584,663	663,554
Other Assets	164,412	91,237
Total Assets	$42,244,079	$14,581,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	9,021,817	4,885,944
Current operating lease liability	748,021	486,143
Income taxes payable	318,885	96,461
Deferred revenue	83,115	8,510
Total Current Liabilities	10,171,838	5,477,058
Non-current operating lease liability, net of current portion	7,358,184	115,160
Total Liabilities	17,530,022	5,592,218
Commitments and Contingencies - Note 10	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share 65,000,000 shares authorized; 34,378,297 and 27,135,061 shares issued as of December 31, 2024 and 2023, respectively, and 34,378,270 and 27,135,034 shares outstanding as of December 31, 2024 and 2023, respectively.	3,439	2,715
Additional paid-in capital	127,846,026	105,840,239
Accumulated other comprehensive (loss) income	(14,406)	83,669
Accumulated deficit	(103,114,538)	(96,930,809)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	24,714,057	8,989,350
Total Liabilities and Stockholders’ Equity	$42,244,079	$14,581,568

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2024	2023
Revenue
Product Revenue	$32,551,199	$17,476,238
License Revenue	-	1,764,920
	32,551,199	19,241,158

Cost of revenue	9,365,856	6,058,775
Gross profit	23,185,343	13,182,383
Operating expenses:
Research and development	4,772,013	2,636,487
Selling, clinical, and marketing	12,236,910	9,042,698
General and administrative	12,383,118	9,734,747
	29,392,041	21,413,932
Loss from operations	(6,206,698)	(8,231,549)
Other expense (income)
Interest income, net	(388,586)	(410,274)
Other expense, net	—	785
Loss on equity investment	—	169,503
	(388,586)	(239,986)
Loss before income taxes	(5,818,112)	(7,991,563)
Income tax expense	365,617	156,002
Net loss	$(6,183,729)	$(8,147,565)

Weighted average number of common shares outstanding:
Basic and diluted	37,758,837	29,499,341
Net loss per share available to common stockholders:
Basic and diluted	$(0.16)	$(0.28)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2024	2023
Net loss	$(6,183,729)	$(8,147,565)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(97,910)	41,199
Unrealized loss on short-term investments	(165)	(757)
Total other comprehensive (loss) income	(98,075)	40,442
Comprehensive loss	$(6,281,804)	$(8,107,123)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

			Additional					Total
	Common stock		paid-in	Comprehensive	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	Equity
Balance, January 1, 2022	7,750,635	775	95,105,071	43,227	(88,783,244)	27	(6,464)	6,359,365
Common stock issued in public offerings (net of offering costs $996,269)	18,582,408	1,858	6,529,824	—	—	—	—	6,531,682
Proceeds from sale of 8,750,926 pre-funded warrants (net of offering costs $273,236)			3,097,940	—	—	—	—	3,097,940
Common stock issued upon vesting of restricted stock units, net of 16,744 shares withheld for taxes	322,611	34	(8,150)	—	—	—	—	(8,116)
Exercise of prefunded warrants	479,407	48	(48)	—	—	—	—	—
Stock-based compensation	—	—	1,115,602	—	—	—	—	1,115,602
Unrealized gain on foreign currency	—	—	—	41,199	—	—	—	41,199
Unrealized loss on short-term investments	—	—	—	(757)	—	—	—	(757)
Net Loss	—	—	—	—	(8,147,565)	—	—	(8,147,565)
Balance, December 31, 2023	27,135,061	2,715	105,840,239	83,669	(96,930,809)	27	(6,464)	8,989,350
Common stock issued in registered direct equity offering January 2024 and public offering December 2024 (net of offering costs of $2,027,237)	4,804,218	480	20,368,311	—	—	—	—	20,368,791
Issuance of pre-funded warrants in registered direct equity offering January 2024 (net of offering costs of $90,814)			763,138	—	—	—	—	763,138
Common stock issued upon vesting of restricted stock units	1,004,288	100	(100)	—	—	—	—	—
Exercise of prefunded warrants	1,434,730	143	-	—	—	—	—	143
Stock-based compensation	—	—	874,438	—	—	—	—	874,438
Unrealized loss on foreign currency	—	—	—	(97,910)	—	—	—	(97,910)
Unrealized loss on short-term investments	—	—	—	(165)	—	—	—	(165)
Net Loss	—	—	—	—	(6,183,729)	—	—	(6,183,729)
Balance, December 31, 2024	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,183,729)	$(8,147,565)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	205,910	164,306
Stock-based compensation	874,438	1,115,602
Accretion of discount on short-term investments	(118,598)	(110,788)
Credit losses	43,657	28,401
Loss on equity investment	—	169,503
Amortization of deferred debt origination cost	41,552	—
Amortization of right-of-use assets	571,061	353,375
Other non-cash changes	16,020	(38,809)
Changes in operating assets and liabilities:
Accounts receivable	(1,559,604)	(495,599)
Inventories	(1,395,042)	(384,781)
Prepaid expenses and other current assets	(887,525)	(115,523)
Other assets	84,773	19,797
Accounts payable and accrued expenses	4,693,127	1,790,133
Operating lease liabilities	(503,543)	(460,790)
Deferred revenue	74,604	(12,642)
Income tax payable	236,721	(47,384)
Tenant improvement allowance	516,274	—
Net cash used in operating activities	(3,289,904)	(6,172,764)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(1,360,125)	(145,816)
Maturities of short-term investments	7,595,673	4,000,000
Purchases of short-term investments	(5,975,567)	(5,883,749)
Net cash provided by (used in) investing activities	259,981	(2,029,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt origination costs	(199,500)	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholding	—	(8,116)
Proceeds from sale of pre-funded warrants, net of offering costs	763,138	—
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	20,368,791	9,721,573
Net cash provided by financing activities	20,932,429	9,713,457

Effect of foreign exchange rate changes on cash	(26,439)	14,211

Net increase in cash and cash equivalents	17,876,067	1,525,339

Cash and cash equivalents beginning of year	6,871,306	5,345,967

Cash, cash equivalents and restricted cash end of year	$24,747,373	$6,871,306
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$—	$—
Non-cash financing and investing activities
Right of use assets obtained in exchange for lease obligations	$7,492,170	$508,186
Deferred offering costs incurred in a prior period to additional paid in capital	$—	$(91,952)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the Company”) is a wearable medical robotics company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the Food and Drug Administration as a Class II medical device. The Company provides the device to patients and bills their insurance companies directly, sometimes utilizing the clinical services of orthotics and prosthetics (“O&P”) providers for which they are paid a fee. The Company sells the product to O&P providers around the world and the Veterans Health Administration (“VA”). The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Burlington, Massachusetts.

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 75,000,000 shares of stock, consisting of 65,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

Liquidity

The Company incurred net losses of approximately $6.2 million and $8.1 million during the years ended December 31, 2024 and 2023, respectively, and has an accumulated deficit of approximately $103.1 million and $96.9 million at December 31, 2024 and 2023, respectively. Cash used in operating activities was approximately $3.3 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively.

The Company has historically funded its operations through financing activities, including raising equity and debt capital. On January 19, 2024, the Company completed a registered direct equity offering, pursuant to which it sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. On August 29, 2023, The Company completed a public equity offering, selling 5,413,334 shares of common stock and 1,920,000 pre-funded warrants at $0.60 per share, or at $0.5999 per pre-funded warrant, generating proceeds after fees and expenses of approximately $3.9 million. In January 2023, the Company completed a public equity offering pursuant to which it sold 13,169,074 shares of common stock and 6,830,926 pre-funded warrants at $0.325 per share, or $0.3249 per pre-funded warrant, generating proceeds after fees and expenses of approximately $5.7 million. (See Note 8 - Common Stock for further discussion regarding the equity offerings.) These financing activities have enabled the Company to sustain its operations.

The Company's balance of cash, cash equivalents and short-term investments was $24.9 million as of December 31, 2024. On December 6, 2024, we completed a public equity offering, selling 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit remains undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $1.0 million based on eligible accounts receivable as of December 31, 2024. In February 2025, the Company entered into an amendment to the Loan and Security Agreement, which among other changes, provides for a $3 million term loan facility which is available to be drawn at any time before February 28, 2026. See Note 14- Subsequent Events for further discussion.

Management's operating plans are primarily focused on growing revenues in its direct billing channel, while working to grow revenues in its O&P channel. These plans include increasing advertising spending and adding headcount to support growth in its clinical, reimbursement and manufacturing capacity in order to serve a higher volume of patients in 2025. These investments are expected to result in negative cash flows for at least the first three quarters of 2025. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, or other means. Debt financing may contain other terms that are not favorable to the Company or its stockholders.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders, if any. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the year ending December 31, 2024. There were no reclassifications in the year ending December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include assertion of collectability with payers where we have no contracts as it relates to timing of revenue recognition and discount rate of leases.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2024 and 2023.

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the consolidated balance sheets at fair value. Short-term investments as of December 31, 2024 and 2023 consist of U.S. Treasury Bills, which are classified as held-maturity, agency bonds and commercial paper totaling approximately $493,000 and $1,994,700 respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive (loss) income on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to cost of goods sold.

Our cash balances as of December 31, 2024 and 2023 consist of the following:

	2024	2023
Cash and cash equivalents	$24,372,373	$6,871,306
Restricted cash	375,000	—
Total cash, cash equivalents, and restricted cash	$24,747,373	$6,871,306

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for credit losses accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2024 and 2023, the Company recorded an allowance for credit losses of approximately $43,700 and approximately $28,400, respectively.

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

Demonstration units are provided by the Company to certain O&P providers, certain VA hospitals and to its internal clinical and sales personnel for marketing and patient evaluation purposes. These units are manufactured by the Company and are capitalized as equipment on the Company’s consolidated balance sheet.

Prototype and validation units are provided to research and development staff to use in their development process and to end users who are provided units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expense. During the year ended December 31, 2023 the Company charged to operations approximately $36,700 for these units.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2024 and 2023.

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

Joint Venture

On March 28, 2022, the Company invested cash consideration of $199,000 for a 19.9% ownership stake in Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”), a company headquartered in China that is majority-owned by Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”). In addition, the Company and the JV Company entered into a ten-year agreement to license the Company's intellectual property, including recently issued patents in China and Hong Kong, and purchase MyoPro Control System units from us. The JV Company will manufacture and sell the Company’s current and future products in greater China, including Hong Kong, Macau and Taiwan, and has begun limited operations. The Company accounts for its investment in the JV Company under the equity method because the Company exerts significant influence over its management. The investment was included in total assets on the consolidated balance sheet. As a result of recording its share of losses in the JV Company, the investment was written off as of December 31, 2023. The Company records its share of the JV Company’s earnings in its consolidated statement of operations in other expense (income). The Company will resume recording its share of losses of the JV Company to the extent there are other assets on the consolidated balance sheet from the JV Company. The Company recorded a loss on equity investment of approximately $169,500 for the year ended December 31, 2023.

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

For revenue derived from patients with Medicare Part B, the Company recognizes revenue upon delivery of the device to the patient based on the published fees by the Centers for Medicare & Medicaid Services ("CMS"). With respect to patients with Medicare Advantage or other commercial insurance, for payers where the Company either has a contract or in the absence of a contract, has demonstrated sufficient payment history, the Company will recognize revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. During 2024 and 2023, the Company made such a determination for certain insurers. These insurers represented approximately 25% and 66% of direct billing channel revenue in 2024 and 2023, respectively. In cases where the Company is the direct provider and it does not have sufficient collection history with the payer, the Company recognizes revenue when payment is received, as then all of the revenue recognition criteria have been met.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis. During the years ended December 31, 2024 and 2023, the Company recognized revenue of approximately $1,140,800 and $1,554,800, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

For revenues derived from O&P providers in the U.S. and internationally and the VA, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable.

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

On January 21, 2021, the Company entered into a Technology License Agreement (the “Agreement”) with the JV Company. Under the Agreement, the Company is entitled to receive an upfront license fee of $2.7 million, which has been paid in full, with the final payment amount recognized as licensee revenue during the year ended December 31, 2023. In addition, the Company is entitled to receive a guaranteed minimum payment for purchase of MyoPro Control Units for a period of ten years from the effective date of the Agreement. The Company will recognize revenue on these amounts upon invoicing to the JV Company so long as collectability is deemed to be assured.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $83,100 and $8,500 of deferred revenue as of December 31, 2024 and 2023, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	2024	2023
Clinical/medical providers	$7,224,243	$5,128,864
Direct-to-patient	25,326,956	12,347,374
License revenue	-	1,764,920
Total revenue from contracts with customers	$32,551,199	$19,241,158

Geographic Data

The Company generated 86% of its revenue from the United States, 13% from Germany and 1% from other international locations for the year ended December 31, 2024. The Company generated 73% of its revenue from the United States, 16% from Germany, 10% from China and 1% from other international locations for the year ended December 31, 2023.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from certain third-party payers, which triggers revenue recognition. For the years ended December 31, 2024 and December 31, 2023, the Company recorded cost of goods sold of approximately $216,400 and $65,200, respectively, without corresponding revenue. The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.

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

The Company files income tax returns in federal, state and foreign jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2021. Currently, there are no income tax audits in process. To the extent the Company has tax attribute carryforwards the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state of foreign tax authorities to the extent utilized in a future period.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive (loss)/gain. The Company recorded a comprehensive loss of approximately $98,000 and comprehensive income of approximately $41,200 during the years ended December 31, 2024 and 2023, respectively, which are included in accumulated other comprehensive (loss) income in the consolidated balance sheets. Transactional foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of sales, in the consolidated statement of operations. Such amounts were immaterial for the years ended December 31, 2024 and 2023. The balance sheet is translated using the spot date on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2024 and 2023, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2024 and 2023 consist of:

	2024	2023
Options	23,194	24,529
Warrants	668,250	668,250
Restricted stock units	1,218,792	1,501,659
Total	1,910,236	2,194,438

Due to their nominal exercise price of $0.0001 per share, a total of 7,061,519 and 8,271,519 outstanding pre-funded warrants as of December 31, 2024 and 2023, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023 and August 2023, respectively.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $3,484,800 and $3,216,100 in 2024 and 2023, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs primarily consist of salaries and benefits, prototyping materials, facility and overhead costs, and outsourced research activities.

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

In November 2023, the FASB issued ASU 2023-07 “Segmented Reporting - Improvements to Reportable Segment Disclosures”. ASU 2023-07 focuses on the requirements to disclose its significant segment expense categories and amounts for each reportable segment. ASU 2023-07 and became effective for the calendar year 2024 year-end financial statements. The Company has adopted these new standards, which did not have a material impact on its financial position and results of operations.

In December 2023, the FASB issued ASU 2023-09, “Accounting standards update, Income Taxes (Topic 740: Improvements to Income Tax Disclosures”. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. This amendment in the ASU became effective for public companies as of

December, 15 2024 and will be effective for all other companies one year later. The Company will adopt these new standards when they become effective, which we do not believe will have a material impact on its financial position and results of operations.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes of the financial statements.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2024	2023
Finished goods	$1,289,368	$321,484
Work in Process	60,731	6,589
Parts and subassemblies	1,815,866	1,475,434
Inventories, net	$3,165,965	$1,803,507

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2024	2023
Computer equipment	$541,047	$318,559
Sales demonstration units	708,351	278,710
R&D tools and molds	141,484	52,644
Leasehold improvements	362,687	254,043
Furniture and fixtures	571,348	60,837
	2,324,917	964,793
Less: accumulated depreciation	(994,909)	(788,999)
Equipment, net	$1,330,008	$175,794

Depreciation expense was approximately $205,900 and $164,300 for the years ended December 31, 2024 and 2023, respectively.

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

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the consolidated balance sheets at fair value. Short-term investments as of December 31, 2024 and 2023 consisted of U.S. Treasury Bills, which are classified as held-maturity, agency bonds and commercial paper totaling approximately $493,000 and $1,994,700, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to cost of goods sold.

Cash equivalents, which are measured at fair value, were as follows At December 31, 2024:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024 Total
Money market funds	$23,334,374	—	—	$23,334,374
Commercial paper	—	—	—	—
Short-term investments	—	$492,990	—	$492,990

Cash equivalents and short-term investments, which are measured at fair value, were as follows at December 31, 2023:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023 Total
Money market funds	$4,893,387	—	—	$4,893,387
Commercial paper	—	$746,762	—	$746,762
Short-term investments	—	$1,994,662	—	$1,994,662

Note 6 – Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at December 31:

	2024	2023
Trade payables	$1,169,901	$1,073,405
Accrued compensation and benefits	5,009,385	1,964,487
Accrued professional services	54,257	52,202
Warranty reserve	129,615	231,108
Customer deposits	2,194,804	1,114,979
Accrued insurance	128,556	—
Other	335,299	449,763
	$9,021,817	$4,885,944

Note 7 — Line of Credit

On July 11, 2024 (the “Effective Date”), the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank.

The Loan Agreement provides for a revolving line of credit whereby the Company may borrow up to $4,000,000 (the “Revolving Line”), which Revolving Line may be increased to $5,500,000 at Silicon Valley Bank’s sole discretion upon the occurrence of certain events. Amounts advanced by Silicon Valley Bank are based on 80% of “eligible accounts”, which includes all receivables in the United States, reduced by aged amounts and customers and insurance payers with concentrations in excess of defined limits, among other deductions. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period plus one-half percent (0.50%). The Revolving Line is secured on a first priority basis by all of Company’s assets other than intellectual property and certain customary exceptions. Any newly formed or acquired subsidiary of the Company or any guarantor under the Loan Agreement, will either join the Loan Agreement as a co-borrower or become a guarantor under the Loan Agreement, as determined by Silicon Valley Bank in its sole discretion. The Company intends to use the Revolving Line for working capital and general business purposes.

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

The Company recorded approximately $199,500 in debt origination costs during the year ended December 31, 2024 in conjunction with entering into the Loan Agreement, which includes the commitment fee and the Anniversary Fee. The Company capitalized the debt origination costs and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. As of December 31, 2024, the balance of debt origination costs was approximately $158,000, which is included in other long-term assets on the consolidated balance sheet. The Company amortized $41,600 of debt origination costs to interest expense during the year ended December 31, 2024.

Approximately $1.0 million was available to be drawn under the Loan Agreement based on eligible accounts receivable as of December 31, 2024. No amounts were drawn under the Loan Agreement as of December 31, 2024.

On February 18, 2025, the Company entered into an amendment to the Loan Agreement. See Note 14 - Subsequent Events.

Note 8 — Common Stock

On December 6, 2024, the Company completed a public equity offering, selling 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million.

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

No shares of common stock were issued through the exercise of stock options during the years ended December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, the Company issued 1,004,288 and 339,355 shares of common stock, respectively, upon the vesting of restricted stock units.

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

On January 1, 2024 and 2023, the number of shares reserved and available for issuance under the 2018 Plan increased by 1,085,401 and 310,024 shares, respectively. At December 31, 2024, there were 484,470 shares available for future grant under the 2018 Plan.

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

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2024 and 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2023	29,605	$40.58	6.52	$587
Forfeited or cancelled	(3,139)	$17.58
Exercised	(1,937)	$69.61
Balance at December 31, 2023	24,529	$41.79	5.53	$7,468
Forfeited or cancelled	(1,283)	$11.94
Expired	(52)	$(0.05)
Balance at December 31, 2024	23,194	$42.98	4.41	$15,660
Options exercisable at December 31, 2023	20,229	$54.96	5.67	$587
Options exercisable at December 31, 2024	21,758	$45.13	4.26	$15,660

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2024 and 2023, respectively. There were no stock options granted during the years ended December 31, 2024 and 2023, respectively.

Restricted Stock Units

Restricted stock unit “RSU” activity for the years ended December 31, 2024 and 2023 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2023	454,447	$5.06	2.27
Awarded	1,450,445	0.57
Vested	(339,409)	2.37
Canceled	(63,824)	4.51
Outstanding as of December 31, 2023	1,501,659	5.06	1.44
Awarded	780,390	3.41
Vested	(1,004,204)	1.41
Canceled	(59,053)	12.66
Outstanding as of December 31, 2024	1,218,792	$2.29	2.34

In 2024 and 2023, the Company granted an aggregate of 780,390 and 1,450,445 RSUs to employees, respectively, of which 303,000 and 608,000 RSUs were granted to executive officers, respectively, which vest over a period of three years and two years, respectively. In 2024 and 2023, the Company granted 60,170 and 239,952 RSUs respectively, to independent members of the board of directors, which vest in four equal quarterly installments.

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

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and time-based and performance-based restricted stock units to employees and directors, and restricted stock units to employees in the consolidated statements of operations as follows:

	2024	2023
Cost of goods sold	$60,103	$91,604
Research and development	94,088	(4,488)
Selling, clinical, and marketing	149,049	194,540
General and administrative	571,198	833,946
Total	$874,438	$1,115,602

As of December 31, 2024, there was approximately $5,800 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 0.6 years.

As of December 31, 2024, there was approximately $2,226,000 of unrecognized compensation cost related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.3 years.

Note 10 — Warrants

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2024 and 2023:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2023	680,363	680,363	8.30	8.30
Issued	8,750,926	8,750,926	—	—
Expired	(12,113)	(12,113)	0.53	0.53
Exercised	(479,407)	(479,407)	—	—
Balance, Dec 31, 2023	8,939,769	8,939,769	0.56	0.56
Issued	224,730	224,730	—	—
Expired	—	—	—	—
Exercised	(1,434,730)	(1,434,730)	—	—
Balance, Dec 31, 2024	7,729,769	7,729,769	$0.65	$0.65

Due to their nominal exercise price of $0.0001 per share, a total of 7,061,519 and 8,271,519 outstanding pre-funded warrants as of December 31, 2024 and 2023, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2024, August 2023 and January 2023, respectively. A total of 1,434,730 and 479,407 pre-funded warrants were exercised during the years ended December 31, 2024 and 2023, respectively. The pre-funded warrants have no maturity date. The weighted average remaining contractual life of warrants outstanding and exercisable, excluding pre-funded warrants at December 31, 2024 was 0.1 years.

Note 11 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During 2022, a former employee that was terminated in 2021 brought an age discrimination claim against the Company. During the fourth quarter of 2023, the Company settled the claim with its former employee. At that time, the Company deemed it probable that its insurance company will pay its share of the claim. As a result of this assumed gain contingency, the Company reduced its accrual to an amount that is not expected to be covered by insurance, and recorded a liability of approximately $55,000 for severance and legal expenses as of December 31, 2023. The Company and its insurer paid their respective amounts due under the settlement during the year ended December 31, 2024. There is no other material litigation against the Company at this time.

Operating Leases

The Company had a lease agreement for its corporate headquarters in Boston, Massachusetts, which expired in January 2025 and has a lease agreement for office space in Fort Worth, TX. which expires in December 2025. In August 2024, the Company entered into a lease agreement for a new corporate headquarters and manufacturing facility in Burlington, Massachusetts. The Company began relocating operations in December 2024 and completed the move in January 2025. The term of the lease is 88 months following the rent commencement date, which will be May 11, 2025. The Company has the option to extend the new lease for an additional five years, subject to certain conditions being satisfied. Under the new lease, the Company provided a security deposit to the landlord in the form of a letter of credit for $375,000. The Company has collateralized the letter of credit with cash in a separate bank account, which is accounted for as long-term restricted cash on the consolidated balance sheet. Termination options are either not included, or have expired, for the Company’s other existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2024, operating lease assets were approximately $7,584,700 and operating lease liabilities were approximately $8,106,200, which includes a liability for a tenant improvement allowance paid to the Company by the landlord for approximately $516,300 as of December 31, 2024, which will be amortized on a straight-line basis and recorded as a reduction to rental expense over the term of the rental payments. The maturity of the Company's operating lease liabilities as of December 31, 2024, were as follows:

As of December 31, 2024
2025	680,341
2026	1,168,752
2027	1,522,500
2028	1,584,678
Thereafter	6,511,404
Total future minimum lease payments	11,467,675
Less imputed interest	3,361,470
Total operating lease liabilities	$8,106,205
Included in the consolidated balance sheet:
Current operating lease liabilities	$748,021
Non-current operating lease liabilities	7,358,184
Total operating lease liabilities	$8,106,205

For the twelve months ended December 31, 2024, the total lease cost comprised of the following amounts:

	Years ended December 31,
	2024	2023
Operating lease expense	639,829	454,040
Short-term lease expense	6,420	3,989
Total lease expense	$646,249	$458,029

The Company paid cash of approximately $582,700 and $550,600 for its operating leases for the years ended December 31, 2024 and 2023, respectively.

The following summarizes additional information related to operating leases:

	As of December 31
	2024	2023
Weighted-average remaining lease term	7.8	1.2
Weighted-average discount rate	8.6%	23.3%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Licensing Agreement

During 2006, the Company entered into an exclusive licensing agreement (the “MIT License”) with Massachusetts Institute of Technology (“MIT”) for access to certain patent rights that require the payment of royalties, which vary based on the level of the Company’s net sales and whether the customer is located in the United.States, or in an international location. As part of the agreement, the Company was required to pay to MIT a nonrefundable annual license maintenance fee which could have been credited to any royalty amounts due in that same year. The MIT license expired in November 2023. The royalty charge for the year ended December 31, 2023 was approximately $244,900, and is included as a component of cost of revenue in the consolidated statement of operations.

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

Changes in warranty liability were as follows:

	2024	2023
Accrued warranty liability, beginning of year	$231,108	$234,647
Accrual provided for warranties issued during the period	25,244	71,797
Adjustments to prior accruals	—	—
Actual warranty expenditures	(126,737)	(75,337)
Accrued warranty liability, end of year	$129,615	$231,108

Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company attempts to maintain its operating cash within federally insured limits. Its cash equivalents, including money market funds, are invested in instruments that are off the balance sheets of its operating banks. Its short term investments are held in high quality instruments issued by large companies, government agencies and U.S. Treasury Bills. Its cash equivalents and short-term investments, to the extent that there are balances in excess of federally insured limits, are with major financial institutions that management believes are financially sound and have minimum credit risk. The Company has not experienced any losses in such accounts and believes credit risks related to its cash, cash equivalents and short-term investments are limited based upon the creditworthiness of the financial institutions holding these funds.

Supplier Finance Program Obligations

The Company finances its directors and officers insurance policy, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2023, the Company completed its payment obligation associated with its 2022-2023 policy and entered into a new policy covering the twelve-month period ending June 2024. Under this financing arrangement, the Company made a down payment of approximately $29,000 during the three months ended June 30, 2023 and made nine equal monthly payments of approximately $27,000, starting in July 2023. During the year ended December 31, 2024, the Company completed its payment obligation associated with its 2023-2024 policy and entered into a new policy covering the twelve-month period ending June 2025. Under this new financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and is making nine equal monthly payments of approximately $39,000, starting in July 2024. Changes in the Company's supplier finance obligations were as follows:

For the Twelve Months Ended December 31,	2024	2023
Balance January 1	$142,217	$56,603
Increase	417,763	534,325
Expensed	(378,724)	(448,711)
Balance December 31,	$181,256	$142,217

Note 12 — Income Taxes

Income (loss) before provision for income taxes was as follows:

	2024	2023
United States	$(6,824,771)	$(8,716,750)
Foreign	$1,006,659	$725,187
Loss before income taxes	$(5,818,112)	$(7,991,563)

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 consists of the following:

	2024	2023
U.S. federal
Current	$—	$—
Deferred	(1,901,754)	2,762,774
State and local
Current	—	—
Deferred	(635,744)	3,278,803
Foreign
Current	365,616	156,002
Deferred	—	—
	(2,171,882)	6,197,579
Change in valuation allowance	2,537,499	(6,041,578)
Income tax provision	$365,617	$156,002

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.96%	(38.19)%
State rate change and other	1.89%	(2.16)%
NOLs' to expire unutilized due to 382 limitation	0.00%	(51.74)%
Foreign tax rate differential	(1.57)%	(0.82)%
Other permanent items	10.04%	(5.63)%
Prior year taxes	0.00%	(0.02)%
Change in valuation allowance	(43.61)%	75.60%
Effective rate	(6.28)%	(1.95)%

The significant components of the Company’s deferred tax assets are as follows:

	2024	2023
Net operating loss carryover	$12,300,344	$11,744,294
Tax credits	534,876	130,722
Research and Experimental cost capitalization	1,850,075	1,027,243
Stock-based compensation	793,031	890,334
Other	3,335,205	610,069
Total deferred tax asset	18,813,531	14,402,661
Less: valuation allowance	(16,940,159)	(14,402,661)
Deferred tax asset, net of valuation allowance	$1,873,372	$—
Right of Use Asset	(1,873,372)	$—
Total deferred tax liablitiies	(1,873,372)	$—
Net deferred tax asset (liability)	$—	$—

As of December 31, 2024 and 2023, the Company had approximately $79,060,000 and $77,360,000 of Federal NOLs and $63,502,000 and $61,239,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of approximately $6,425,000, if not utilized, begin expiring in the year 2026. The Federal NOLs incurred after 2017 of approximately $52,635,000 have an indefinite carryforward period. The state NOL's if not utilized begin to expire in to expire in 2025 through 2045.

Additionally, the Company has U.S. federal and state research and development tax credits of $662,000 and $263,000, respectively, which will begin to expire in the year 2026 and 2033, respectively.

NOL carryforwards may face limitations caused by changes in ownership under Section 382 of the Internal Revenue Code. During 2023, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. The annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of these ownership changes, the Company is limited to an approximately $64,000 annual limitation on its ability to utilize pre-change NOLs during the carryforward period and has determined that approximately $20,000,000 and $48,000,000 of the Company’s pre-change Federal and State NOLs, respectively, will expire unutilized. As of the issuance date of these financials, the Company has not undertaken a study to determine if its equity offerings in August 2023, January 2024 and December 2024 constituted ownership changes under Section 382.

ASC 740 , “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, the change in valuation allowance was a increase of approximately $2,540,000 and a decrease of ($6,042,000), respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the consolidated statement of operations as of December 31, 2024 and 2023, respectively. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2021. To the extent the Company has tax attribute carryforwards the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state of foreign tax authorities to the extent utilized in a future period.

There were no accrued interest and penalties at December 31, 2024 and 2023, respectively.

Note 13 — Segment Reporting and Major Customers

Segment Reporting

ACS 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about products, business segments, and major customers in financial statements. The Company conducts its business in one operating segment, and sells products in one family, which are versions of the MyoPro. While the Company has several sales channels and operates in different geographies, the Chief Executive Officer, who is the Company's chief operating decision-maker, and is responsible for allocating resources and assessing the performance of the Company, manages the Company's business on a consolidated basis, focusing on revenue, gross margin, certain operating expenses, loss from operations, other expenses (income), Income Tax, and Net loss. The Chief Executive Officer reviews the consolidated balance sheet with relation to consolidated Assets. The Chief Executive Officer does not review any additional or more disaggregated level.

For the years ended December 31,	2024	2023
Revenue
Product Revenue	$32,551,199	$17,476,238
License Revenue	—	1,764,920
	32,551,199	19,241,158

Cost of revenue	9,365,856	6,058,775
Gross profit	23,185,343	13,182,383
Gross margin	71.2%	68.5%
Operating expenses:
Payroll and benefits expense	22,945,239	14,455,812
Advertising	3,484,824	3,216,081
All other segment operating expenses	7,348,273	5,882,623
Payroll and benefits expense in cost of revenue	(4,386,295)	(2,140,584)
	29,392,041	21,413,932
Loss from operations	$(6,206,698)	$(8,231,549)
Other expense (income)	(388,586)	(239,986)
Income Tax Expense	365,617	156,002
Net Loss	$(6,183,729)	$(8,147,565)

All other segment operating expenses include: Product Development, Software Expense, Travel and Entertainment, Outside Services, Consultants, and Legal Fees.

Major Customers

For the years ended December 31, 2024 and 2023, there were no customers which accounted for more than 10% of revenues. For the year ended December 31, 2024, CMS and a U.S. commercial insurance payer represented 49% and 18%, respectively, of product revenues. For the year ended December 31, 2023, a U.S insurance payer represented 38% of product revenues.

For the year ended December 31, 2024. CMS and a U.S. commercial insurer and its affiliates, accounted for approximately 36% and 19% of accounts receivable, respectively. For the year ended December 31, 2023, a U.S. commercial insurer and its affiliates, accounted for approximately 71% of accounts receivable.

For the year ended December 31, 2024 and 2023, approximately 25% and 57% of the Company's product revenues were derived from patients with Medicare Advantage insurance plans, respectively.

Note 14 — Subsequent Events

On February 18, 2025, the Company entered into a First Amendment (the “Amendment”) to the Loan and Security Agreement (the “Loan Agreement”), dated July 11, 2024, by and between the Company and Silicon Valley Bank. The Amendment provides for, among other things, a new term loan facility (the “Term Loan”) to the Company of up to $3,000,000, available to the Company until February 28, 2026. Advances under the Term Loan (collectively, the “Term Loan Advances”) will be payable in 36 equal monthly installments of principal plus interest, commencing on March 1, 2026, and to the extent not paid, all remaining obligations will become due and payable on February 1, 2029. Term Loan Advances shall accrue interest at a floating rate per annum equal to the greater of (a) 5.0% or (b) the “prime rate,” as published from time to time in the money rates section of the Wall Street Journal, minus 1.0%. At the Company’s option, the Company may prepay all outstanding borrowings under the Term Loan, plus accrued and unpaid interest thereon, subject to a prepayment premium ranging from 1.0% to 3.0%, depending on the year of prepayment. The Term Loan also provides for an end of term charge equal to 2.50% of the aggregate principal amount of any loans prepaid or repaid, as applicable.

The Amendment also makes certain changes to the Company’s revolving line of credit under the Loan Agreement, including (i) increasing the defined limit for concentration of Medicare receivables that may be included as “eligible accounts” under the Loan Agreement, and (ii) increasing the permitted aggregate maximum balance that may be maintained in the Company’s German subsidiary.