Form 10-Q
period 2025-03-31
MYOMO, INC.
filed 2025-05-07
CIK 1369290

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	47-0944526
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

45 Blue Sky Drive, Suite 101, Burlington, MA	02114
(Address of principal executive offices)	(Zip Code)

(617) 996-9058

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

At May 2, 2025, the registrant has 35,978,922 shares of common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and those contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 10, 2025 and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q and those contained on in our Annual Report on the Form 10-K for the year ended December 31, 2024, are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to re-issue this Quarterly Report on Form 10-Q, or otherwise make public statements updating our forward-looking statements.

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,793,799	$24,372,373
Short-term investments	1,730,460	492,990
Accounts receivable, net	4,663,398	3,825,291
Inventories, net	3,368,502	3,165,965
Prepaid expenses and other current assets	1,541,118	933,377
Total Current Assets	31,097,277	32,789,996
Restricted Cash	375,000	375,000
Operating lease assets with right of use, net	7,295,711	7,584,663
Equipment, net	1,842,254	1,330,008
Other assets	257,085	164,412
Total Assets	$40,867,327	$42,244,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	10,448,565	9,021,817
Current operating lease liability	765,616	748,021
Income taxes payable	331,236	318,885
Deferred revenue	129,852	83,115
Total Current Liabilities	11,675,269	10,171,838
Non-current operating lease liability	7,504,994	7,358,184
Total Liabilities	19,180,263	17,530,022
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 34,438,036 and 34,378,297 shares issued as of March 31, 2025 and December 31, 2024, respectively; and 34,438,009 and 34,378,270 shares outstanding at March 31, 2025 and December 31, 2024, respectively	3,446	3,439
Additional paid-in capital	128,386,223	127,846,026
Accumulated other comprehensive loss	(116,545)	(14,406)
Accumulated deficit	(106,579,596)	(103,114,538)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	21,687,064	24,714,057
Total Liabilities and Stockholders’ Equity	$40,867,327	$42,244,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue
Product revenue	$9,831,814	$3,754,389

Cost of revenue	3,222,184	1,455,345
Gross profit	6,609,630	2,299,044
Operating expenses:
Research and development	1,790,024	956,215
Selling, clinical and marketing	4,395,804	2,361,845
General and administrative	3,944,056	2,869,751
	10,129,884	6,187,811

Loss from operations	(3,520,254)	(3,888,767)

Other (income) expense, net
Interest income, net	(191,991)	(135,293)
	(191,991)	(135,293)
Loss before income taxes	(3,328,263)	(3,753,474)
Income tax expense	136,795	82,158
Net loss	$(3,465,058)	$(3,835,632)

Weighted average number of common shares outstanding:
Basic and diluted	41,454,472	36,752,597
Net loss per share attributable to common stockholders
Basic and diluted	$(0.08)	$(0.10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Net loss	$(3,465,058)	$(3,835,632)
Foreign currency translation adjustments	(102,139)	63,842
Other comprehensive (loss) income	(102,139)	63,842
Comprehensive loss	$(3,567,197)	$(3,771,790)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three Month Period Ending March 31, 2025 and 2024
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance, December 31, 2024	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of restricted stock units	59,031	7	(7)	—	—	—	—	—
Common stock issued upon vesting of incentive stock options	708
Stock-based compensation	—	—	540,204	—	—	—	—	540,204
Unrealized loss on foreign currency adjustments	—	—	—	(102,139)	—	—	—	(102,139)
Net loss	—	—	—	—	(3,465,058)	—	—	(3,465,058)
Balance, March 31, 2025	34,438,036	$3,446	$128,386,223	$(116,545)	$(106,579,596)	27	$(6,464)	$21,687,064

Balance, December 31, 2023	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350
Proceeds from sale of common stock in registered direct offering, net of offering costs of $547,257	1,354,218	135	4,598,636	—	—	—	—	4,598,771
Proceeds from sale of 224,730 pre-funded warrants in registered direct offering, net of offering costs of $90,814	—	—	763,138	—	—	—	—	763,138
Common stock issued upon vesting of restricted stock units	300,544	31	(31)	—	—	—	—	—
Stock-based compensation	—	—	320,288	—	—	—	—	320,288
Unrealized gains on foreign currency adjustments	—	—	—	63,842	—	—	—	63,842
Net loss	—	—	—	—	(3,835,632)	—	—	(3,835,632)
Balance, March 31, 2024	28,789,823	$2,881	$111,522,270	$147,511	$(100,766,441)	27	$(6,464)	$10,899,757

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,465,058)	$(3,835,632)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	158,442	29,685
Stock-based compensation	540,204	320,288
Accretion of discount on short-term investments	(11,747)	(49,053)
Credit losses	51,643	—
Amortization of deferred debt origination cost	29,039	—
Amortization of right-of-use assets	288,951	58,658
Other non-cash changes	(34,171)	63,930
Changes in operating assets and liabilities:
Accounts receivable	(637,054)	718,676
Inventories	(550,772)	(597,087)
Prepaid expenses and other current assets	(628,186)	6,897
Other assets	(70,210)	—
Accounts payable and accrued expenses	1,440,877	87,041
Operating lease liabilities	164,405	(115,191)
Deferred revenue	46,738	(11,181)
Income taxes payable	—	77,405
Net cash used in operating activities	(2,676,899)	(3,245,564)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(670,688)	(59,808)
Maturities of short-term investments	—	2,000,000
Purchases of short-term investments	(1,225,410)	(5,482,757)
Net cash provided by (used in) investing activities	(1,896,098)	(3,542,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt origination costs	(36,506)	—
Net proceeds from common stock offering	—	4,598,771
Proceeds from sale of pre-funded warrants, net of offering costs	—	763,138
Net cash (used in) provided by financing activities	(36,506)	5,361,909

Effect of foreign exchange rate changes on cash	30,929	(10,360)

Net increase in cash and cash equivalents	(4,578,574)	(1,436,580)

Cash and cash equivalents beginning of year	24,747,373	6,871,306

Cash, cash equivalents and restricted cash end of year	$20,168,799	$5,434,726

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

Note 2 — Liquidity

The Company incurred net losses of approximately $3,465,100 and $3,835,600 during the three months ended March 31, 2025 and 2024, respectively, and has an accumulated deficit of approximately $106,575,600 and $103,114,500 at March 31, 2025 and December 31, 2024, respectively. Cash used in operating activities was approximately $2,676,900 and $3,245,600 for the three months ended March 31, 2025 and 2024, respectively.

Based upon its current cash, cash equivalents, and short-term investments, as well as the future expected cash flows, the Company believes that its available cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

The Company has historically funded its operations through financing activities, including raising equity and debt. On December 6, 2024, the Company completed a public offering, selling 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after taxes and fees of approximately $15.8 million. On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. See Note 7 - Common Stock and Warrants for further discussion. On July 11, 2024, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides the ability to borrow up to $4.0 million against eligible accounts receivable. In February 2025, the Company entered into an amendment to the Loan and Security Agreement, which among other changes, provides for a $3.0 million term loan facility which is available to be drawn at any time before February 28, 2026. The line of credit and term loan each remain undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $216,600 based on eligible accounts receivable as of March 31, 2025. Financing activities, such as the recent public offering, have enabled the Company to sustain its operations.

Management's operating plans are primarily focused on growing revenues in its direct billing channel, while working to grow revenues in its O&P channel. These plans include increasing advertising spending and adding headcount to support growth in its clinical, reimbursement, and manufacturing capacity in order to serve a higher volume of patients in 2025. These investments are expected to result in negative cash flows for at least the first three quarters of 2025. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, or other means. Debt financing may contain other terms that are not favorable to the Company or its stockholders.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2025, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2024 and 2023 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Income (Loss)

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three months ended March 31, 2025. There were no reclassifications in the three months ended March 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from these estimates. The Company’s estimates include assertion of collectability with payers where the Company has no contracts as it relates to timing of revenue recognition and discount rate of leases.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2025 and December 31, 2024.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of March 31, 2025 and December 31, 2024 consists of U.S. Treasury Bills and U.S. Government Agency Bills, which are classified as held-to-maturity, totaling approximately $1,760,500 and $493,000 as of March 31, 2025, and December 31, 2024, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase.

The Company’s cash balances as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$19,793,799	$24,372,373
Restricted cash	375,000	375,000
Total cash, cash equivalents, and restricted cash	$20,168,799	$24,747,373

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At March 31, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts of approximately $107,900 and $56,300, respectively.

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

For revenue derived from patients with Medicare Part B, the Company recognizes revenue upon delivery of the device to the patient based on the published fees by the Centers for Medicare & Medicaid Services ("CMS"). With respect to patients with Medicare Advantage or other commercial insurance, for payers where the Company either has a contract or in the absence of a contract, has demonstrated sufficient payment history, the Company will recognize revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. During the three months ended March 31, 2025 and 2024, the Company made such a determination for certain insurers. These insurers represented approximately 13% and 54% of direct billing channel revenue for the three months ended March 31, 2025 and 2024, respectively. In cases where the Company is the direct provider and it does not have sufficient collection history with the payer, the Company recognizes revenue when payment is received, as then all of the revenue recognition criteria have been met.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended March 31, 2025 and 2024, the Company recognized revenue of approximately $836,100 and $963,400, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $129,900 and $83,100 as of March 31, 2025 and December 31, 2024, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended March 31,
	2025	2024
Direct to patient	$7,807,777	$2,234,742
Clinical/Medical providers	2,024,037	1,519,647
Total revenue from contracts with customers	$9,831,814	$3,754,389

Geographic Data

The Company generated 87% of its total revenue from the United States, 13% from Germany, and less than 1% from other international locations for the three months ended March 31, 2025. The Company generated 75% of its total revenue from the United States, 22% from Germany, and 3% from other international locations, for the three months ended March 31, 2024.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company provides the MyoPro device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three months ended March 31, 2025 and 2024, the Company recorded cost of goods sold of approximately $32,400 and $112,100, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $1,609,700 and $787,200 during the three months ended March 31, 2025 and 2024, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive gain. The Company recorded a comprehensive loss of approximately $102,100 and comprehensive income of approximately $63,800 during the three months ended March 31, 2025 and 2024, respectively, which are included in accumulated other comprehensive loss in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of revenue in the condensed consolidated statements of operations. Such amounts were immaterial for the three months ended March 31, 2025 and 2024. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2025 and 2024, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	March 31,
	2025	2024
Stock options	22,383	23,929
Restricted stock units	1,190,511	1,197,626
Other warrants	—	668,250
Total	1,212,894	1,889,805

Due to their nominal exercise price of $0.0001 per share, a total of 7,061,519 and 8,496,249 outstanding pre-funded warrants as of March 31, 2025 and 2024, respectively, are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the respective closing dates of the Company's public equity offerings.

Recently Adopted Accounting Standards

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

Note 4 — Inventories

Inventories consist of the following at:

	March 31, 2025	December 31, 2024
Finished goods	$1,294,662	$1,289,368
Work in process	98,518	60,731
Parts and subassemblies	1,975,322	1,815,866
Inventories, net	$3,368,502	$3,165,965

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

Cash equivalents and short-term investments measured at fair value on a recurring basis at March 31, 2025 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$18,359,786	—	—	$18,359,786
Short-term investments	$—	$1,730,460	$—	$1,730,460

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2024 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$23,334,374	—	—	$23,334,374
Short-term investments	—	$492,990	—	$492,990

Note 6 - Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	March 31, 2025	December 31, 2024
Trade payables	$2,488,829	$1,169,901
Accrued compensation and benefits	4,830,562	5,009,385
Accrued professional services	109,844	54,257
Warranty reserve	139,409	129,615
Customer deposits	2,774,665	2,194,804
Accrued insurance	—	128,556
Other	105,256	335,299
	$10,448,565	$9,021,817

Note 7 — Common Stock and Warrants

On December 6, 2024, the Company completed a public equity offering, selling 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million.

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

As of March 31, 2025, 7,061,519 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

No pre-funded warrants were exercised during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, 668,250 investor warrants issued in the Company’s public offering in February 2020 expired unexercised.

708 shares of common stock were issued through the exercise of stock options during the three months ended March 31, 2025 and none during the three months ended March 31, 2024.

During the three months ended March 31, 2025 and 2024, 59,031 and 300,544 restricted stock units vested, respectively.

Note 8 — Line of Credit

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

On February 18, 2025, the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement. The Amendment provides for, among other things, a new term loan facility (the “Term Loan”) to the Company of up to $3,000,000, available to the Company until February 28, 2026. Advances under the Term Loan (collectively, the “Term Loan Advances”) will be payable in 36 equal monthly installments of principal plus interest, commencing on March 1, 2026, and to the extent not paid, all remaining obligations will become due and payable on February 1, 2029. Term Loan Advances shall accrue interest at a floating rate per annum equal to the greater of (a) 5.0% or (b) the “prime rate,” as published from time to time in the money rates section of the Wall Street Journal, minus 1.0%. At the Company’s option, the Company may prepay all outstanding borrowings under the Term Loan, plus accrued and unpaid interest thereon, subject to a prepayment premium ranging from 1.0% to 3.0%, depending on the year of prepayment. The Term Loan also provides for an end of term charge equal to 2.50% of the aggregate principal amount of any loans prepaid or repaid, as applicable.

The Amendment also makes certain changes to the Company’s revolving line of credit under the Loan Agreement, including (i) increasing the defined limit for concentration of Medicare receivables that may be included as “eligible accounts” under the Loan Agreement, and (ii) increasing the permitted aggregate maximum balance that may be maintained in the Company’s German subsidiary.

The Company recorded approximately $199,500 in debt origination costs during the year ended December 31, 2024 in conjunction with entering into the Loan Agreement, which includes the commitment fee and the Anniversary Fee. The Company capitalized the debt origination costs and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. As of March 31, 2025, the balance of debt origination costs was approximately $165,400, which is included in other long-term assets on the condensed consolidated balance sheet. The Company amortized approximately $29,000 of debt origination costs to interest expense during the three months ended March 31, 2025.

Approximately $216,600 was available to be drawn under the Loan Agreement based on eligible accounts receivable as of March 31, 2025. No amounts were drawn under the Revolving Line or the Term Loan under the Loan Agreement as of March 31, 2025.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of March 31, 2025, there were 1,819,933 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2025, 1,375,130 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of goods sold	$41,718	$23,387
Research and development	78,155	24,245
Selling, clinical, and marketing	80,239	46,121
General and administrative	340,092	226,535
Total	$540,204	$320,288

As of March 31, 2025, there was approximately $2,900 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.48 years.

As of March 31, 2025, there was approximately $1,944,000 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.20 years.

Note 10 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material claims, assessments or litigation against the Company as of March 31, 2025.

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

As of March 31, 2025, operating lease assets were approximately $7,295,700. The amount and the maturity of the Company’s operating lease liabilities as of March 31, 2025, are as follows:

March 31, 2025
2025	$622,094
2026	1,168,752
2027	1,522,500
2028	1,584,678
Thereafter	6,511,404
Total future minimum lease payments	11,409,428
Less imputed interest	3,138,818
Total operating lease liabilities	$8,270,610
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$765,616
Non-current operating lease liabilities	7,504,994
Total operating lease liabilities	$8,270,610

For the three months ended March 31, 2025 and 2024, the total lease cost is comprised of the following amounts:

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense	$401,809	$89,496
Short-term lease expense	1,722	-
Total lease expense	$403,531	$89,496

The following summarizes additional information related to operating leases:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	7.6	7.8
Weighted-average discount rate	8.6%	8.6%

Supplier Finance Program Obligations

The Company finances its directors and officers insurance policy, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2023, the Company entered into a policy covering the twelve-month period ending June 2024. Under this financing arrangement, the Company made nine equal monthly payments of approximately $27,000, starting in July 2023. During the year ended December 31, 2024, the Company completed its payment obligation associated with its 2023-2024 policy and entered into a new policy covering the twelve-month period ending in June 2025. Under this new financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and is making nine equal monthly payments of approximately $39,000, starting in July 2024. Changes in the Company's supplier finance obligations were as follows:

	Three Months Ended
	March 31,
	2025	2024
Opening January 1	$181,256	$142,217
Payments	—	—
Expensed	98,508	80,109
Ending	$82,748	$62,108

No assets are pledged as security under this arrangement.

Note 11 — Segment Reporting and Major Customers

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

For the three months ended March 31,	2025	2024
Revenue
Product Revenue	$9,831,814	$3,754,389
	9,831,814	3,754,389

Cost of revenue	3,222,184	1,455,345
Gross profit	6,609,630	2,299,044
Gross margin	67.2%	61.2%
Operating expenses:
Payroll and benefits expense	5,257,082	3,441,559
Advertising	1,609,688	787,250
All other segment operating expenses	4,488,315	2,565,432
Payroll and benefits expense in cost of revenue	(1,225,201)	(606,430)
	10,129,884	6,187,811
Loss from operations	$(3,520,254)	$(3,888,767)
Other expense (income)	(191,991)	(135,293)
Income Tax Expense	136,795	82,158
Net Loss	$(3,465,058)	$(3,835,632)

Major Customers

For the three months ended March 31, 2025 and 2024, there were no customers which accounted for more than 10% of product revenues. For the three months ended March 31, 2025, CMS represented 59% of product revenues. For the three months ended March 31, 2024, a U.S. insurance payer represented 32% of product revenues.

At March 31, 2025, CMS and a U.S. commercial insurer and its affiliates accounted for approximately 46% and 12% of accounts receivable, respectively. At December 31, 2024, CMS and a U.S. commercial insurer and its affiliates accounted for approximately 36% and 19% of accounts receivable, respectively.

For the three months ended March 31, 2025 and 2024, approximately 17% and 38% of the Company's product revenues, respectively, were derived from patients with Medicare Advantage insurance plans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, (“ADLs”) in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help regain function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained Orthotics and Prosthetics (“O&P”) provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. If the patient is covered by Medicare Part B, no pre-authorization is required and we can move directly to taking measurements of the patient's arm. This is done either in person, or in some cases using a digital measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the Veterans Administration (“VA”) for impaired veterans, and over 100 VA facilities have ordered devices for their patients.

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

Recent Developments

Equity Offerings

On December 6, 2024, we completed a public offering, selling 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. Net proceeds from the offering are expected to be used to grow revenues in our direct billing channel through additional advertising spending and the addition of clinical, reimbursement and manufacturing headcount to support expected increasing demand, to increase R&D spending in order to accelerate the completion of sustaining and new product development activities, to fund systems and headcount to support growth in the O&P channel, to fund associated working capital requirements and general corporate purposes. On January 19, 2024 we completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. Each pre-funded warrant in the above offering entitles the holder to one share of common stock upon exercise at a nominal exercise price of $0.0001 per share. See section titled “Liquidity” for further discussion.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue for most of 2025. Our plan for 2025 is to invest in increasing demand and adding capacity to support our direct billing channel, while making investments to increase revenues in the U.S. O&P channel.

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period- to-Period Change
	2025	2024	$	%
Product revenue	$9,831,814	$3,754,389	$6,077,425	162%
Cost of revenue	3,222,184	1,455,345	1,766,839	121%
Gross profit	$6,609,630	$2,299,044	$4,310,586	187%
Gross margin %	67.2%	61.2%		6.0%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the U.S, Europe and Australia, to the VA, and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

Total revenue increased by approximately $6.1 million, or 162%, for the three months ended March 31, 2025, as compared to the same period in 2024. The product revenue increase was driven primarily by higher direct billing revenues due to a higher average selling price (“ASP”), as well as a higher number of revenue units as we were able to serve Medicare Part B beneficiaries in volume at the published fees starting in April 2024. Revenues generated through the direct billing channel were approximately $7.8 million, or 79% of product revenue in the three months ended March 31, 2025, compared to approximately $2.2 million, or 60%, of product revenue in the three months ended March 31, 2024.

Cost of Revenue and Gross margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves and overhead costs allocated to cost of revenue.

Gross margin was 67.2% for the three months ended March 31, 2025, compared to 61.2% for the three months ended March 31, 2024. The increase in gross margin was primarily due to a higher ASP discussed above and greater absorption of fixed costs into inventory.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2025	2024	$	%
Research and development	$1,790,024	$956,215	$833,809	87%
Selling, clinical and marketing	4,395,804	2,361,845	2,033,959	86%
General and administrative	3,944,056	2,869,751	1,074,305	37%
Total operating expenses	$10,129,884	$6,187,811	$3,942,073	64%

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

R&D expenses increased by approximately $0.8 million, or 87%, during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to higher costs for payroll and outside engineering services as we are accelerating our sustaining engineering and product development efforts.

Selling, clinical and marketing

Selling, clinical, and marketing (“SC&M”) expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense in the period in which the measurable work is performed. We expect SC&M expenses to increase in 2025 as we increase our advertising spending and clinical capacity to grow revenues in our direct billing channel.

SC&M expenses increased by approximately $2.0 million or 86% during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to higher payroll costs due to increased headcount in our clinical functions to support higher expected sales volume in 2025 and higher advertising expense.

General and administrative

General and administrative (“G&A”) expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that G&A expenses will increase in 2025 as a result of increasing our reimbursement capacity in order to grow revenue in the direct billing channel.

G&A increased by approximately $1.1 million or 37%, during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to increased payroll costs due to increased headcount in our reimbursement and human resource functions as part of our plan to increase our reimbursement capacity in 2025 in order to serve Medicare Part B patients, as well as higher incentive compensation accrual due to the increased head count.

Other (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended March 31,		Period-to-Period Change
	2025	2024	$	%
Interest income, net	$(191,991)	$(135,293)	$(56,698)	42%
Total other income, net	$(191,991)	$(135,293)	$(56,698)	N/M

Other (income) expense, net was income of approximately $192,000 for the three months ended March 31, 2025 compared to income of approximately $135,300 for the same period in 2024. The increase in other income was due primarily to higher interest income as a result of a higher average investment balance compared to the prior year period.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2025 and 2024 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three months ended March 31, 2025 as a result of higher taxable income compared to the same period in 2024.

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
•
Adjusted EBITDA does not include depreciation expense from fixed assets; and
•
Adjusted EBITDA does not include the impact of stock-based compensation;

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
GAAP net loss	$(3,465,058)	$(3,835,632)
Adjustments to reconcile to Adjusted EBITDA:
Interest income, net	(191,991)	(135,293)
Depreciation expense	158,442	29,685
Stock-based compensation	540,204	320,288
Income tax expense	136,795	82,158
Adjusted EBITDA	$(2,821,608)	$(3,538,794)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$19,793,799	$24,372,373
Short-term investments	1,730,460	492,990
Total	21,524,259	24,865,363
Working capital	$19,422,008	$22,618,158

As of March 31, 2025, we had working capital of approximately $19.5 million and stockholders’ equity of approximately $21.7 million. We used approximately $2.7 million in cash for operating activities during the three months ended March 31, 2025.

We have historically funded our operations through financing activities, including raising equity and debt capital. In December 2024, we completed a public equity offering, pursuant to which we sold 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately2 $5.4 million. In July 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. The line of credit remains undrawn as of the issuance date of these financial statements. Availability under the line of credit is approximately $216,600 based on eligible accounts receivable as of March 31, 2025. We amended the Loan and Security Agreement in February 2025 to provide for, among other changes, a $3.0 million term loan facility, which is available to be drawn at any time until February 28, 2026. Considering our cash balance and availability under our debt arrangements as of March 31, 2025 and our operating plans discussed below, we believe there will be sufficient cash to fund our operations and capital expenditures for the next 12 months from the date of this report.

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

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by statutory health insurance plans in Germany, which could prevent our revenues from growing to the level necessary to return to cash flow breakeven and remain that way on a sustaining basis. We believe that we have access to capital resources, if necessary, through potential public or private equity offerings, debt financings, or other means. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,676,899)	$(3,245,564)
Net cash used in investing activities	(1,896,098)	(3,542,565)
Net cash (used in) provided by financing activities	(36,506)	5,361,909
Effect of foreign change rate changes on cash	30,929	(10,360)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,578,574)	$(1,436,580)

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2025 was primarily used to fund a net loss of approximately $3.5 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.0 million and by approximately $0.2 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventory and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

The net cash used in operating activities for the three months ended March 31, 2024 was primarily used to fund a net loss of approximately $3.8 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.4 million, offset by approximately $0.2 million of cash generated by net changes in the levels of operating assets and liabilities, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset by an increase in inventory.

Investing Activities. During the three months ended March 31, 2025 and 2024, our cash used in investing activities of approximately $1.9 million and $3.5 million, respectively, was primarily related to our purchase of short-term investments and purchases of equipment.

Financing Activities. There was less than $0.1 million in cash used by financing activities and $5.4 million in cash generated from financing activities during the three months ended March 31, 2025 and 2024, respectively, 2024. Cash used during the three months ended March 31, 2025 was due to payment of issuance costs associated with the amendment to our line of credit agreement with Silicon Valley Bank. Cash generated by financing activities in the three months ended March 31, 2024 was due entirely to the net proceeds from our equity offering in January 2024.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Materially different results can occur if circumstances change and additional information becomes known. Actual results may differ from these estimates. Refer to Note 3 - Summary of Significant Accounting Policies. Our most critical accounting estimate is the timing and amount of revenue recognition based on assertions and estimates of payments from certain insurance payers.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

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

We identified a material weakness as of December 31, 2024 related to a lack of design and maintenance of effective information technology general controls due to privileged access rights for two individuals, lack of formal processes for user provisioning, periodic user access review and change management for financial reporting system and lack of formal reviews of key third party service provider SOC reports. The deficiencies could allow for inappropriate financial transactions to be recorded that would not be detected by our other manual controls, rendering them ineffective. This material weakness has not resulted in any identified misstatements to our financial statements.

Notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the Audit Committee of the Board of Directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we intend to remediate the material weakness in internal control over financial reporting by formalizing our process and review of user provisioning to enable only the appropriate personnel to have access, including giving rights to provision access to our financial reporting system to an individual outside our finance organization, and formalizing change management processes and review of key third party service provider SOC reports.

As of March 31, 2025, we have implemented changes in the provisioning of access rights and procedures to improve our change management processes. Other enhancements to our information technology general controls are expected to be implemented in the second quarter of 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, and as a result of the material weakness described above, we believe that as of March 31, 2025, our internal control over financial reporting was not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors from those disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Operating and Financial Results

If CMS amends, restricts, or retracts coverage requirements, its billing contractors and insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans have historically been a significant portion of our overall revenues. However, Medicare Advantage plans have been reducing the number of authorizations for the MyoPro since the second half of 2024, which is negatively impacting our revenues. Approximately 17% and 38% of our product revenues were derived from patients with Medicare Advantage insurance plans for the three months ended March 31, 2025 and 2024, respectively. Since CMS published reimbursement amounts for the MyoPro in April 2024, revenues from Medicare Part B patients represented 59% of total revenue for the three months ended March 31, 2025. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. Further, continued utilization management efforts by Medicare Advantage plans could result in further decreases in authorizations. As a result of these factors, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information.

Changes made by direct to consumer advertising companies in how they reach prospective patients could adversely impact our lead generation efforts, resulting in higher advertising cost per addition to our patient pipeline and have an adverse effect on revenues.

We rely on a variety of direct-to-consumer advertising companies to help us reach and educate prospective patients, their caregivers and families regarding the potential benefits of the MyoPro. These companies are subject to various privacy laws and regulations regarding the use of protected patient health and other identifying information in advertising activities. Changes in the algorithms and other methods used by these companies to remain in compliance with these laws and regulations, which we do not control, nor have input into, may adversely affect our lead generation, our advertising cost per addition to our patient pipeline, which we refer to as cost per pipeline add, and our revenues. For instance, in the first quarter of 2025, a social media advertising company we utilize made a change to the algorithm they use to target prospective patients. This change resulted in decreased lead generation for the first half of the first quarter and a higher cost per pipeline add in the first quarter, which is also expected to negatively impact our revenue growth in the second quarter of 2025. Methods and algorithms used by media companies are continually evolving and we cannot provide any assurance that future changes will not impact our revenues and results of operations.

Significant political, trade, and regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. These developments may include tariffs or changes in reimbursement policies for Medicaid and Medicare. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, most tariffs for countries other than China have been suspended temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S. imposed tariffs. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. While we estimate that tariffs on imports, if fully implemented as announced in April 2025, are expected to have less than a 100 basis point (1%) impact on gross margin in 2025, we cannot provide any assurance that changes in political, trade, regulatory, or economic conditions, including U.S. trade policies, will not have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 5. Other Information

(c)

The following table discloses any officer (as defined in Rule 16(a)-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
David A. Henry Chief Financial Officer	Trading Plan Intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adopted (March 12, 2025)	December 31, 2026	129,020	Sales of shares of our common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025.

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

Date May 7, 2025

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)