Form 10-Q
period 2025-06-30
MYOMO, INC.
filed 2025-08-11
CIK 1369290

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	47-0944526
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

45 Blue Sky Drive, Suite 101, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

(617) 996-9058

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

At August 4, 2025, the registrant has 37,801,070 shares of common stock, par value $0.0001 per share, outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and those contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 10, 2025 and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•
our ability to achieve or obtain sufficient reimbursement from third-party payers for our products;
•
our dependence upon external sources for the financing of our operations;
•
our ability to scale the business to return to positive cash flow from operations;
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

Although the forward-looking statements in this Quarterly Report on Form 10-Q and those contained in our Annual Report on Form 10-K for the year ended December 31, 2024, are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to re-issue this Quarterly Report on Form 10-Q, or otherwise make public statements updating our forward-looking statements.

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,240,432	$24,372,373
Short-term investments	1,241,515	492,990
Accounts receivable, net	7,054,545	3,825,291
Inventories	4,125,597	3,165,965
Prepaid expenses and other current assets	1,381,721	933,377
Total Current Assets	28,043,810	32,789,996
Restricted Cash	375,000	375,000
Operating lease assets with right of use, net	7,058,063	7,584,663
Equipment, net	2,908,804	1,330,008
Other assets	286,670	164,412
Total Assets	$38,672,347	$42,244,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	8,313,862	9,021,817
Current operating lease liability	460,351	748,021
Income taxes payable	204,110	318,885
Deferred revenue	108,780	83,115
Current portion long-term debt	166,667	—
Revolving credit line	2,500,000	—
Total Current Liabilities	11,753,770	10,171,838
Non-current operating lease liability	7,970,116	7,358,184
Long-term debt	1,333,333	—
Total Liabilities	21,057,219	17,530,022
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 37,780,310 and 34,378,297 shares issued as of June 30, 2025 and December 31, 2024, respectively; and 37,780,283 and 34,378,270 shares outstanding at June 30, 205 and December 31, 2024, respectively	3,778	3,439
Additional paid-in capital	128,781,048	127,846,026
Accumulated other comprehensive income (loss)	48,334	(14,406)
Accumulated deficit	(111,211,568)	(103,114,538)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	17,615,128	24,714,057
Total Liabilities and Stockholders’ Equity	$38,672,347	$42,244,079

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$9,652,234	$7,520,767	$19,484,048	$11,275,156

Cost of revenue	3,600,061	2,195,255	6,822,246	3,650,601
Gross profit	6,052,173	5,325,512	12,661,802	7,624,555
Operating expenses:
Research and development	2,001,331	1,007,224	3,791,355	1,963,438
Selling, clinical and marketing	5,233,885	2,777,135	9,629,689	5,138,980
General and administrative	3,407,277	2,656,217	7,351,332	5,525,968
	10,642,493	6,440,576	20,772,376	12,628,386

Loss from operations	(4,590,320)	(1,115,064)	(8,110,574)	(5,003,831)

Other (income), net
Interest (income), net	(106,549)	(107,242)	(298,540)	(242,535)
	(106,549)	(107,242)	(298,540)	(242,535)
Loss before income taxes	(4,483,771)	(1,007,822)	(7,812,034)	(4,761,296)
Income tax expense	148,201	113,785	284,996	195,943
Net loss	$(4,631,972)	$(1,121,607)	$(8,097,030)	$(4,957,239)

Weighted average number of common shares outstanding:
Basic and diluted	41,582,737	37,368,488	41,518,959	37,060,543
Net loss per share attributable to common stockholders
Basic and diluted	$(0.11)	$(0.03)	$(0.20)	$(0.13)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(4,631,972)	$(1,121,607)	$(8,097,030)	$(4,957,239)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	164,878	(8,623)	62,739	55,219
Other comprehensive income (loss)	164,878	(8,623)	62,739	55,219
Comprehensive loss	$(4,467,094)	$(1,130,230)	$(8,034,291)	$(4,902,020)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Six Months Ended June 30, 2025 and 2024
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, December 31, 2024	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of restricted stock units	59,031	7	(7)	—	—	—	—	—
Common stock issued upon vesting of incentive stock options	708	—	—	—	—	—	—	—
Stock-based compensation	—	—	540,204	—	—	—	—	540,204
Other comprehensive income/(loss)	—	—	—	(102,139)	—	—	—	(102,139)
Net loss	—	—	—	—	(3,465,058)	—	—	(3,465,058)
Balance, March 31, 2025	34,438,036	$3,446	$128,386,223	$(116,545)	$(106,579,596)	27	$(6,464)	$21,687,064
Common stock issued upon vesting of restricted stock units	644,149	64	(64)	—	—	—	—	—
Stock-based compensation			394,889	—	—	—	—	394,889
Common stock issued upon vesting of incentive stock options	20
Exercise of pre-funded warrants	2,698,105	268	—	—	—	—	—	268
Other comprehensive income/(loss)	—	—	—	164,879	—	—	—	164,879
Net loss	—	—	—		(4,631,972)	—	—	(4,631,972)
Balance, June 30, 2025	37,780,310	$3,778	$128,781,048	$48,334	$(111,211,568)	27	$(6,464)	$17,615,128

Balance, December 31, 2023	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350
Proceeds from sale of common stock in registered direct offering, net of offering costs of $547,257	1,354,218	135	4,598,636	—	—	—	—	4,598,771
Proceeds from sale of 224,730 pre-funded warrants in registered direct offering, net of offering costs of $90,814	—	—	763,138	—	—	—	—	763,138
Common stock issued upon vesting of restricted stock units	300,544	31	(31)	—	—	—	—	—
Stock-based compensation	—	—	320,288	—	—	—	—	320,288
Other comprehensive income/(loss)	—	—	—	63,842	—	—	—	63,842
Net loss	—	—	—	—	(3,835,632)	—	—	(3,835,632)
Balance, March 31, 2024	28,789,823	$2,881	$111,522,270	$147,511	$(100,766,441)	27	$(6,464)	$10,899,757
Common stock issued upon vesting of restricted stock units	636,801	63	(63)	—	—	—	—	—
Stock-based compensation	—	—	(91,893)	—	—	—	—	(91,893)
Exercise of pre-funded warrants	774,730	77	—	—	—	—	—	77
Other comprehensive income/(loss)	—	—	—	(8,623)	—	—	—	(8,623)
Net loss	—	—	—	—	(1,121,607)	—	—	(1,121,607)
Balance, June 30, 2024	30,201,354	$3,021	$111,430,314	$138,888	$(101,888,048)	27	$(6,464)	$9,677,711

The accompanying notes are an integral part of the consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,097,030)	$(4,957,239)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	349,240	65,663
Stock-based compensation	935,093	228,395
Accretion of discount on short-term investments	(23,383)	(108,999)
Credit losses	51,643	5,257
Amortization of deferred offering costs	60,045	—
Amortization of right-of-use assets	526,600	124,057
Other non-cash charges	(91,984)	44,631
Changes in operating assets and liabilities:
Accounts receivable	(2,975,272)	(102,234)
Inventories	(1,204,740)	(816,055)
Prepaid expenses and other current assets	(615,940)	(363,375)
Other assets	(130,801)	(214,937)
Accounts payable and accrued expenses	(531,182)	990,973
Income taxes payable	(144,392)	176,235
Operating lease liabilities	140,536	(237,365)
Deferred revenue	25,666	3,505
Tenant improvement allowance	183,726	—
Net cash used in operating activities	(11,542,175)	(5,161,488)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,225,410)	(5,482,757)
Maturities of short-term investments	500,000	4,450,000
Purchases of equipment	(1,928,036)	(179,173)
Net cash used in investing activities	(2,653,446)	(1,211,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	—	4,598,771
Deferred debt origination costs	(36,506)	—
Proceeds from sale of pre-funded warrants, net of offering costs	—	763,138
Net Proceeds from issuance of debt	4,000,000	—
Net cash provided by financing activities	3,963,494	5,361,909

Effect of foreign exchange rate changes on cash	100,186	(13,697)

Net (decrease) increase in cash and cash equivalents	(10,131,941)	(1,025,206)

Cash and cash equivalents, beginning of period	24,747,373	6,871,306

Cash and cash equivalents, end of period	$14,615,432	$5,846,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain from mark to market on short-term investments	$268	$2,809

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

Note 2 — Liquidity

The Company had cash, cash equivalents and short-term investments of approximately $15,482,000 as of June 30, 2025. The Company incurred net losses of approximately $8,097,000 and 4,957,200 during the six months ended June 30, 2025 and 2024, respectively, and has an accumulated deficit of approximately $111,211,600 and $103,114,500 at June 30, 2025 and December 31, 2024, respectively. Cash used in operating activities was approximately $11,542,200 and $5,161,500 for the six months ended June 30, 2025 and 2024, respectively.

The Company has historically funded its operations through financing activities, including issuing equity and debt. On December 6, 2024, the Company completed a public offering, selling 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after taxes and fees of approximately $15.8 million. On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. See Note 7 - Common Stock and Warrants for further discussion. On July 11, 2024, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides the Company the ability to borrow up to $4.0 million against eligible accounts receivable. In February 2025, the Company entered into an amendment to the Loan and Security Agreement, which among other changes, provides for a $3.0 million term loan facility which is available to be drawn at any time before February 28, 2026. On June 30, 2025, the Company drew $2.5 million on its line of credit and $1.5 million under its term loan facility (See Note 8 - Debt for further discussion.) Financing activities, such as the December 2024 public offering, have enabled the Company to sustain its operations.

Based upon its current cash, cash equivalents, short-term investments, as well as the future expected cash flows, the Company believes that its available current cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2025, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2024 and 2023 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Income (Loss)

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There were reclassifications out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three and six months ended June 30, 2025 and 2024, respectively, which are not considered material..

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2025 and December 31, 2024.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of June 30, 2025 and December 31, 2024 consist of U.S. Treasury Bills and U.S. Government Agency Bills, which are classified as held-to-maturity, totaling approximately $1,241,500 and $493,000 as of June 30, 2025, and December 31, 2024, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase.

The Company's cash balances as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash
Cash	1,541,887	662,999
Money market funds	12,698,545	23,334,374
Restricted Cash	375,000	375,000
	$14,615,432	$24,372,373
Short-term investments
US government agency debt securities	$497,605	$492,990
Treasury bills	743,910	—
	$1,241,515	$492,990

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At June 30, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts of approximately $107,900 and $56,300, respectively.

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

For revenue derived from patients under Medicare Part B, the Company recognizes revenue once it has obtained sufficient medical documentation to demonstrate medical necessity and when control of the device passes to the patient. Patients with Medicare Part B represented 72% and 61% of direct billing revenues for the three months ended June 30, 2025 and 2024, respectively, and 74% and 49% of direct billing revenues for the six months ended June 30, 2025 and 2024, respectively. For revenue derived from certain commercial insurance companies where the Company has demonstrated sufficient payment history or has obtained payer contracts, the Company recognizes revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. These insurers represented 15% and 27% of direct billing channel revenue during the three months ended June 30, 2025 and 2024, respectively. These insurers represented 15% and 35% of direct billing channel revenue during the six months ended June 30, 2025 and June 30, 2024, respectively. In cases where the Company is the direct provider and it does not have sufficient collection history with the payer, the Company recognizes revenue when payment is received, as then all of the revenue recognition criteria have been met.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended June 30, 2025 and 2024, the Company recognized revenue of approximately $721,300 and $1,865,800, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized revenue of approximately $1,557,400 and $1,745,000, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $108,800 and $83,100 of deferred revenue as of June 30, 2025 and December 31, 2024, respectively..

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Direct to patient	$7,420,904	$5,829,407	$15,228,681	$8,059,833
Clinical/Medical providers	2,231,330	1,691,360	$4,255,367	$3,215,323
Total revenue from contracts with customers	$9,652,234	$7,520,767	$19,484,048	$11,275,156

Geographic Data

The Company generated 85% of its total revenue from the United States and 15% from Germany for the three months ended June 30, 2025,and 86% of its total revenue from the United States and 14% from Germany, for the three months ended June 30, 2024.

During the six months ended June 30, 2025, the Company generated 86% of its total revenues from the United States and 14% from Germany. During the six months ended June 30, 2024, the Company generated 82% of its total revenues from the United States, 17% from Germany and 1% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro, and provides the device directly to patients, pending reimbursement from third party payers, after which revenue is recognized. For the three and six months ended June 30, 2025, the Company recorded cost of goods sold of approximately $60,200 and $92,600, respectively, without corresponding revenue. For the three and six months ended June 30, 2024, the Company recorded cost of goods sold of $121,800 and $144,600, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $2,229,900 and $849,600 for the three months ended June 30, 2025 and 2024, respectively, and approximately $3,839,600 and $1,636,900 during the six months ended June 30, 2025 and 2024, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive (loss) gain. The Company recorded a gain of approximately $164,900 and a loss of approximately $9,200 during the three months ended June 30, 2025 and 2024, respectively, and gains of approximately $62,700 and $52,400 during the six months ended June 30, 2025 and 2024, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of goods sold in the consolidated statements of operations. Such amounts were immaterial for the three months ended June 30, 2025 and 2024. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended June 30, 2025 and 2024, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	June 30,
	2025	2024
Stock options	22,117	23,629
Restricted stock units	1,734,038	1,275,862
Other warrants	-	668,250
Total	1,756,155	1,967,741

Due to their nominal exercise price of $0.0001 per share, a total of 4,363,414 and 7,721,516 outstanding pre-funded warrants as of June 30, 2024 and 2025, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023, August 2023, and January 2024, respectively.

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

Note 4 — Inventories

Inventories consist of the following at:

	June 30, 2025	December 31, 2024
Finished goods	$1,334,290	$1,289,368
Work in process	121,836	60,731
Parts and subassemblies	2,669,471	1,815,866
Inventories, net	$4,125,597	$3,165,965

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

Cash equivalents and short-term investments measured at fair value on a recurring basis at June 30, 2025 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	12,698,545	$—	$—	$12,698,545
	$12,698,545	$—	$—	$12,698,545
Short-term investments
US government agency debt securities	—	497,605	—	497,605
US Treasury	—	743,910	—	743,910
	$—	$1,241,515	$—	$1,241,515

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2024 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$23,334,374	—	—	$23,334,374
Short-term investments	—	$492,990	—	$492,990

Note 6 - Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	June 30, 2025	December 31, 2024
Trade payables	$2,514,945	$1,169,901
Accrued compensation and benefits	2,970,257	5,009,385
Accrued professional services	51,253	54,257
Warranty reserve	144,322	129,615
Customer deposits	2,020,985	2,194,804
Accrued insurance	380,712	128,556
Other	231,388	335,299
	$8,313,862	$9,021,817

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

As of June 30, 2025, 4,363,414 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

.

During the three months ended June 30, 2025 and 2024, 2,698,105 and 774,730 pre-funded warrants were exercised, respectively.

During the six months ended June 30, 2025, 668,250 investor warrants issued in the Company's public offering in February 2020 expired unexercised.

728 shares of common stock were issued through the exercise of stock options during the six months ended June 30, 2025. There were no shares of common stock issued upon the exercise of stock options during the six months ended June 30, 2024.

During the three months ended June 30, 2025 and 2024, 644,149 and 636,801 restricted stock units vested, respectively.

Note 8 —Debt

Line of Credit

On July 11, 2024 (the “Effective Date”), the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank.

The Loan Agreement provides for a revolving line of credit whereby the Company may borrow up to $4,000,000 (the “Revolving Line”), which Revolving Line may be increased to $5,500,000 available until July 10, 2026, at Silicon Valley Bank’s sole discretion upon the occurrence of certain events. Amounts advanced by Silicon Valley Bank are based on 80% of “eligible accounts”, which includes all receivables in the United States, reduced by aged amounts and customers and insurance payers with concentrations in excess of defined limits, among other deductions. The outstanding principal amount of any advance shall accrue interest at a floating rate per annum equal to the greater of (i) 8.50% and (ii) the “prime rate” as published in The Wall Street Journal for the relevant period plus one-half percent (0.50%). The Revolving Line is secured on a first priority basis by all of Company’s assets other than intellectual property and certain customary exceptions. Any newly formed or acquired subsidiary of the Company or any guarantor under the Loan Agreement, will either join the Loan Agreement as a co-borrower or become a guarantor under the Loan Agreement, as determined by Silicon Valley Bank in its sole discretion. The Company is using the Revolving Line for working capital and general business purposes.

The Revolving Line terminates, and any outstanding principal amount of all advances made thereunder, and any accrued and unpaid interest thereon, become immediately due and payable on the two year anniversary of the Effective Date. The Company must also pay Silicon Valley Bank (i) a commitment fee of $20,000, (ii) an “Anniversary Fee” of 0.50% of the Revolving Line and (iii) an “Unused Revolving Line Facility Fee” of 0.50% per annum of the average unused portion of the Revolving Line. In addition, upon termination of the Loan Agreement or the Revolving Line prior to the two year anniversary of the Effective Date, the Company must pay a termination fee of 1.00% of the Revolving Line, subject to certain exceptions.

Term Loan Facility

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

Borrowings under both facilities are subject to compliance with various covenants. The Company is in compliance with these covenants as of June 30, 2025.

The Company recorded approximately $199,500 in debt origination costs during the year ended December 31, 2024 in conjunction with entering into the Loan Agreement, which includes the commitment fee and the Anniversary Fee. The Company capitalized the debt origination costs and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. As of June 30, 2025, the balance of debt origination costs was approximately $134,400, which is included in other long-term assets on the condensed consolidated balance sheet. The Company amortized approximately $31,000 and $62,000 of debt origination costs to interest expense during the three and six months ended June 30, 2025, respectively.

During the three months ended June 30, 2025 the Company borrowed $2,500,000 under the Revolving Line and $1,500,000 under the Term Loan facility.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of June 30, 2025, there were 636,974 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2025, 1,375,130 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three and six months ended June 30, 2025.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of goods sold	$28,005	$(10,591)	$69,723	$12,796
Research and development	43,942	8,719	122,097	32,964
Selling, clinical and marketing	101,657	7,190	193,149	53,251
General and administrative	221,285	(97,211)	550,124	129,384
Total	$394,889	$(91,893)	$935,093	$228,395

As of June 30, 2025, there was approximately $1,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.43 years.

As of June 30, 2025, there was approximately $4,972,300 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.65 years.

Note 9 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material claims, assessments, or litigation against the Company as of June 30, 2025.

Operating Leases

The Company had a lease agreement for its corporate headquarters in Boston, Massachusetts, which expired in January 2025 and has a lease agreement for office space in Fort Worth, TX. which expires in December 2025. In August 2024, the Company entered into a lease agreement for a new corporate headquarters and manufacturing facility in Burlington, Massachusetts. The Company began relocating operations in December 2024 and completed the move in January 2025. The term of the lease is 88 months following the rent commencement date, which was May 11, 2025. The Company has the option to extend the new lease for an additional five years, subject to certain conditions being satisfied. Under the new lease, the Company provided a security deposit to the landlord in the form of a letter of credit for $375,000. The Company has collateralized the letter of credit with cash in a separate bank account, which is accounted for as long-term restricted cash on the condensed consolidated balance sheet. Termination options are either not included, or have expired, for the Company’s other existing operating leases. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of June 30, 2025, operating lease assets were approximately $7,058,100. The amount and the maturity of the Company’s operating lease liabilities as of June 30, 2025, are as follows:

June 30, 2025
2025	607,230
2026	1,197,919
2027	1,525,416
2028	1,592,125
Thereafter	6,523,473
Total future minimum lease payments	11,446,163
Less imputed interest	3,015,696
Total operating lease liabilities	$8,430,467
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$460,351
Non-current operating lease liabilities	7,970,116
Total operating lease liabilities	$8,430,467

For the three and six months ended June 30, 2025 and 2024, the total lease cost is comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	347,811	87,835	749,620	175,671
Short-term lease expense	537	1,608	2,259	3,268
Total lease expense	$348,348	$89,443	$751,879	$178,939

The following summarizes additional information related to operating leases:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	7.22	7.80
Weighted-average discount rate	8.6%	8.6%

Supplier Finance Program Obligations

The Company finances its directors and officers insurance policy, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2023, the Company entered into a policy covering the twelve-month period ending June 2024. Under this financing arrangement, the Company made nine equal monthly payments of approximately $27,000, starting in July 2023. During the six months ended June 30, 2024, the Company completed its payment obligation associated with its 2023-2024 policy and entered into a new policy covering the twelve-month period ending in June 2025. Under this financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and made nine equal monthly payments of approximately $39,000, starting in July 2024. During the three months ended June 30, 2025, the Company entered into a new financing arrangement for its 2025-2026 policy covering the twelve month period ending in June 2026. The Company made a down payment of $68,400 and will make 10 equal monthly payments of approximately $40,300, starting in July 2025. Changes in the Company's supplier finance obligations were as follows:

For the Six Months Ended June 30,	2025	2024
Balance January 1	$181,256	$142,217
Increase	—	—
Expensed	(98,508)	(80,109)
Balance March 31,	$82,748	$62,108
Increase	456,000	349,909
Expensed	(85,160)	(78,593)
Balance June 30,	$453,588	$333,424

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

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
For the six months ended June 30,	2025	2024	2025	2024
Revenue
Revenue	$9,652,234	$7,520,767	$19,484,048	$11,275,156

Cost of revenue	3,600,061	2,195,255	6,822,246	3,650,601
Gross profit	6,052,173	5,325,512	12,661,802	7,624,555
Gross margin	62.7%	70.8%	65.0%	67.6%
Operating expenses:
Payroll and benefits expense	7,663,736	4,803,648	14,441,271	9,202,430
Advertising	2,229,940	849,610	3,839,629	1,636,859
All other segment operating expenses	2,536,971	1,685,364	5,816,202	3,424,137
Payroll and benefits expense in cost of revenue	(1,788,154)	(898,046)	(3,324,726)	(1,635,040)
	10,642,493	6,440,576	20,772,376	12,628,386
Loss from operations	$(4,590,320)	$(1,115,064)	$(8,110,574)	$(5,003,831)
Other expense (income)	(106,549)	(107,242)	(298,540)	(242,535)
Income Tax Expense	148,201	113,785	284,996	195,943
Net Loss	$(4,631,972)	$(1,121,607)	$(8,097,030)	$(4,957,239)

Major Customers

For the three and six months ended June 30, 2025 and 2024, there were no customers which accounted for more than 10% of revenues. For the three months ended June 30, 2025 and 2024, the Centers for Medicare and Medicaid Services ("CMS") represented 56% and 47% of revenues, respectively. For the six months ended June 30, 2025 and 2024, CMS represented 58% and 35% of revenues, respectively. For the three and six months ended June 30, 2024, a U.S. insurance payer represented 20% and 24% of revenues, respectively.

At June 30, 2025, CMS and a U.S. commercial insurer and its affiliates accounted for approximately 67% and 9% of accounts receivable, respectively. At December 31, 2024, CMS and a U.S. commercial insurer and its affiliates accounted for approximately 36% and 19% of accounts receivable, respectively.

For the three and six months ended June 30, 2025, approximately 20% and 19% of the Company's revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and six months ended June 30, 2024, approximately 26% and 30% of the Company's revenues were derived from patients with Medicare Advantage insurance plans, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2024. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained Orthotics and Prosthetics (“O&P”) provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. If the patient is covered by Medicare Part B, no pre-authorization is required and we can move directly to taking measurements of the patient's arm. This is done either in person, or in some cases using a digital measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the Veterans Administration (“VA”) for impaired veterans, and over 130 VA facilities have ordered devices for their patients.

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

•
On November 1, 2023, CMS issued a final rule that resulted in a change in the benefit category associated with the products billed under the HCPCS codes for our products from durable medical equipment rental to a brace, which would permit reimbursement of MyoPro sales on a lump sum basis. The rule became effective on January 1, 2024
•
On February 29. 2024, CMS published final payment determinations for the HCPCS codes describing our products which are L8701, for the MyoPro Motion W, and L8702, for the MyoPro Motion G, which became effective on April 1, 2024. These fees were subsequently updated to approximately $34,300 for the Motion W and approximately $67,500 for the Motion G, effective January 1, 2025. These fees are subject to annual inflationary adjustments.
•
On April 30, 2025, we introduced an enhanced version of our flagship product, now known as the MyoPro 2X in the United States.

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

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue for all of 2025. Our plan for 2025 is to invest in increasing demand and adding capacity to support our direct billing channel, while making investments to increase revenues in the U.S. O&P channel.

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2025	2024	$	%	2025	2024	$	%
Revenue	$9,652,234	$7,520,767	$2,131,467	28%	$19,484,048	$11,275,156	$8,208,892	73%
Cost of revenue	3,600,061	2,195,255	1,404,806	64%	6,822,246	3,650,601	3,171,645	87%
Gross profit	$6,052,173	$5,325,512	$726,661	14%	$12,661,802	$7,624,555	$5,037,247	66%
Gross margin %	62.7%	70.8%		-8.1%	65.0%	67.6%		-2.7%

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

Revenue increased by approximately $2.1 million and $8.2 million, or 28% and 73%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Higher revenues in the three and six months ended June 30, 2025 were due to a higher number of revenue units and a higher average sales price, as revenues in the three and six months ended June 30, 2024 were recognized based on reimbursement amounts prior to the effective date of the fees published by CMS. Revenues generated through the direct bill channel were approximately $7.4 million and $15.2 million, or 77% and 78% in the three and six months ended June 30, 2025, respectively, compared to approximately $3.3 million and $8.1 million or 55% and 71%, of revenues in the three and six months ended June 30, 2024, respectively.

Cost of Revenue and Gross Margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, and overhead costs allocated to cost of revenue.

Gross margin was 62.7% and 65.0% for the three and six months ended June 30, 2025 respectively, compared to 70.8% and 67.6% for the three and six months ended June 30, 2024, respectively. The decreases in gross margin were primarily due to higher material costs and increased manufacturing overhead spending, including payroll and lease cost for our new headquarters and manufacturing facility, offset by a higher average selling price.

Operating Expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$2,001,331	$1,007,224	$994,107	99%	$3,791,355	$1,963,438	$1,827,917	93%
Selling, clinical and marketing	5,233,885	2,777,135	2,456,750	88%	9,629,689	5,138,980	4,490,709	87%
General and administrative	3,407,277	2,656,217	751,060	28%	7,351,332	5,525,968	1,825,364	33%
Total operating expenses	$10,642,493	$6,440,576	$4,201,917	65%	$20,772,376	$12,628,386	$8,143,990	64%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to invest in enhancing our existing products in 2025 and expect R&D costs to increase on an annual basis.

R&D expenses increased by approximately $1.0 million and $1.8 million, or 99% and 93%, during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher costs for payroll and outside engineering services as we are adding headcount in order to accelerate our sustaining engineering and product development efforts.

Selling, clinical and marketing

Selling, clinical, and marketing (“SC&M”) expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and other variable compensation, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense in the period in which the measurable work is performed. We expect SC&M expenses to increase in 2025 as we increase our advertising spending and clinical capacity to grow revenues in our direct billing channel.

SC&M expenses increased by approximately $2.5 million and $4.5 million or 88% and 87%, during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher payroll costs due to increased headcount in our clinical functions to support higher expected sales volume in 2025, and increases in advertising expense in an effort to overcome challenges in lead generation during the first quarter of 2025 and to position us for revenue growth in the second half of the year and beyond.

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

G&A increased by approximately $751,000 and $1.8 million, or 28% and 33%, during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to increased payroll costs due to increased headcount in our reimbursement functions as part of our plan to increase our reimbursement capacity in 2025 in order to serve Medicare Part B patients, as well as higher expense related to stock-based compensation.

Other (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2025	2024	$	%	2025	2024	$	%
Interest income, net	(106,549)	(107,242)	693	(1)%	(298,540)	(242,535)	(56,005)	23%
Total other income, net	$(106,549)	$(107,242)	$693	(1)%	$(298,540)	$(242,535)	$(56,005)	23%

Other (income), net was approximately $106,500 and $298,500 for the three and six months ended June 30, 2025, respectively, compared to approximately $107,200 and $242,500 for the same periods in 2024, respectively. Other (income), net for the three months ended June 30, 2025 was flat compared to the same period a year ago. The increase in other (income), net for the six months ended June 30, 2025 was due primarily to higher interest income as a result of a higher average investment balance compared to the prior year period.

Income tax expense

Income tax expense recorded during the three and six months ended June 30, 2025 and 2024 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three and six months ended June 30, 2025 as a result of higher taxable income compared to the same periods in 2024.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net loss	$(4,631,972)	$(1,121,607)	$(8,097,030)	$(4,957,239)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	(106,549)	(107,242)	(298,540)	(242,535)
Depreciation expense	190,798	35,979	349,240	65,663
Stock-based compensation	394,889	(91,893)	935,093	228,395
Income tax expense	148,201	113,785	284,996	195,943
Adjusted EBITDA	$(4,004,633)	$(1,170,978)	$(6,826,241)	$(4,709,773)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$14,240,432	$24,372,373
Short-term investments	1,241,515	492,990
Total	15,481,947	24,865,363
Working capital	$16,290,040	$22,618,158

As of June 30, 2025, we had working capital of approximately $16.2 million and stockholders’ equity of approximately $17.6 million. We used approximately $11.5 million in cash for operating activities during the six months ended June 30, 2025. Cash used in operations was impacted during the three months ended June 30, 2025 by a payment hold placed on us by one of the Durable Medical Equipment Medicare Administrative Contractors, known as the DME MACs, in order to process our address change to our new headquarters facility in Burlington, MA. This payment hold increased accounts receivable during the second quarter of 2025 by approximately $1.5 million. As of the issuance date of these financial statements, we have been paid for these held claims. Considering our current cash, cash equivalents, and short-term investment balances and our operating plans discussed below, we believe there is sufficient cash, cash equivalents, and short-term investments to fund our operations and capital expenditures for the next 12 months from the date of this report.

We have historically funded our operations through financing activities, including raising equity and debt capital. In December 2024, we completed a public equity offering, pursuant to which we sold 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In July 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. We amended the Loan and Security Agreement in February 2025 to provide for, among other changes, a $3.0 million term loan facility, which is available to be drawn at any time until February 28, 2026. During the three months ended June 30, 2025, we borrowed $2.5 million under the line of credit and $1.5 million under the term loan facility. Our ability to borrow under these facilities is subject to various covenants. We are in compliance with these covenants as of June 30, 2025.

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

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(11,542,175)	$(5,161,488)
Net cash used in investing activities	(2,653,446)	(1,211,930)
Net cash provided by financing activities	3,963,494	5,361,909
Effect of foreign change rate changes on cash	100,186	(13,697)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,131,941)	$(1,025,206)

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2025 was primarily used to fund a net loss of approximately $8.1 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.8 million and by approximately $5.3 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable due primarily to the payment hold discussed above, inventory and prepaid expenses and other current assets, and a decrease in accounts payable and accrued expenses, due primarily to the payment of incentive compensation during the three months ended June 30, 2025.

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

Investing Activities. During the six months ended June 30, 2025, and 2024, cash used in investing activities of $2.6 million and $1.2 million respectively. was primarily related to our purchase, net of maturities, of short-term investments and purchases of equipment. During the six months ended June 30, 2025, purchases of equipment included improvements to our new headquarters facility and MARK2 demo units provided to certain O&P providers to help them evaluate prospective patients.

Financing Activities. There was $4.0 million and $5.4 million in cash generated from financing activities during the six months ended June 30, 2025 and 2024, respectively. Cash generated in the six months ended June 30, 2025 was due to borrowings under our line of credit and term loan facility. Cash generated in the six months ended June 30, 2024 was due entirely to the net proceeds from our equity offering in January 2024.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, at the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date at the reasonable assurance level due to the material weakness in the design of effective information technology general controls over our enterprise reporting system described below.

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

Management, with the oversight of the Audit Committee of the Board of Directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we have put in place several compensating controls to remediate the material weakness in internal control over financial reporting by formalizing our process and review of user provisioning to enable only the appropriate personnel to have access, including giving rights to provision access to our financial reporting system to an individual outside our finance organization, and formalizing change management processes and review of key third party service provider SOC reports.

As of June 30, 2025, we have implemented both new and modified controls around the provisioning of access rights and our change management processes, we are also continuing to refine and enhance additional controls, as well as review of key third party service provider SOC reports.

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

We believe the new controls being implemented and changes in the design of certain of our existing controls will be sufficient to remediate the material weakness once testing of the operation these controls has been finalized.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, and as a result of the material weakness described above, we believe that as of June 30, 2025, our internal control over financial reporting was not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses since inception. For the three and six months ended June 30, 2025, we incurred net losses of $4.6 million and $8.1 million, respectively. For the year ended December 31, 2024, we incurred a net loss of $6.2 million. At June 30, 2025, we had an accumulated deficit of approximately $111.2 million. The extent and duration of future operating and net losses will depend on our ability to increase revenues, increase the number of patients entering our pipeline at a lower advertising cost per pipeline addition, our ability to manage fixed costs associated with clinical, reimbursement and manufacturing capacity, and our ability to compensate for additional R&D spending expected in 2025. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents and short-term investments at June 30, 2025 were approximately $15.5 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. On December 6, 2024, we completed a public offering of our common stock, generating net proceeds of approximately $15.8 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. We borrowed $2.5 million under the line of credit during the three months ended June 30, 2025. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3 million term loan facility which could be drawn at any time until February 28, 2026. During the three months ended June 30, 2025, we borrowed $1.5 million against the term loan facility. We believe that our existing cash, cash equivalents, short-term investments and restricted cash at June 30, 2025 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as those that have been referred to above, we may not be able to return to operating cash flow breakeven on a quarterly basis, and additional capital may be required.

If CMS amends, restricts, or retracts coverage requirements, its billing contractors and insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans have historically been a significant portion of our overall revenues. However, Medicare Advantage plans have been reducing the number of authorizations for the MyoPro since the second half of 2024, which is negatively impacting our revenues. Approximately 20% and 26% of our revenues were derived from patients with Medicare Advantage insurance plans for the three months ended June 30, 2025 and 2024, respectively. CMS published reimbursement amounts for the MyoPro in April 2024. Revenues from Medicare Part B patients represented 56% of total revenue for the three months ended June 30, 2025. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. Further, continued utilization management efforts by Medicare Advantage plans could result in further decreases in authorizations. As a result of these factors, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information.

Changes made by direct to consumer advertising companies in how they reach prospective patients could adversely impact our lead generation efforts, resulting in higher advertising cost per addition to our patient pipeline and have an adverse effect on revenues.

We rely on a variety of direct-to-consumer advertising companies to help us reach and educate prospective patients, their caregivers, and families regarding the potential benefits of the MyoPro. These companies are subject to various privacy laws and regulations regarding the use of protected patient health and other identifying information in advertising activities. Changes in the algorithms and other methods used by these companies to remain in compliance with these laws and regulations, which we do not control, nor have input into, may adversely affect our lead generation, our advertising cost per addition to our patient pipeline, which we refer to as cost per pipeline add, and our revenues. For instance, in the first quarter of 2025, a social media advertising company we utilize made a change to the algorithm they use to target prospective patients. This change resulted in decreased lead generation for the first half of the first quarter of 2025 and a higher cost per pipeline add in the first quarter, which is also expected to negatively impact our revenue growth in the second half of 2025. Methods and algorithms used by media companies are continually evolving and we cannot provide any assurance that future changes will not impact our revenues and results of operations.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We sell our products in countries throughout the world and import materials into the United States. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. These developments may include export controls, tariffs or changes in reimbursement policies for Medicaid and Medicare. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month. The U.S. has also imposed significant tariffs on imports from China and other countries, and these tariffs may continue to escalate, depending on the status of trade negotiations. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While we estimate that tariffs assessed on our imports are expected to have less than a 100 basis point (1%) impact on gross margin in 2025, we cannot provide any assurance that final tariffs actually imposed, changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, will not have a material adverse effect on our financial condition or results of operations.

Risks Related to Limited Operating History and Capital Requirements

We may not have sufficient funds to meet our future capital requirements.

Our cash, cash equivalents, and short-term investments at June 30, 2025 was approximately $15.5 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. On December 6, 2024, we completed a public offering of our common stock, generating net proceeds of approximately $15.8 million.

On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3 million term loan facility which could be drawn at any time until February 28, 2026. We borrowed $2.5 million under the line of credit and $1.5 million under the term loan facility during the three months ended June 30, 2025.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for the next twelve months from the issuance date of this Quarterly Report on Form 10-Q. If additional capital is required to achieve operating cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. Usage of our line of credit and term loan facility requires us to meet financial and operating covenants, which could place limits on our operations, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

Risks related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in our Annual Report on Form 10-K for the year ended December 31, 2024. Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. During the three months ended June 30, 2025, CMS's billing contractors in two out of four billing regions began pre-payment audits of claims for MyoPro to determine if medical necessity had been appropriately documented. As of date of this Quarterly Report on Form 10-Q, determinations have been made on a total of 27 claims, with 6 having been denied for documentation of medical necessity, and other technical items. These claims are currently being appealed, we believe the majority of these claims will be reimbursed upon appeal. While the outcome of these appeals are unknown, we believe these claims are likely to be reimbursed.

Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in utilization management for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If CMS, the U.S. Department of Veterans Affairs (the “VA”) health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, from inception through June 30, 2025, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

There can be no assurance that the final fees will be sufficient to permit us to generate gross margin required to allow us to operate on a profitable basis. Third-party payers may also continue to deny or limit coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to operate profitably could negatively impact market acceptance of MyoPro.

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

Date August 11, 2025

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)