Form 10-Q
period 2025-09-30
MYOMO, INC.
filed 2025-11-10
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At November 3, 2025, the registrant has 38,435,524 shares of common stock, par value $0.0001 per share, outstanding.

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
•
our revenue concentration with patients who have Medicare Part B insurance coverage;
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
•
our expectations as our product development programs, including improving our existing products and developing new products;
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
•
general market, economic, environmental and social factors that may affect the evaluation, fitting, delivery and sale of the products to patients; and
•
other risks and uncertainties, including those listed under the captain “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$12,553,558	$24,372,373
Short-term investments	—	492,990
Accounts receivable, net	5,292,520	3,825,291
Inventories	3,645,314	3,165,965
Prepaid expenses and other current assets	1,457,595	933,377
Total Current Assets	22,948,987	32,789,996
Restricted cash	375,000	375,000
Operating lease assets with right of use, net	6,870,283	7,584,663
Equipment, net	3,714,810	1,330,008
Other assets	168,350	164,412
Total Assets	$34,077,430	$42,244,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	6,668,162	9,021,817
Current operating lease liability	464,239	748,021
Income taxes payable	351,974	318,885
Deferred revenue	134,750	83,115
Current portion long-term debt	583,333	—
Revolving credit line	1,000,000	—
Total Current Liabilities	9,202,458	10,171,838
Non-current operating lease liability	7,832,722	7,358,184
Long-term debt	2,416,667	—
Total Liabilities	19,451,847	17,530,022
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 38,433,287 and 34,378,297 shares issued as of September 30, 2025 and December 31, 2024, respectively; and 38,433,260 and 34,278,270 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3,843	3,439
Additional paid-in capital	129,365,034	127,846,026
Accumulated other comprehensive income (loss)	137,653	(14,406)
Accumulated deficit	(114,874,483)	(103,114,538)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	14,625,583	24,714,057
Total Liabilities and Stockholders’ Equity	$34,077,430	$42,244,079

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$10,090,699	$9,207,586	$29,574,746	$20,482,742

Cost of revenue	3,648,451	2,262,031	10,470,696	5,912,632
Gross profit	6,442,248	6,945,555	19,104,050	14,570,110
Operating expenses:
Research and development	1,527,660	1,248,870	5,319,015	3,212,309
Selling, clinical and marketing	5,254,246	3,401,182	14,883,936	8,540,161
General and administrative	3,177,856	3,253,056	10,529,188	8,779,024
	9,959,762	7,903,108	30,732,139	20,531,494

Loss from operations	(3,517,514)	(957,553)	(11,628,089)	(5,961,384)

Other expense (income), net
Interest expense (income), net	9,743	(76,020)	(288,797)	(318,555)
	9,743	(76,020)	(288,797)	(318,555)
Loss before income taxes	(3,527,257)	(881,533)	(11,339,292)	(5,642,829)
Income tax expense	135,658	84,876	420,654	280,819
Net loss	$(3,662,915)	$(966,409)	$(11,759,946)	$(5,923,648)

Weighted average number of common shares outstanding:
Basic and diluted	42,168,120	37,950,515	41,737,724	37,359,366
Net loss per share attributable to common stockholders
Basic and diluted	$(0.09)	$(0.03)	$(0.28)	$(0.16)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(3,662,915)	$(966,409)	$(11,759,946)	$(5,923,648)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	89,319	256,846	152,059	312,065
Other comprehensive income	89,319	256,846	152,059	312,065
Comprehensive loss	$(3,573,596)	$(709,563)	$(11,607,887)	$(5,611,583)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Nine Months Ended September 30, 2025 and 2024
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, December 31, 2024	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of restricted stock units	59,031	7	(7)	—	—	—	—	—
Common stock issued upon vesting of incentive stock options	708	—	—	—	—	—	—	—
Stock-based compensation	—	—	540,204	—	—	—	—	540,204
Other comprehensive loss	—	—	—	(102,139)	—	—	—	(102,139)
Net loss	—	—	—	—	(3,465,058)	—	—	(3,465,058)
Balance, March 31, 2025	34,438,036	$3,446	$128,386,223	$(116,545)	$(106,579,596)	27	$(6,464)	$21,687,064
Common stock issued upon vesting of restricted stock units	644,149	64	(64)	—	—	—	—	—
Stock-based compensation			394,889	—	—	—	—	394,889
Common stock issued upon vesting of incentive stock options	20	—	—	—	—	—	—	—
Exercise of pre-funded warrants	2,698,105	268	—	—	—	—	—	268
Other comprehensive income	—	—	—	164,879	—	—	—	164,879
Net loss	—	—	—		(4,631,972)	—	—	(4,631,972)
Balance, June 30, 2025	37,780,310	$3,778	$128,781,048	$48,334	$(111,211,568)	27	$(6,464)	$17,615,128
Common stock issued upon vesting of restricted stock units	52,821	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	583,991	—	—	—	—	583,991
Exercise of pre-funded warrants	600,156	60	—	—	—	—	—	60
Other comprehensive income	—	—	—	89,319	—	—	—	89,319
Net loss	—	—	—	—	(3,662,915)	—	—	(3,662,915)
Balance, September 30, 2025	38,433,287	$3,843	$129,365,034	$137,653	$(114,874,483)	27	$(6,464)	$14,625,583

Balance, December 31, 2023	27,135,061	$2,715	$105,840,239	$83,669	$(96,930,809)	27	$(6,464)	$8,989,350
Proceeds from sale of common stock in registered direct offering, net of offering costs of $547,257	1,354,218	135	4,598,636	—	—	—	—	4,598,771
Proceeds from sale of 224,730 pre-funded warrants in registered direct offering, net of offering costs of $90,814	—	—	763,138	—	—	—	—	763,138
Common stock issued upon vesting of restricted stock units	300,544	31	(31)	—	—	—	—	—
Stock-based compensation	—	—	320,288	—	—	—	—	320,288
Other comprehensive income	—	—	—	63,842	—	—	—	63,842
Net loss	—	—	—	—	(3,835,632)	—	—	(3,835,632)
Balance, March 31, 2024	28,789,823	$2,881	$111,522,270	$147,511	$(100,766,441)	27	$(6,464)	$10,899,757
Common stock issued upon vesting of restricted stock units	636,801	63	(63)	—	—	—	—	—
Stock-based compensation	—	—	(91,893)	—	—	—	—	(91,893)
Exercise of pre-funded warrants	774,730	77	—	—	—	—	—	77
Other comprehensive loss	—	—	—	(8,623)	—	—	—	(8,623)
Net loss	—	—	—	—	(1,121,607)	—	—	(1,121,607)
Balance, June 30, 2024	30,201,354	$3,021	$111,430,314	$138,888	$(101,888,048)	27	$(6,464)	$9,677,711
Common stock issued upon vesting of restricted stock units	42,828	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	324,185	—	—	—	—	324,185
Other comprehensive income	—	—	—	256,846	—	—	—	256,846
Net loss	—	—	—	—	(966,409)	—	—	(966,409)
Balance, September 30, 2024	30,244,182	$3,025	$111,754,495	$395,734	$(102,854,457)	27	$(6,464)	$9,292,334

The accompanying notes are an integral part of the consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,759,946)	$(5,923,648)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	596,091	114,346
Stock-based compensation	1,519,083	552,580
Accretion of discount on short-term investments	(24,708)	(118,520)
Credit losses	155,422	5,257
Inventory reserves	32,558	—
Amortization of deferred offering costs	91,051	—
Amortization of right-of-use assets	714,379	196,592
Other non-cash charges	49,924	84,180
Changes in operating assets and liabilities:
Accounts receivable	(1,111,217)	(1,116,352)
Inventories	(1,018,876)	(1,573,193)
Prepaid expenses and other current assets	(956,856)	(614,951)
Other assets	6,514	(16,640)
Accounts payable and accrued expenses	(1,899,337)	1,895,795
Income taxes payable	(7,429)	202,137
Operating lease liabilities	190,756	(366,675)
Deferred revenue	51,636	23,460
Net cash used in operating activities	(13,370,955)	(6,655,632)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,225,410)	(5,482,757)
Maturities of short-term investments	1,742,554	7,595,814
Purchases of equipment	(2,980,892)	(499,877)
Net cash (used in) provided by investing activities	(2,463,748)	1,613,180
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	—	4,598,771
Proceeds from sale of pre-funded warrants, net of offering costs	—	763,138
Deferred offering costs	(86,506)	(199,500)
Proceeds from issuance of debt, revolving credit line	1,000,000	—
Proceeds from issuance of debt, term loan	3,000,000	—
Net cash provided by financing activities	3,913,494	5,162,409

Effect of foreign exchange rate changes on cash	102,394	6,412

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,818,815)	126,369

Cash, cash equivalents and restricted cash, beginning of period	24,747,373	6,871,306

Cash, cash equivalents and restricted cash, end of period	$12,928,558	$6,997,675

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (gain) loss from mark to market on short-term investments	$555	$126

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

Note 2 — Liquidity

The Company had cash, cash equivalents, and short term investments of approximately $12,553,600 as of September 30, 2025. The Company incurred net losses of approximately $11,759,900 and $5,923,600 during the nine months ended September 30, 2025 and 2024, respectively, and has an accumulated deficit of approximately $114,874,500 and $103,114,500 at September 30, 2025 and December 31, 2024, respectively. Cash used in operating activities was approximately $13,371,000 and $6,655,600 for the nine months ended September 30, 2025 and 2024, respectively.

The Company has historically funded its operations through financing activities, including issuing equity and debt. On December 6, 2024, the Company completed a public offering, selling 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after taxes and fees of approximately $15.8 million. On January 19, 2024, the Company completed a registered direct equity offering, selling 1,354,218 shares of common stock and 224,730 pre-funded warrants to purchase common stock at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. See Note 7 - Common Stock and Warrants for further discussion. On July 11, 2024, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides the Company the ability to borrow up to $4.0 million against eligible accounts receivable. In February 2025, the Company entered into an amendment to the Loan and Security Agreement, which among other changes, provides for a $3.0 million term loan facility which is available to be drawn at any time before February 28, 2026. On June 30, 2025, the Company drew $2.5 million on its line of credit and $1.5 million under its term loan facility. On July 15, 2025 the Company paid down $1.5 million on its line of credit and drew $1.5 million under its term loan facility. As of September 30, 2025 the Company has an outstanding balance of $1.0 million under its line of credit and $3.0 million under its term loan facility (See Note 8 - Debt for further discussion.) Financing activities, such as the December 2024 public offering, have enabled the Company to sustain its operations.

On November 4, 2025, the Company entered into a Loan and Security Agreement with Avenue Capital Management II, L.P. as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender, which provided the Company $17.5 million of committed capital, of which $12.5 million was funded at closing on November 4, 2025. See Note 12 - Subsequent Events for further discussion.

Based upon its current cash, and cash equivalents, as well as the future expected cash flows, the Company believes that its available current cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2024, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2024 and 2023 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Income (Loss)

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There were a reclassifications, which management does not consider to be material, out of accumulated other comprehensive income (loss) to other (income) expense related to realized gains or losses on short-term investments in the three and nine months ended September 30, 2025, and 2024, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2025 and December 31, 2024.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of December 31, 2024 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling approximately $493,000 as of December 31, 2024. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase.

The Company's cash balances as of September 30, 2025, and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash
Cash	$1,884,867	$662,999
Money market funds	10,668,691	23,334,374
Restricted Cash	375,000	375,000
	$12,928,558	$24,372,373
Short-term investments
US Treasury Bills	$—	$492,990
	$—	$492,990

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At September 30, 2025 and December 31, 2024, the Company recorded an allowance for credit losses accounts of approximately $102,700 and $43,700, respectively.

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

The transaction price associated with the MyoPro for direct to patient revenue is generally determined by the insurance payer. For patients with Medicare Part B, the transaction price is based on the published fees for our billing codes L8701 and L8702. Medicare pays 80% of the published fees, and less certain deductions. If a patient has insurance that supplements Medicare Part B with a payer for which sufficient payment history exists or is a non-employer-based plan, the Company estimates the transaction price based on receiving the remaining 20% of the Medicare allowable. For patients that do not carry Medicare Part B, the transaction price is based on either a contracted price or an estimated price based on previous collection history with the payer. Finally, if a patient has an insurance plan with a non-contracted payer or one where the Company does not have collection history, the transaction price is determined at the time of payment based on the amount paid. For U.S.and International O&P providers and the VA, the transaction price is an amount agreed in advance between the parties and evidenced by a purchase order or Myomo order form.

For revenue derived from patients under Medicare Part B, the Company recognizes revenue once it has obtained sufficient medical documentation to demonstrate medical necessity and when control of the device has passed to the patient. Patients with Medicare part B represented 74% and 68% of direct billing revenues for the three months ended September 30, 2025 and 2024, respectively and 74% and 58% of direct billing revenues for the nine months ended September 30, 2025 and 2024, respectively. For revenue derived from certain commercial insurance companies where the Company has demonstrated sufficient payment history or has obtained payer contracts, the Company recognizes revenues when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in the amount that reflects the consideration the Company expects to receive in exchange for the device. These insurers represented 14% and 25% of direct billing channel revenue during the three months ended September 30, 2025, and 2024, respectively. These insurers represented 15% and 30% of direct billing channel revenue in the nine months ended September 30, 2025, and 2024, respectively. In cases where the Company is the direct provider and it does not have sufficient collection history with the payer, the Company recognizes revenue when payment is received, as then all the revenue recognition criteria have been met.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended September 30, 2025 and 2024, the Company recognized revenue of approximately $706,800 and $2,440,900, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized revenue of approximately $1,246,200 and $2,185,300, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $134,800 and $83,100 of deferred revenue as of September 30, 2025 and December 31, 2024, respectively. The outstanding deferred revenue is expected to be recognized by the end of the fourth quarter of 2025.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Direct to patient	$7,321,531	$7,431,751	$22,550,212	$15,491,584
Clinical/Medical providers	2,769,168	1,775,835	$7,024,534	$4,991,158
Total revenue from contracts with customers	$10,090,699	$9,207,586	$29,574,746	$20,482,742

Geographic Data

The Company generated 82% of its total revenue from the United States and 17% from Germany and less then 1% of its total revenue from other international locations for the three months ended September 30, 2025. The Company generated 88% of its total revenue from the United States, and 12% from Germany for the three months ended September 30, 2024.

During the nine months ended September 30, 2025, the Company generated 84% of its total revenues from the United States, 15% from Germany and 1% from other international locations. During the nine months ended September 30, 2024, the Company generated 85% of its total revenues from the United States, 14% from Germany, and 1% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and nine months ended September 30, 2025, the Company recorded cost of goods sold of approximately $97,500 and $132,600, respectively, without corresponding revenue. For the three and nine months ended September 30, 2024, the Company recorded cost of goods sold of $107,200 and $140,800, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $2,138,500 and $1,043,700 for the three months ended September 30, 2025 and 2024, respectively, and approximately $5,978,100 and $2,680,600 during the nine months ended September 30, 2024 and 2023, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive loss. The Company recorded a gain of approximately $89,300 and a loss of approximately $256,800 during the three months ended September 30, 2025 and 2024, respectively, and a gain of approximately $152,100 and $312,100 during the nine months ended September 30, 2025 and 2024, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of goods sold in the consolidated statements of operations. Such amounts were immaterial for the three and nine months ended September 30, 2025 and 2024, respectively. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended September 30, 2025 and 2024, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	September 30,
	2025	2024
Stock options	21,952	23,246
Restricted stock units	1,744,620	1,234,357
Other warrants	—	668,250
Total	1,766,572	1,925,853

Due to their nominal exercise price of $0.0001 per share, a total of 3,763,258 and 7,721,519 outstanding pre-funded warrants as of September 30, 2025 and 2024, respectively are considered common stock equivalents and are included in basic weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023, August 2023, and January 2024, respectively.

Income Taxes

The Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, however records income tax expense. The nature of this income tax expense is the difference between the effective tax rate and statutory rate due to tax provision for a its wholly-owned foreign Myomo Europe, GmbH.

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful
Bill Act” (OBBBA), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of the new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA is reflected in the Company’s financial statements for the quarter ended September 30, 2025. The OBBBA did not have a material impact on the Company’s reported results, cash flows, or financial position during the period ended September 30,
2025

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

Note 4 — Inventories

Inventories consist of the following at:

	September 30, 2025	December 31, 2024
Finished goods	$1,191,718	$1,289,368
Work in process	111,334	60,731
Parts and subassemblies	2,342,262	1,815,866
Inventories, net	$3,645,314	$3,165,965

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

Cash equivalents measured at fair value on a recurring basis at September 30, 2025 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$10,668,691	$—	$—	$10,668,691

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2024 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$23,334,374	—	—	$23,334,374
Short-term investments	—	$492,990	—	$492,990

Note 6 — Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	September 30, 2025	December 31, 2024
Trade payables	$1,624,684	$1,169,901
Accrued compensation and benefits	2,244,372	5,009,385
Accrued professional services	73,838	54,257
Accrued insurance	380,712	128,556
Warranty reserve	145,461	129,615
Customer deposits	2,137,465	2,194,804
Other	61,630	335,299
	$6,668,162	$9,021,817

Note 7 — Debt

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

Borrowings under both facilities are subject to compliance with various covenants. The Company is in compliance with these covenants as of September 30, 2025.

The Company recorded approximately $199,500 in debt origination costs during the year ended December 31, 2024 in conjunction with entering into the Loan Agreement, which includes the commitment fee and the Anniversary Fee. The Company capitalized the debt origination costs and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. As of September 30, 2025, the balance of debt origination costs was approximately $103,400, which is included in other long-term assets on the condensed consolidated balance sheet. The Company amortized approximately $31,000 and $91,000 of debt origination costs to interest expense during the three and nine months ended September 30, 2025, respectively.

As of September 30, 2025 the Company had borrowings of $1,000,000 under the Revolving Line and $3,000,000 under the Term Loan facility.

Note 8 — Common Stock and Warrants

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

As of September 30, 2025 there were 3,763,258 pre-funded warrants outstanding.

During the three and nine months ended September 30, 2025 600,156 and 3,298,261 pre-funded warrants were exercised, respectively.

During the nine months ended September 30, 2025, 668,250 investor warrants issued in the Company’s public offering in February 2020 expired unexercised.

728 shares of common stock were issued through the exercise of stock options during the nine months ended September 30, 2025. There were no shares of common stock issued upon the exercises of stock options during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, 52,821 and 756,001 restricted stock units vested, respectively. During the three and nine months ended September 30, 2024, 42,828 and 980,173 restricted stock units vested, respectively.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of September 30, 2025, there were 575,896 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2025, 1,375,130 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three and nine months ended September 30, 2025.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of goods sold	$38,623	$22,805	$108,347	$35,601
Research and development	58,951	30,599	181,048	63,562
Selling, clinical and marketing	119,642	41,925	312,791	95,237
General and administrative	366,775	228,856	916,897	358,180
Total	$583,991	$324,185	$1,519,083	$552,580

As of September 30, 2025, there was approximately $400 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.29 years.

As of September 30, 2025, there was approximately $4,554,100 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.33 years.

Note 10 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material claims, assessments, or litigation against the Company as of September 30, 2025.

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

As of September 30, 2025, operating lease assets were approximately $6,870,300. The amount and the maturity of the Company’s operating lease liabilities as of September 30, 2025, are as follows:

September 30, 2025
2025	$303,615
2026	1,197,919
2027	1,525,416
2028	1,592,125
Thereafter	6,523,473
Total future minimum lease payments	11,142,548
Less imputed interest	2,845,587
Total operating lease liabilities	$8,296,961
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$464,239
Non-current operating lease liabilities	7,832,722
Total operating lease liabilities	$8,296,961

For the three and nine months ended September 30, 2025 and 2024, the total lease cost is comprised of the following amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$357,890	$87,836	$1,107,510	$263,506
Short-term lease expense	1,347	1,615	3,606	4,884
Total lease expense	$359,237	$89,451	$1,111,116	$268,390

The following summarizes additional information related to operating leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	6.97	7.80
Weighted-average discount rate	8.6%	8.6%

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

The Company also finances its property and casualty insurance policies, which required the Company to make a down payment, followed by equal payments over a defined term. During the three months ended September 30, 2025, the Company entered in a new financing arrangement for its 2025-2026 policy covering the twelve months ended July 2025. The Company made a down payment of $55,400 and will make 8 equal payments of approximately $24,300, starting in August 2025.

Changes in the Company's supplier finance obligations were as follows and included in prepaid and accrued expenses on the consolidated balance sheet statement:

For the Nine Months Ended September 30,	2025	2024
Balance January 1	$181,256	$142,217
Increase	—	—
Expensed	(98,508)	(80,109)
Balance March 31,	$82,748	$62,108
Increase	456,000	349,909
Expensed	(85,160)	(78,593)
Balance June 30,	$453,588	$333,424
Increase	194,488	63,478
Expensed	(177,858)	(121,512)
Balance September 30,	$470,218	$275,390

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

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Revenue	$10,090,699	$9,207,586	$29,574,746	$20,482,742

Cost of revenue	3,648,451	2,262,031	10,470,696	5,912,632
Gross profit	6,442,248	6,945,555	19,104,050	14,570,110
Gross margin	63.8%	75.4%	64.6%	71.1%
Operating expenses:
Payroll and benefits expense	6,831,844	5,925,165	21,273,114	14,988,845
Advertising	2,138,514	1,043,725	5,978,142	2,680,584
All other segment operating expenses	2,517,297	2,124,940	8,333,503	5,687,827
Payroll and benefits expense in cost of revenue	(1,527,893)	(1,190,722)	(4,852,620)	(2,825,762)
	9,959,762	7,903,108	30,732,139	20,531,494
Loss from operations	$(3,517,514)	$(957,553)	$(11,628,089)	$(5,961,384)
Other expense (income)	9,743	(76,020)	(288,797)	(318,555)
Income Tax Expense	135,658	84,876	420,654	280,819
Net Loss	$(3,662,915)	$(966,409)	$(11,759,946)	$(5,923,648)

Major Customers

For the three and nine months ended September 30, 2025 and 2024, there were no customers which accounted for more than 10% of product revenues. For the three and nine months ended September 30, 2025, patients with Medicare Part B coverage represented 54% and 56% of revenues, respectively. For the three and nine months ended September 30, 2025, approximately 18% and 18% of the Company's revenues, respectively, were derived from patients with Medicare Advantage insurance plans.

For the three and nine months ended September 30, 2024, patients with Medicare Part B coverage represented 55% and 44% of revenues, respectively. For the three and nine months ended September 30, 2024, approximately 24% and 27% of the Company's revenues were derived from patients with Medicare advantage plans, respectively. For the three and nine months ended September 30, 2024, a U.S. insurance payer represented 19% and 22% of product revenues, respectively.

Note 12 —Subsequent Events

Term Loan with Avenue Capital

On November 4, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as a lender (the “Lender”). Also on November 4, 2025, the Company entered into a Supplement to the Loan and Security Agreement (the “Supplement” and together with the Loan and Security Agreement, the “Loan Agreement”) with the Agent and the Lender.

The Loan Agreement provides for committed term loans in an aggregate principal amount of up to $17.5 million with (a) $12.5 million funded on the Closing Date (“Tranche 1”) and (b) up to $5.0 million to be funded at any time at the Company's discretion between November 4, 2026 and May 4, 2027, so long as no default or event of default has occurred and is continuing. Upon the mutual agreement of the Company and the Lender, the Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1 and Tranche 2, the “Loans”), to be funded between January 1, 2027 and December 31, 2027, as the Company and the Lenders may mutually agree. The Loans bear interest at an annual rate equal to the sum of 4.75% and the prime rate as reported in The Wall Street Journal, subject to a prime floor equal to The Wall Street Journal prime rate on Closing Date. The maturity date of the Loans is June 1, 2029 (the “Maturity Date”).

The Company will make interest only payments on the Loans until the 18-month anniversary of the Closing Date, subject to a 6-month extension if the funding of Tranche 2 has occurred. The Loan principal is repayable in equal monthly installments from the end of interest only period to the Maturity Date.

The Company may, at its option at any time, prepay the Loans in their entirety by paying the then outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to(i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. A final payment fee of 3.25% of the principal amount of the Loans (subject to certain reductions), is also due upon the Maturity Date or earlier date of prepayment of the Loans. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, in which the Agent is granted senior secured lien.

Pursuant to the Loan Agreement, the Company is subject to certain financial covenants requiring the Company to (i) maintain at all times $2.5 million in unrestricted cash, (ii) achieve at least 75% of its trailing three-month projected revenue and (iii) achieve cash burn for the trailing six months of no more than the greater of 150% of its projected cash burn or $2.0 million. The Loan Agreement contains customary representations, warranties and covenants and provides for events of default customary for term loans of this type.

Pursuant to the Loan Agreement, the Lender also has the right to convert up to $3.0 million of the outstanding principal of Tranche 1 and up to $1.0 million of the outstanding principal of Tranche 2 into shares of Company common stock (the “Conversion Securities”) at a price per share equal to 120% of the exercise price of the Warrant (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations.

In addition, subject to applicable law, the Lender may participate in certain equity financing transactions of the Company in an aggregate amount of up to $1.0 million on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminates upon the earlier of the Maturity Date and the repayment in full of all of the obligations under the Loan Agreement.

Warrant

On the Closing Date and pursuant to the funding of Tranche 1 under the Loan Agreement, the Company issued to the Lender a warrant to purchase up to $1,312,500 worth of shares of the Company’s common stock (the “Warrant”). The Warrant expires on November 4, 2030 (the “Expiration Date”) and has an exercise price per share equal to the lesser of (i) $0.96 and (ii) the price per share of the Company’s next bona fide round of equity financing before June 30, 2026 for the purposes of raising capital. In addition, upon a change of control, the Lender is entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price.

The Lender may exercise the Warrant at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Lender may also exercise the Warrant on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the Warrant. The Warrant is subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

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

We utilize digital ads on various platforms as well as television ads to reach patients who are potential candidates for our product. Once the prospective patient contacts us or is referred to us under our MyoConnect program, either our trained clinical staff or a trained Orthotics and Prosthetics (“O&P”) provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm. If the patient is covered by Medicare Part B, no pre-authorization is required and we can move directly to taking measurements of the patient's arm. This is done either in person, or in some cases using a digital measurement kit supplied to the patient. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the Veterans Administration (“VA”) for impaired veterans, and over 130 VA facilities have ordered devices for their patients.

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

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue for all of 2025. Our plan for the remainder of 2025 is to invest in increasing demand through paid advertising, the U.S. O&P channel and referral sources, while minimizing expenditures in order to reduce the cash burn.

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended September 30,		Period- to-Period Change		For the Nine Months Ended September 30,		Period- to-Period Change
	2025	2024	$	%	2025	2024	$	%
Revenue	$10,090,699	$9,207,586	$883,113	10%	$29,574,746	$20,482,742	$9,092,004	44%
Cost of revenue	3,648,451	2,262,031	1,386,420	61%	10,470,696	5,912,632	4,558,064	77%
Gross profit	$6,442,248	$6,945,555	$(503,307)	(7)%	$19,104,050	$14,570,110	$4,533,940	31%
Gross margin %	63.8%	75.4%		-11.6%	64.6%	71.1%		-6.5%

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

Revenue increased by approximately $0.9 million and $9.1 million, or 10% and 44%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Revenue increased due to a higher number of revenue units, driven by deliveries to Medicare Part B patients and O&P practices in the U.S. and Germany, and for the year-to-date period, a higher average selling price. Revenues generated through the direct billing channel were approximately $7.4 million and $22.6 million, or 73% and 76% of revenues in the three and nine months ended September 30, 2025, respectively, compared to approximately $7.4 million and $15.5 million or 81% and 76%, of revenues in the three and nine months ended September 30, 2024, respectively.

Cost of Revenue and Gross Margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, and costs for our quality and fulfillment organizations.

Gross margin was 63.8% and 64.6% for the three and nine months ended September 30, 2025 respectively, compared to 75.4% and 71.1% for the three and nine months ended September 30, 2024, respectively. The decreases in gross margin during the three and nine months ended September 30, 2025 were due primarily due to higher material costs, increased manufacturing overhead spending, including payroll and lease costs for our new headquarters and manufacturing facility, unfavorable changes in the amount of capitalized overhead to inventory in the periods and higher average selling price in the prior year due to timing of supplemental insurance payments.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$1,527,660	$1,248,870	$278,790	22%	$5,319,015	$3,212,309	$2,106,706	66%
Selling, clinical and marketing	5,254,246	3,401,182	1,853,064	54%	14,883,936	8,540,161	6,343,775	74%
General and administrative	3,177,856	3,253,056	(75,200)	(2)%	10,529,188	8,779,024	1,750,164	20%
Total operating expenses	$9,959,762	$7,903,108	$2,056,654	26%	$30,732,139	$20,531,494	$10,200,645	50%

Research and development

Research and development (“R&D”) expenses consist of costs for our R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to invest in enhancing our existing products in 2025 and expect R&D costs to increase on an annual basis, but at a lower rate of growth in the second half of the year as we focus on limiting the growth in operating expenses in general, while funding a randomized control trial to add to the existing body of research demonstrating the efficacy of the MyoPro for patients suffering from upper extremity impairment.

R&D expenses increased by approximately $0.3 million and $2.1 million, or 22% and 66%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher costs for payroll and outside engineering services as we are investing in order to accelerate our sustaining engineering and product development efforts.

Selling, clinical and marketing

Selling, clinical, and marketing (“SC&M”) expenses consist of costs for our field clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and other variable compensation, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense in the period in which the measurable work is performed. We expect SC&M expenses to increase in 2025 as we increase our advertising spending and clinical capacity to grow our revenues.

SC&M expenses increased by approximately $1.9 million and $6.3 million or 54% and 74%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher payroll costs due to increased headcount in our clinical functions to support higher expected sales volume in 2025 and increases in advertising expense in an effort to overcome challenges in lead generation and lead quality during the first half of 2025 and to support future revenue growth. Going forward, we intend to implement alternative sources for lead generation, such as referrals under our MyoConnect program.

General and administrative

General and administrative (“G&A”) expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We expect that G&A expenses will increase in 2025 as a result of increasing our reimbursement capacity in order to grow revenue in the direct billing channel, however the rate of growth in G&A expenses is expected to be lower in the second half of the year as we focus on limiting the growth of operating expenses in general.

G&A decreased by approximately $0.1 and increased by approximately $1.8 million, representing a decrease of 2% and an increase of 20%, during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease in the three months ended September 30, 2025 was due primarily to a reduction in the incentive compensation accrual, and the increase in the nine months ended September 30, 2025 was primarily due to increased payroll costs for additional headcount, as well as higher expense related to stock-based compensation.

Other (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2025	2024	$	%	2025	2024	$	%
Interest expense (income), net	$9,743	$(76,020)	$85,763	(113)%	$(288,797)	$(318,555)	$29,758	(9)%
Total other expense (income), net	$9,743	$(76,020)	$85,763	(113)%	$(288,797)	$(318,554)	$29,758	(9)%

Other expense (income), net was an expense of approximately $10,000 and income of approximately $288,800 for the three and nine months ended September 30, 2025 respectively, compared to other income of approximately $76,000 and $318,600 for the same periods in 2024, respectively. The decreases in other (expense) income, net during the three and nine months ended September 30, 2025 were due to interest expense on our revolving credit line and term loan, offset by higher interest income, related to a higher average investment balances compared to the prior year period.

Income tax expense

Income tax expense recorded during the three and nine months ended September 30, 2025 and 2024 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three and nine months ended September 30, 2025 as a result of higher taxable income compared to the same periods in 2024.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net loss	$(3,662,915)	$(966,409)	$(11,759,946)	$(5,923,648)
Adjustments to reconcile to Adjusted EBITDA:
Interest income	9,743	(76,020)	(288,797)	(318,555)
Depreciation expense	246,850	48,682	596,091	114,346
Stock-based compensation	583,991	324,185	1,519,083	552,580
Income tax expense	135,658	84,876	420,654	280,819
Adjusted EBITDA	$(2,686,673)	$(584,686)	$(9,512,915)	$(5,294,458)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$12,553,558	$24,372,373
Short-term investments	-	492,990
Total	12,553,558	24,865,363
Working capital	$13,746,529	$22,618,158

As of September 30, 2025, we had working capital of approximately $13.7 million and stockholders’ equity of approximately $14.6 million. We used approximately $13.4 million in cash for operating activities during the nine months ended September 30, 2025. Considering our current cash, and cash equivalents, and our operating plans discussed below, we believe there is sufficient cash, cash equivalents, and short-term investments to fund our operations and capital expenditures for the next 12 months from the date of this report.

We have historically funded our operations through financing activities, including raising equity and debt capital. In December 2024, we completed a public equity offering, pursuant to which we sold 3,450,000 shares of common stock at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. In July 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. We amended the Loan and Security Agreement in February 2025 to provide for, among other changes, a $3.0 million term loan facility, which is available to be drawn at any time until February 28, 2026. As of September 30, 2025, we had outstanding borrowings under the revolving credit line and term loan facilities of $1.0 million and $3.0 million, respectively. Our ability to borrow under these facilities is subject to various covenants. We are in compliance with these covenants as of September 30, 2025.

On November 4, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as a lender (the “Lender”). Also on November 4, 2025, we entered into a Supplement to the Loan and Security Agreement (the “Supplement” and together with the Loan and Security Agreement, the “Loan Agreement”) with the Agent and the Lender.

The Loan Agreement provides for committed term loans in an aggregate principal amount of up to $17.5 million with (a) $12.5 million funded on the Closing Date (“Tranche 1”) and (b) up to $5.0 million to be funded at any time at our discretion between November 4, 2026 and May 4, 2027, so long as no default or event of default has occurred and is continuing. Upon the mutual agreement of us and the Lender, the Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1 and Tranche 2, the “Loans”), to be funded between January 1, 2027 and December 31, 2027, as we and the Lenders may mutually agree. The Loans bear interest at an annual rate equal to the sum of 4.75% and the prime rate as reported in The Wall Street Journal, subject to a prime floor equal to The Wall Street Journal prime rate on Closing Date. The maturity date of the Loans is June 1, 2029 (the “Maturity Date”).

We will make interest only payments on the Loans until the 18-month anniversary of the Closing Date, subject to a 6-month extension if the funding of Tranche 2 has occurred. The Loan principal is repayable in equal monthly installments from the end of interest only period to the Maturity Date.

We may, at our option at any time, prepay the Loans in their entirety by paying the then outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to(i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. A final payment fee of 3.25% of the principal amount of the Loans (subject to certain reductions), is also due upon the Maturity Date or earlier date of prepayment of the Loans. The Loan is secured by a lien upon and security interest in all of our assets, including intellectual property, in which the Agent is granted senior secured lien.

Pursuant to the Loan Agreement, we are subject to certain financial covenants requiring us to (i) maintain at all times $2.5 million in unrestricted cash, (ii) achieve at least 75% of its trailing three-month projected revenue and (iii) achieve cash burn for the trailing six months of no more than the greater of 150% of its projected cash burn or $2.0 million. The Loan Agreement contains customary representations, warranties and covenants and provides for events of default customary for term loans of this type.

Pursuant to the Loan Agreement, the Lender also has the right to convert up to $3.0 million of the outstanding principal of Tranche 1 and up to $1.0 million of the outstanding principal of Tranche 2 into shares of our common stock (the “Conversion Securities”) at a price per share equal to 120% of the exercise price of the Warrant (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations.

In addition, subject to applicable law, the Lender may participate in certain of our equity financing transactions in an aggregate amount of up to $1.0 million on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminates upon the earlier of the Maturity Date and the repayment in full of all of the obligations under the Loan Agreement.

On the Closing Date and pursuant to the funding of Tranche 1 under the Loan Agreement, we issued to the Lender a warrant to purchase up to $1,312,500 worth of shares of our common stock (the “Warrant”). The Warrant expires on November 4, 2030 (the “Expiration Date”) and has an exercise price per share equal to the lesser of (i) $0.96 and (ii) the price per share of our next bona fide round of equity financing before June 30, 2026 for the purposes of raising capital. In addition, upon a change of control, the Lender is entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price.

The Lender may exercise the Warrant at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Lender may also exercise the Warrant on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the Warrant. The Warrant is subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

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

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(13,370,955)	$(6,655,632)
Net cash (used in) provided by investing activities	(2,463,748)	1,613,180
Net cash provided by financing activities	3,913,494	5,162,409
Effect of foreign change rate changes on cash	102,394	6,412
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,818,815)	$126,369

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2025 was primarily used to fund a net loss of approximately $11.8 million, adjusted for non-cash expenses in the aggregate amount of approximately $3.1 million and by approximately $4.7 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventory, prepaid expenses and other current assets and a decrease in accounts payable and accrued expenses.

The net cash used in operating activities for the nine months ended September 30, 2024 was primarily used to fund a net loss of approximately $5.9 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.8 million and by approximately $1.6 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable, inventory and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

Investing Activities. During the nine months ended September 30, 2025 we used $2.5 million in cash for investing activities During the nine months ended September 30, 2024, $1.6 million in cash was provided from investing activities. These amounts were impacted by the net difference between maturities and purchases of short term investments, purchases of furniture and leasehold improvements for our new headquarters facility, software development, and manufacturing and providing demo units of our new MyoPro2x to our field clinicians and to O&P practices in the U.S,.

Financing Activities. There was $3.9 million and $5.2 million in cash generated from financing activities during the nine months ended September 30, 2025 and 2024, respectively. In the nine months ended September 30, 2025, this primarily represents borrowings under our credit facilities. In the nine months ended September 30, 2024, this represents the net proceeds from our equity offering in January 2024.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date at the reasonable assurance level due to the material weakness in the design of effective information technology general controls over our enterprise reporting system described below.

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

As of September 30, 2025, we have implemented both new and modified controls around the provisioning of access rights and our change management processes, however, the material weakness will not be considered fully remediated until the design of these controls are determined to operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.

We believe the new controls implemented and changes in the design of certain of our existing controls are sufficient to remediate the material weakness once testing of the operation these controls has been finalized.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, and as a result of the material weakness described above, we believe that as of September 30, 2025, our internal control over financial reporting was not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses since inception. For the three and nine months ended September 30, 2025, we incurred net losses of $3.7 million and $11.8 million, respectively. For the year ended December 31, 2024, we incurred a net loss of $6.2 million. At September 30, 2025, we had an accumulated deficit of approximately $114.9 million. The extent and duration of future operating and net losses will depend on our ability to increase revenues, increase the number of patients entering our pipeline at a lower advertising cost per pipeline addition, our ability to manage fixed costs associated with clinical, reimbursement and manufacturing capacity, and our ability to compensate for additional R&D spending expected in 2025. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, and cash equivalents at September 30, 2025 were approximately $12.6 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. On December 6, 2024, we completed a public offering of our common stock, generating net proceeds of approximately $15.8 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“Silicon Valley Bank”), which provides us the ability to borrow up to $4.0 million against eligible accounts receivable. We borrowed $2.5 million under the line of credit during the three months ended June 30, 2025. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3 million term loan facility which could be drawn at any time until February 28, 2026. As of September 30, 2025, we have borrowings of $3.0 million against the term loan facility and $1.0 million on the line of credit. We believe that our existing cash, cash equivalents, short-term investments and restricted cash at September 30, 2025 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as those that have been referred to above, we may not be able to return to operating cash flow breakeven on a quarterly basis, and additional capital may be required.

If CMS amends, restricts, or retracts coverage requirements, its billing contractors and insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare Advantage insurance plans have historically been a significant portion of our overall revenues. However, Medicare Advantage plans have been reducing or delaying the number of authorizations for the MyoPro since the second half of 2024, which is negatively impacting our revenues. Approximately 18% and 24% of our revenues were derived from patients with Medicare Advantage insurance plans for the three months ended September 30, 2025 and 2024, respectively. CMS published reimbursement amounts for the MyoPro in February 2024, and were effective in April 2024. Revenues from Medicare Part B patients represented 54% of total revenue for the three months ended September 30, 2025. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. Further, continued utilization management efforts by Medicare Advantage plans could result in further decreases in authorizations. As a result of these factors, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business. See “Risks Related to our Reliance on Third Parties—We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products” for additional information.

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

Our cash, and cash equivalents September 30, 2025 was approximately $12.6 million. On January 19, 2024, we completed a registered direct offering of our common stock and pre-funded warrants, generating net proceeds of approximately $5.4 million. On December 6, 2024, we completed a public offering of our common stock, generating net proceeds of approximately $15.8 million. On July 11, 2024, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides us the ability to borrow up to $4.0 million against eligible accounts receivable under a revolving credit line. In February 2025, we entered into an amendment to the Loan and Security Agreement, which among other things, provided for a $3.0 million term loan facility which could be drawn at any time until February 28, 2026. We borrowed $3.0 million under the term loan facility and $1.0 million under the revolving credit line during the three months ended September 30, 2025. On November 4, 2025, we entered into a Loan and Security Agreement with Avenue Capital Management II, L.P., as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender, which provides us $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded at closing on November 4, 2025. Proceeds from this loan were used to repay the outstanding borrowings under the facility with Silicon Valley Bank and to pay fees and expenses, with the remainder to be used for general corporate purposes.

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

The terms of our Loan and Security Agreement with Avenue Capital Management II, L.P. and the lenders listed therein require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 4, 2025, we entered into a Loan and Security Agreement with Avenue Capital Management II, L.P., as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender (collectively, “Avenue”) (the “Loan and Security Agreement”) that is secured by a lien on all of our assets. Pursuant to the Loan and Security Agreement, we are subject to certain financial covenants requiring us to (i) maintain at all times $2.5 million in unrestricted cash, (ii) achieve at least 75% of our trailing three-month projected revenue and (iii) achieve cash burn for the trailing six months of no more than (A) 150% of our projected cash burn from the closing date of the Loan and Security Agreement through December 31, 2026 and (B) the greater of 150% of our projected cash burn or $2.0 million beginning January 1, 2027. The Loan and Security Agreement also contains customary affirmative and negative covenants and events of default for financings of this type, including covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any circumstance that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Risks related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in our Annual Report on Form 10-K for the year ended December 31, 2024. Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. During the three months ended June 30, 2025, CMS's billing contractors in two out of four billing regions began pre-payment audits of claims for MyoPro to determine if medical necessity had been appropriately documented. As of date of this Quarterly Report on Form 10-Q, Forty-three (43) claims have been selected for audit. The audit of 4 claims is currently in process. Of the remaining 39 claims with determinations, 31 have been paid and 8 are in the appeals process. Seven (7) claims have completed the appeals process, and all have been paid. We believe the majority of these claims will be reimbursed upon appeal. While the outcome of these appeals are unknown, we believe these claims are likely to be reimbursed.

Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in utilization management for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If CMS, the U.S. Department of Veterans Affairs (the “VA”) health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, from inception through September 30, 2025, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyoPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Date November 10, 2025

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)