Form 10-K
period 2025-12-31
MYOMO, INC.
filed 2026-03-09
CIK 1369290

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)a

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $62,359,266. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 2, 2026, the registrant had 38,511,715 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

Auditor Firm Id:	199	Auditor Name:	CBIZ, LLP	Auditor Location:	New York, NY, USA
Auditor Firm Id:	688	Auditor Name:	Marcum, LLP	Auditor Location:	New York, NY, USA

MYOMO, INC

2025 FORM 10-K ANNUAL REPORT

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

•
We have a history of operating losses. Investments in advertising, research and development (“R&D”) and clinical, reimbursement, and manufacturing capacity could result in a delay in our ability to achieve cash flow breakeven on a quarterly basis.
•
Our direct billing revenues are concentrated with a small number of payers, including the Centers for Medicare and Medicaid Services (“CMS”). Adverse changes in the reimbursement policies of these payers regarding the MyoPro could have an adverse effect on our business.
•
We may experience significant fluctuations in our quarterly and annual results.
•
We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.
•
If CMS amends, restricts, or retracts coverage requirements, its billing contractors and insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.
•
Changes made by direct to consumer advertising platforms (such as social media) in how they reach prospective patients could adversely impact our lead generation efforts, resulting in higher advertising cost per addition to our patient pipeline and have an adverse effect on revenues.
•
We may not have sufficient funds to meet our future capital requirements.
•
The terms of our Loan and Security Agreement with Avenue Capital Management II, L.P. and the lenders listed therein require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
•
We currently rely, and in the future will rely, on sales of our MyoPro products for our revenue, and we may not be able to achieve or maintain market acceptance or grow revenues in the orthotics and prosthetics (“O&P”) channel.

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

•
We sell to O&P providers who are free to market products that compete with the MyoPro, and we rely on these providers to market and promote our products in accordance with their U.S. Food and Drug Administration, FDA listings, select appropriate patients and provide adequate follow-on care.

•
The market for myoelectric braces is relatively new and the rate of adoption is uncertain, and important assumptions about the potential market for our products may be inaccurate.

•
Defects in our products or the software that drives them could adversely affect the results of our operations.

•
We are subject to extensive governmental regulations relating to the design, development, manufacturing, labeling, marketing, delivery and billing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

•
We depend on certain patents that are licensed to us. We do not control these patents and any loss of our rights to them could prevent us from manufacturing our products.
•
Our internal computer systems, or those of our customers, collaborators, other contractors, third-party service providers and vendors, may be subject to cyber-attacks, compromises, or security incidents, which could result in a material disruption of our product development programs.

•
Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.
•
Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants are exercised or converted or if Avenue Capital Management II, L.P., as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender (collectively, “Avenue”) elects to convert some principal payments into common stock.
•
We may not be able to maintain a listing of our common stock on the NYSE American.

•
The market price of our common stock has been and may continue to be volatile.
•
Since we sell products in several oversea markets, we are subject to foreign currency fluctuations, which may reduce our revenue per unit in dollars.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Item 1. Business

Overview

We are a wearable medical robotics company that offers functional improvement for those with neuromuscular disorders and upper limb paralysis. We develop and market the MyoPro product line. A MyoPro is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or paralyzed arm to enable and help improve functional activities of daily living, or ADLs, in the home and community. It is custom-fabricated by trained professionals during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help improve function in adults and adolescents with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders. We primarily provide devices directly to patients and bill their insurance companies directly, a sales channel we refer to as direct billing. Under direct billing, we evaluate, measure and fit the MyoPro devices using our own clinical staff or as circumstances dictate, utilize the clinical consulting services of orthotics and prosthetics, or O&P. We also sell our products through various other sales channels, including through O&P providers, which we expect to be a larger contributor to revenue in the future, the Veterans Administration, or VA, and to certain accounts and geographic markets outside the United States. We operate as one business segment.

Our goal is to help individuals who have suffered partial paralysis and can no longer support or move their arm or hand despite the best efforts of surgeons and rehabilitation therapists.

Our solution, the MyoPro custom fabricated limb orthosis, is for the upper limbs. The concept was originally pioneered in the 1960s, refined in the labs of the Massachusetts Institute of Technology, or MIT, and made commercially feasible through our efforts. Partial paralysis is severe muscle weakness or loss of voluntary movement in one or more parts of the body. The MyoPro is listed in the United States with the FDA as a Class II (510(k)-exempt) device (Biofeedback Device). We believe it is the only device commercially available in the United States that is able to help neuromuscular-impaired people who have been through therapy and have been left with partial paralysis regain movement in weak arms and hands using their own muscle signals. The device consists of a portable arm brace made of a lightweight metal and includes advanced signal processing software, non-invasive sensors, small motors, a lightweight battery unit, and 3D printed materials which are unique for each patient's arm and hand measurements. The product is worn to support the arm and hand and as a functional aid for reaching and grasping and has also been shown to have therapeutic benefits for some users to increase motor control.

The MyoPro’s control technology utilizes an advanced human-machine interface based on non-invasive, patented electromyography, or EMG, control technology that continuously monitors and senses, but does not stimulate, the affected muscles. The patient self-initiates movement through his or her weakened muscle signals that indicate the intention to move. In addition to supporting the weakened limb, the MyoPro functions as a neuro-muscular orthotic by helping regain movement to the impaired limb similarly to a myoelectric prosthetic for an amputee. It is prescribed by physicians and provided by trained clinical professionals as a custom-fabricated myoelectric elbow-wrist-hand orthosis.

In addition to stroke patients, we believe our technology may be used on medically appropriate patients to improve upper extremity movement in patients with peripheral nerve injury, spinal cord injury, cerebral palsy, or CP, traumatic brain injury, and other neurological disorders, depending on the individual patient’s condition.

Our strategy is to establish ourselves as the market leader in myoelectric limb orthotics, and to build a set of products, software applications, and value-added services based upon our patented technology platform, sized for adults, adolescents and children. We expect to introduce the MyoPro3, which will include further improvements over the MyoPro2x, and our MyoPal device for pediatric use at a future date.

The addressable market in the United States for products directed at all individuals with upper extremity paralysis, such as our MyoPro, is based on an estimated prevalence of 6.3 million people in the U.S. who have suffered a stroke according to Frontiers in Neurology, with approximately 60% of those having moderate to severe upper extremity impairment that persists up to six months after a stroke, or 3.8 million people. Of that population, we estimate that 10% to 20% of such individuals may be medically qualified candidates for a MyoPro whose insurance may reimburse for the device, which now includes Medicare Part B beneficiaries. In addition, we estimate that approximately 400,000 to 500,000 new patients are added to the prevalence population each year in the United States as a result of strokes. Though not all these new chronic patients are suitable for a MyoPro, we believe that between 40,000-80,000 of these patients per year could be. According to the National Institutes of Health, it is estimated that nearly 75% of all strokes occur in people aged 65 and over. With the Centers for Medicare and Medicaid Services, or CMS, reimbursing on a lump sum basis for the MyoPro and Medicare Advantage plans obligated to follow suit, assuming medical necessity is demonstrated, we believe our market opportunity is substantial.

To assess whether an individual is a medically-qualified candidate for a MyoPro, we and our channel partners utilize a variety of techniques to evaluate patients, including telehealth video conference sessions, in-person evaluations, screening days at various locations, and evaluations at clinical facilities where therapists and physicians refer patients for a MyoPro, which requires a physician’s prescription to be reimbursed by insurance. We use various media to educate individuals about the MyoPro solution for their impaired limbs, and we receive referrals from O&P providers and healthcare facilities such as VA Medical Centers.

In many cases, private health insurance companies reimburse providers for the MyoPro device. If we are serving the patient directly, then we bill the payer as the provider. If an O&P provider is responsible for working with and delivering the MyoPro to the patient, then we sell the custom-fabricated MyoPro device to the O&P provider at a wholesale price, to which they add their clinical services. The MyoPro is billed under two codes categorized as a brace; L8701 (Motion W, a multi-articulated non-powered wrist) and L8702 (Motion G, which includes a powered grasp). With the classification as a brace, the MyoPro is eligible to be reimbursed on a lump sum basis by CMS similar to other commercial insurance payers and on February 29, 2024, CMS published final payment determinations for these codes, which became effective April 1, 2024. These fees are typically updated annually to account for inflation and were recently updated to approximately $34,970 L8701 and $68,800 for L8702, effective January 1, 2026. The majority of our braces are billed as L8702.

We hold 35 patents in the United States and various countries, which expire at various times from 2027 through 2042, and we have 14 pending patent applications in the United States and international markets. Our intellectual property also consists of trade secrets related to myoelectric control software and mechanical designs from over ten years of R&D and product development activity.

We are headquartered in Burlington, Massachusetts.

Market Opportunity: Common Causes of Arm Paralysis

Stroke

According to the Centers for Disease Control and Prevention, or the CDC, stroke is one of the leading causes of disability in the United States affecting approximately 800,000 people per year. We have working relationships with rehabilitation facilities in the United States, including Cleveland Clinic, Spaulding Rehabilitation Hospital, Loma Linda University Medical Center, Kennedy Krieger Institute, University of Utah, and numerous VA Medical Centers, and we have developed an appropriate set of inclusion criteria to determine which persons that are affected by stroke would be medically qualified for the intervention.

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

Cerebral Palsy

Based on data provided by the CDC, the prevalence of CP, in the United States is approximately 70,000 for children ages 6-11 years old. CP is caused by brain injury or brain malformation that occurs before, during, or immediately after birth while the infant’s brain is under development.

Birth Brachial Plexus Injuries

During birth, some newborns suffer an injury to the brachial plexus nerve, which can result in arm paralysis. According to Boston Children’s Hospital, one to three births out of 1,000 involve a brachial plexus injury, with roughly 20-30% resulting in arm paralysis. We have a planned pediatric device on children who have suffered this nerve damage to assess its ability to improve function in upper limbs, and this new version of the MyoPro, which we refer to as MyoPal, is included in our product roadmap, after release of the MyoPro 3.

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

Orthotic devices are provided by clinical professionals who fit these devices. There are approximately 3,000 O&P facilities located in the United States. Additionally, the VA has been a pioneer in O&P. In fact, the design of the MyoPro Motion G powered grasp product is rooted in research conducted at the Boston-area VA in the 1990s. This research demonstrated that it is technically feasible to design a myoelectric elbow-hand orthosis; however, we believe that the product was not commercially practical until we were able to incorporate recent technological developments such as improved microprocessors and software, lightweight materials and motors, and smaller batteries to create an acceptable orthosis for users.

The MyoPro can enable individuals to self-initiate and control movements of a partially paralyzed or weakened limb using their own muscle signals. When the user tries to move, our patented EMG control system uses sensors to detect the weak muscle signal and to activate a motor to move the limb in the desired direction. The user is in control of their own limb; the brace amplifies their weak muscle signal to regain movement to the affected joint. Importantly, the EMG-driven device requires that users are actively engaged throughout the movement; if they stop trying to move, the device stops. With our product, someone who has upper extremity paralysis from a brachial plexus injury, stroke or other neuromuscular disorder may experience improved function in performing ADLs including feeding, reaching and lifting.

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
•
Fabrication typically takes less than 2 weeks. Once the brace is fabricated, it is delivered to the patient either by us, an O&P practice, or a trained professional at a VA hospital, who will fit the device on the patient. During this fitting, the device will be calibrated to the user’s individual muscle signal profile using our proprietary software, and adjustments to the brace can be made to optimize fit.
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

We believe that the use of the MyoPro is compelling since it enables functional improvement that can help users improve their ability to perform ADLs, which may allow them to return to work or improve their ability to be independent and remain at home. According to the CDC, 7% of adults aged 65 and over in the United States require daily help with ADLs. For patients without caregivers, the median annual cost of such long term, full-time support services is approximately $68,600 annually according to Kaiser Family Foundation. This approximates the cost to a payer for a MyoPro, which is paid once. With more than 70 million baby boomers now in, or headed into their retirement years, we believe that it is vital to keep beneficiaries in the lowest cost of care setting — the home.

Research and Development

We are committed to investing in a robust product development program and to supporting a variety of clinical research studies to enhance our products, increase the body of evidence to support prescribing and reimbursing our devices, and to grow our range of product offerings. Our R&D team is comprised of engineers with a mix of BS and MS degrees in electrical engineering, mechanical engineering, robotics engineering and computer science and augmented by outside resources as needed. The R&D team seeks to combine innovative research conducted over the last 50 years with cutting-edge innovations in robotics, machine learning, material science and artificial intelligence to continue to enhance our products and product offerings. Our regulatory, clinical, and customer service personnel work closely with our suppliers and providers to promote compliance with quality standards and good manufacturing processes, which we believe result in a high-quality product and limited customer issues.

We have continually enhanced our product offerings by increasing functionality for users by the addition of a multi-articulated wrist and introducing a powered grasp for the hand. Our flagship product is the MyoPro 2, introduced in June 2017, which features improvements in control technology, new configuration software and user interface, and a longer-lasting, pop-out battery for extended use of the brace and convenient replacement. In April 2025, we introduced the MyoPro2x, which incorporates more intuitive donning on top of other features, including 3D printed orthotics capability and software enhancements.

We plan, depending on available resources, to continually improve our system architecture and develop new product innovations based on our product roadmap and clinician feedback to increase the value and breadth of our product offerings.

Clinical Research Studies

Evidence of effectiveness involving myoelectric orthotics dates back to 1967. We have partnered with leading researchers to study the impact of the technology to regain movement to a paralyzed joint as well as the real-world benefit that comes from being able to independently perform ADLs in the home, vocational tasks at work, and community activities such as shopping. In 2023, a study was published based on data obtained from our internal outcomes patient registry that compared functional task performance while wearing a MyoPro. The results showed that the MyoPro provides stabilizing support to the weak warm of individuals after a stroke and enables individuals to use their impaired arm to complete functional tasks independently in the home environment. An additional study has been completed and published that used a validated outcome measure called Disabilities of the Arm, Shoulder and Hand, or DASH, to study improvements in the arms of patients that wear a MyoPro. The results showed statistically significant and clinically meaningful improvement in DASH scores. In addition to this research, several institutions have active funded research programs. In February 2022, researchers with the Cleveland VA published a study showing clinically significant gains in motor function in individuals with chronic moderate-to-sever arm weakness. Currently funded studies include a randomized control trial by the Kessler Foundation, using the MyoPro to study the restoration of upper extremity motor function in people with spinal cord injury, and a randomized control trial at the Cleveland VA using the MyoPro for stroke patients using motor learning in therapy and home use. In 2025, a systematic review published in Topics in Stroke Rehabilitation evaluated clinical studies of upper-extremity myoelectric orthoses (UE-MEOs), including devices such as the MyoPro, in individuals with stroke or traumatic brain injury. The authors reported that the available evidence suggests that use of a UE-MEO as a compensatory tool is a viable option to assist movement and help individuals to perform functional activities, while the evidence of UE-MEO to assist repetitive task practice in restorative motor rehabilitation is mixed. These current findings are concordant with the recommendations in the 2016 AHA/ASA guidelines on stroke rehabilitation and recovery for this class of devices, which considered them to be a viable option to recommend/prescribe to individuals with moderate to severe UE paresis for home use with a Class IIa Level A evidence level. The review also noted the importance of continued research to further strengthen the clinical evidence base. In addition, we are collaborating with researchers at the University of Utah to conduct a randomized control clinical trial designed to evaluate functional outcomes associated with use of the MyoPro compared to usual care. The study is expected to enroll approximately 50 participants and follow them for six months.

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

To generate awareness and interest in our products, we advertise on television and through social media. In addition, our clinical teams educate therapists and physicians through in-services and other educational events, which can lead to patient referrals under a new program we refer to as MyoConnect, and we directly educate and inform those individuals who are potential candidates for our products. Once the prospective patient contacts us or is referred to us, either our trained clinical staff or a trained O&P provider evaluates the patient for their suitability as a candidate. In instances where we are the provider, the initial clinical screening is often conducted using a telehealth platform. Next, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a standard written order is obtained from the patient’s physician in conjunction with a face-to-face visit. Once these documents are obtained and reviewed to ensure our inclusion criteria are met, we will proceed to measure the patient’s arm, manufacture and provide the device to a qualifying Medicare patient. For patients with Medicare Advantage or other commercial insurance, our patient and market access team submits a pre-authorization request to the patient’s insurer. If we receive a pre-authorization, we will proceed to complete the aforementioned activities resulting in the delivery of a MyoPro to the patient. This go-to-market approach is what we refer to as direct billing. We also call on hospitals and O&P practices that provide our products to their patients as well as indirect sales through O&P providers in Europe and Australia. The MyoPro product line has been approved by the VA system for impaired veterans, and more than 130 VA facilities have ordered devices for their patients.

Since we began marketing our products directly to patients in 2019, our business development efforts have focused on developing a pipeline of patients in our reimbursement process and expanding the number of payers reimbursing for our products. As of December 31, 2025, 1,528 patients were in our reimbursement pipeline, a 10% increase compared to 1,389 patients in the pipeline at December 31, 2024. As of December 31, 2025, 199 MyoPro units were in backlog, which we define as patients for whom we received insurance authorization, or in the case of Medicare Part B patients, those who have been qualified for delivery through receipt of required medical documentation, but revenue has not been recognized. This represents a 27% decrease over 272 patients in backlog at December 31, 2024. Revenue increased 26% in 2025, despite the year-over-year decrease in backlog, due to operational improvements enabling lower cycle times and increased velocity of revenue, resulting in an increasing number of revenue units coming from authorizations and orders within a reporting period.

To bring the MyoPro to what we believe is the large number of potential patients outside of the United States, we met the criteria to apply the CE mark under the European Union (EU) Medical Devices Directive, or EU MDD, following the applicable conformity assessment procedure and our declaration of conformity that the product complies with the essential requirements of such legislation, so that the MyoPro can be marketed in the EU. We also obtained our medical device license for Canada, enabling us to provide the MyoPro to patients in that country. We have entered into agreement with O&P providers in the United Kingdom, Denmark, Germany, Italy, and Australia.

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

Implantable Devices

Companies such as MicroTransponder, Inc. are marketing implanted devices that stimulate the vagus nerve to help recover movement in the upper extremity. Combined with physical and occupational therapy, it is claimed that a patient can regain more arm and hand function with the implant plus therapy than therapy alone can provide.

Potential New Products from O&P Manufacturers

If our business grows, interest may develop among new or existing manufacturers of other O&P devices that compete with the MyoPro, which may or may not challenge the validity of our intellectual property. Some new products have been introduced that compete with the MyoPro from companies such as Neurolutions in the United States and Vincent Systems and HKK Bionics in Germany.

Intellectual Property

Our intellectual property efforts have focused on improvements to the patents that we licensed from MIT, which expired in 2023. Myomo has 35 of its own issued patents. These additional patents cover our MyoPro Motion G product. The Motion G product, which allows for the movement of multiple joints as compared to a single joint, which is the technology that underlies the patents previously licensed from MIT. The Motion G generated 96% of our product revenue for the year ended December 31, 2025. In January 2013, Myomo’s patent entitled Powered Orthotic Device was granted in Europe (European Patent No. 2079361), which is validated (currently in force) in six European countries. In June 2014, a substantially similar patent was granted in Japan (Japanese Patent No. 5557529). In November 2013 and January 2015, Myomo’s first two U.S. patents were issued entitled Powered Orthotic Device and Method of Using Same (U.S. Pat. Nos. 8,585,620 and 8,926,534, respectively). On July 26, 2016, Myomo’s third U.S. patent was issued (U.S. Pat. No. 9,398,994). In September 2020, Myomo’s fourth U.S. patent was issued entitled Powered Orthotic Device and Method of Using the Same (U.S. Pat No. 10758394B2). In 2023, Myomo was issued two additional U.S. patents, Self Donning Powered Orthotic Device (U.S. Pat No. 11712360) and Powered Orthotic Device and Method of Using Same (U.S. Pat No. 11826275). Similar patents have been issued in China, Hong Kong, and Japan and is validated (currently in force) in six European countries (European Patent No. 3307225). We also have 10 pending U.S. patent applications and 5 foreign applications under examination. We plan to continue to file additional patent applications over time. The longest term of our patents extends intellectual property rights until 2042.

In terms of trademarks, the terms Myomo, MyoPro, MyoPal, MyoCare and MyoCoach are registered as trademarks with the U.S. Patent & Trademark Office, as well as in other countries. We have been making the required filings to maintain our trademarks.

Government Regulation

The MyoPro device and our operations including our supply chain and distribution channels are subject to regulation by the FDA and various other U.S. federal and state agencies. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified as Class I, Class II or Class III, depending on the degree of risk associated with the device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA premarket review. We have elected to list the MyoPro Family of products under a Class II device classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a battery powered, external limb orthosis device that is indicated for muscle relaxation or muscle re-education are generally 510(k)-exempt under the classification regulation. While we believe our device to be exempt from FDA premarket review, our device is subject to FDA’s post-market requirements, which include compliance with the applicable portions of the FDA’s Quality Management System Regulation (“QMSR”) facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

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

• sets up a central database referred to as the European Database of Medical Devices (“EUDAMED” to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

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

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU MDR. Under this system, serious incidents and field safety corrective actions , or FSCAs must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until the relevant EUDAMED model is fully functional and mandatory use commences, the corresponding provisions of the EU MDD continue to apply in line with MDR transitional arrangements and guidance. A serious incident is defined as any incident, which, directly or indirectly, led, might have led or might lead to the death of a patient or user or other person, or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health, or a serious public health threat. In addition, among the new requirements of the EU MDR, manufacturers (and authorized representatives) must have available within their organization at least one person responsible for regulatory compliance, or PRRC, who possesses the requisite expertise in the field of medical devices. The PRRC is notably responsible for compliance with post-market surveillance and vigilance requirements. The European Commission has adopted various harmonized standards relating to the design and manufacture of medical devices (such as the international quality management system standard for medical devices set by the International Organization for Standardization or ISO, ISO13485:2016) which are not mandatory however, if complied with, indicate that the device satisfies the applicable element of the general safety and performance requirements.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU member states plus Norway, Liechtenstein and Iceland.

In the UK regulations require medical devices to be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) before being placed on the Great Britain market. If a manufacturer of a device placed on the market in Great Britain is based outside of the UK, the manufacturer must appoint a UK responsible person with a registered place of business in the UK to act on the manufacturer’s behalf in respect of certain activities (e.g. device registration). CE marks issued by EU notified bodies to place medical devices on the market in the EU will remain valid in the UK up until, at the latest, June 30, 2028 (for CE marks issued under the EU MDD) or June 30, 2030 (for CE marks issued under the EU MDR), following which a UK Conformity Assessed, or UKCA, mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to such dates. UKCA marking is, however, not recognized in the EU. The EU regulatory framework on medical devices continues to apply in Northern Ireland under the Windsor Framework and medical devices in Northern Ireland may either carry an EU CE mark or a UK and Northern Ireland CE mark, or CE UK(NI), although devices bearing the CE UK(NI) marking will not be accepted on the EU market.

We, together with Cogmedix, our primary contract manufacturer, actively maintain a quality management system for product design and development, manufacturing, distribution, and customer feedback processes in accordance with FDA’s QMSR and ISO 13485:2016. Following the introduction of a product, the FDA and comparable foreign agencies may engage in periodic audits of our quality management system, the product performance, and our advertising and promotional materials. These regulatory controls, as well as any changes in the policies of the FDA or comparable foreign agencies, can affect the time and cost associated with the development, introduction and continued availability of new products. We work to anticipate these factors in our product development processes.

In addition to our EU and UK authorization as outlined above, we have a Medical Device License for Canada. In addition, Myomo has obtained certification of our Quality System, or QS, to the Medical-Device-Single-Audit-Program, or MDSAP. This certifies compliance of the QS for sales in the United States, Canada, Brazil, Australia, and Japan. If we enter into other jurisdictions with additional international partners, we will need to seek the appropriate government approval to supply the devices in these countries. If we fail to comply with applicable foreign regulatory requirements, we may be subject to various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Healthcare and Privacy Laws and Regulation

As an accredited Medicare provider, we are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. CMS recently mandated that DMEPOS providers be subject to reaccreditation on an annual basis, beginning with the annual period after expiration of the current accreditation. We will be subject to these requirements starting in 2027. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, CMS, other divisions of the Department of Health and Human Services, or HHS, such as the Office for Civil Rights or the Office of Inspector General, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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
•
the federal Physician Payments Sunshine Act, created under the Affordable Care Act (“ACA”), and its implementing regulations, which require manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union’s General Data Protection Regulation, as amended and interpreted from time to time); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could, despite efforts to comply, be subject to challenge under one or more of such laws. Moreover, efforts to ensure that our business arrangements comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations, including evolving enforcement theories and the increased use of data analytics by enforcement authorities. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Health Insurance Reimbursement

In the United States and markets in other countries, patients who are prescribed medical devices for their conditions and providers delivering the prescribed devices generally rely on third-party payers to reimburse all or part of the associated healthcare costs. MyoPro devices are typically reimbursed by the patient’s health insurance plan, which include government health programs in the United States such as Medicare, commercial health insurers and managed care organizations. To obtain approval for reimbursement, payers require various items which may include a physician’s written order, a history of the patient’s medical condition and past treatment, and demonstration of medical necessity. Factors payers consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective, and medically necessary; appropriate for the specific patient; cost effective, and neither experimental nor investigational.

Our Patient and Market Access Team assists patients in developing and submitting this documentation for coverage of the prescribed MyoPro. Since the MyoPro is a relatively new device, payers may not be familiar with the device, and in some cases, payers may deem it to be experimental or investigational and establish non-coverage policies for the device. National and regional commercial plans, worker’s compensation programs, auto insurance carriers, Medicare Advantage plans, and some state Medicaid plans have paid for the MyoPro orthosis on a lump sum basis. Beginning January 1, 2024, CMS reimburses for the MyoPro on a lump sum basis. For payers other than CMS, the reimbursement process usually requires obtaining a pre-authorization for the MyoPro from the patient's insurer, and if the authorization request is initially denied by the payer, we may provide support to the patient, or the O&P provider as the case may be, in appealing the decision. We have been successful in obtaining coverage for the MyoPro on a case-by-case basis and we continue to follow up on other cases in our reimbursement pipeline which are pending an insurance decision.

Two HCPCS codes for the MyoPro, L8701 and L8702, issued by CMS, are in effect. under the brace benefit category, which makes the MyoPro eligible to be reimbursed on a lump sum On February 29, 2024, CMS published final payment determinations for the MyoPro Motion W (L8701) and for the MyoPro Motion G (L8702) which became effective April 1, 2024. These fees are typically updated annually to account for inflation and were recently updated to approximately $34,970 for the Motion W and approximately $68,800 for the Motion G, effective January 1, 2026, subject to annual fee schedule updates and future CMS rulemaking.

Medicare Advantage insurance plans are obligated to provide coverage that is no less than that available under the original Medicare (and therefore to cover and reimburse for the MyoPro), so long as the device is deemed to be medically necessary for their beneficiaries, subject to plan-specific coverage policies, utilization management practices, and determinations, regarding whether the device is not experimental or investigational. Such determinations by these payers continue to be determined on a case-by-case basis. During the year ended December 31, 2025, we entered into contracts with Medicare Advantage plans and other commercial payers covering approximately 35 million lives however, contracts do not guarantee reimbursement.

Based on the final published fees, our O&P partners, as well as others whom we do not work with today, may find the fees sufficient to cover the cost of the MyoPro device, the clinical services to evaluate and fit patients, and the other support services associated with provisioning of products to patients, which may result in higher sales volume from that channel in 2026 and beyond.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how future legislative, regulatory, or administrative actions aimed at healthcare reform, if any, may impact our business.

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

Manufacturing

Myomo’s custom fabricated orthosis is comprised of two elements. The first is the electromechanical kit. The kit consists of the motor units, processor, sensors, and battery. Manufacturing for the electromechanical kit is provided by our supplier Cogmedix, a wholly owned subsidiary of Coughlin Companies in Worcester, MA. As part of our cost reduction plans, we intend to insource a portion of the manufacturing for these items in 2026. The second element is the custom fabrication of the orthosis itself from measurements obtained either in person or remotely. A third-party, AB Corp, creates the orthotic parts from these measurements and the fabrication of the device is done in our facility in Burlington, Massachusetts.

In January 2025, we completed the move of our manufacturing operations from Boston to our new headquarters facility in Burlington, MA. We have double the manufacturing floor space compared to our prior facility in Boston. Our available capacity further increased when we took possession of an additional 7,500 square feet of manufacturing space in July 2025. Our current capacity is 120 units per month, and we have the ability to expand manufacturing capacity in this facility as demand increases. If the volume and geographic reach of our sales expand further, we may seek additional sources for manufacturing and custom fabrication of the devices as our needs may require, or expand our manufacturing space and capacity.

Employees and Human Capital

As of December 31, 2025, we employed a total of 194 ful-time employees and 1 part-time employee. All employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to retain highly skilled employees and personnel. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, support for programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. We value diversity at all levels and seek to make our workforce as diverse and inclusive as we can and offer advancement opportunities based on merit and performance.

Corporate Information

We were incorporated in the state of Delaware on September 1, 2004. Our common stock trades under the symbol “MYO.” Our principal executive offices are located at 45 Blue Sky Drive, Suite 101, Burlington, MA 01803, and our telephone number is (617) 996-9058.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.myomo.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. In addition, our Code of Business Conduct and Ethics and Charters of our Audit Committee, Compensation Committee, Technology, Quality, and Regulatory Committee, Nominating and Corporate Governance Committee and Lead Independent Director are available on our website and are available in print to any stockholder who requests such information.

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

We have a history of losses since inception. For the years ended December 31, 2025 and 2024 we incurred net losses of $15.6 million and $6.2 million, respectively. At December 31, 2025, we had an accumulated deficit of approximately $118.1 million. The extent and duration of future operating and net losses will depend on our ability to increase revenues, increase the number of patients entering our pipeline at a lower advertising cost per addition to our patient pipeline, or Cost Per Pipeline Add, our ability to manage fixed costs associated with clinical, reimbursement and manufacturing capacity and our ability to compensate for an elevated level of research and development ("R&D") spending. However, there can be no assurance that we can cost effectively grow our revenues without requiring additional capital.

Our cash, cash equivalents and short-term investments at December 31, 2025 were approximately $18.4 million. On November 4, 2025, we entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Avenue, which provided us with $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded at closing on November 4, 2025. A portion of these funds were used to re-pay in full the debt outstanding with Silicon Valley Bank. We believe that our existing cash, cash equivalents and short-term investments at December 31, 2025 will be sufficient to fund our operations for the twelve months from the date of this report. If we encounter obstacles such as those that have been referred to above, we may not be able to return to operating cash flow breakeven on a quarterly basis, and additional capital may be required.

Our direct billing revenues are concentrated with a small number of payers, including CMS. Adverse changes in the reimbursement policies of these payers regarding the MyoPro could have an adverse effect on our business.

Revenues from providing the MyoPro directly to patients, a sales channel we refer to as direct billing, represented 74% and 78% of product revenues for the years ended December 31, 2025 and 2024, respectively. In 2024, we began providing the MyoPro to Medicare Part B patients. Revenues from patients with Medicare Part B represented 54% and 49% of total revenues for the years ended December 31, 2025 and 2024, respectively. Our historical focus on patients with commercial insurers who have previously reimbursed for the MyoPro also impacts our payer concentration. Beginning in September 2021, a large Medicare Advantage insurer that has historically reimbursed for the MyoPro began denying claims after having granted a pre-authorization and after we delivered the devices to patients, and these post-service denials currently continue. Revenues from patients insured by this payer represented 7% and 18% of total revenue during the years ended December 31, 2025 and 2024, respectively. With a small number of exceptions, appeals filed with the payer have been successful and these claims have ultimately been paid. However, this payer is now providing us with fewer pre-authorizations to serve new patients, requiring additional appeals efforts. This is common with other Medicare Advantage plans as well. If CMS were to change their coverage and reimbursement criteria for the MyoPro, or the aforementioned commercial payer and other Medicare Advantage payers further reduce the number of MyoPro’s that they will authorize for their insured patients, our revenues and cash flows would be negatively impacted, which would have an adverse effect on our business.

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

While it has not had a material impact on our business to date, we sell our products in countries throughout the world and import materials into the United States. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products are difficult to predict and may have a material adverse effect on us. These developments may include export controls, tariffs or changes in reimbursement policies for Medicaid and Medicare. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which was subsequently suspended for a period of one month. The U.S. has also imposed significant tariffs on imports from China and other countries, and these tariffs may continue to escalate, depending on the status of trade negotiations. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While we estimate that tariffs assessed on our imports are expected to have less than a 100 basis point (1%) impact on gross margin in 2026, we cannot provide any assurance that the final tariffs actually imposed, changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, will not have a material adverse effect on our financial condition or results of operations.

Risks related to our Reliance on Third Parties

We may not be able to obtain third-party payer reimbursement, including reimbursement by Medicare, for our products.

Sales of our device depend, in part, on the extent to which our products are covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in this Annual Report on Form 10-K. Third-party payers are increasingly challenging the prices charged, examining the medical necessity and creating additional restrictions on coverage, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. For example, revenue from patients with Medicare Advantage plans decreased by 2% in 2025 compared to 2024. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, CMS may issue local or national coverage determinations which could result in more restrictive coverage for our products. The coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

In addition, the absence of in-network contracts with Medicare Advantage plans or commercial insurers could result in heightened utilization management, prior authorization, or denials for out-of-network patients. Currently, we are almost entirely dependent on third parties to cover the cost of our products to patients and rely on their reimbursement for the cost of our products. If CMS, the VA, Medicare Advantage organizations, health insurance companies and other third-party payers do not provide adequate coverage or reimbursement for our products, then our sales will be limited to clinical facilities and individuals who can pay for our devices without reimbursement. To our knowledge, from inception through December 31, 2025, fewer than 50 units have been self-paid or funded by non-profit foundations. Some commercial health insurance plans have published statements that they will not cover the cost of the MyoPro for their members. In the event we are unsuccessful in obtaining additional coverage and adequate reimbursement for our products from third-party payers, our sales will be significantly constrained. Currently, reimbursement for the cost of our products is obtained primarily on a case-by-case basis until such time, if any, we obtain broad coverage policies with Medicare and third-party payers. There can be no assurance that we will be able to obtain these broad coverage policies or that Medicare or its local administrative billing contractors will not establish more restrictive coverage requirements for the MyPro in the future (for example, in the form of a local or national coverage determination). See section titled “Business Section – Government Regulation – Health Insurance Reimbursement”, in this Annual Report on Form 10-K.

In connection with Medicare reimbursement, in November 2023 CMS reclassified the MyoPro from the durable medical equipment benefit to the brace benefit category effective January 1, 2024, thereby allowing for lump sum reimbursement. Such lump sum reimbursements based on the fees posted by CMS are now being made. CMS published final payment determinations for the MyoPro Motion W (L8701) and the MyoPro Motion G (L8702), effective April 1, 2024. These fees are typically updated annually to account for inflation and were recently updated to approximately $34,970 for the Motion W and approximately $68,800 for the Motion G, effective January 1, 2026. Our claims can be reviewed, audited, or subject to recoupment on a case-by-case basis at any time by CMS, its contractors, or other government authorities.

There can be no assurance that these fees will be sufficient to permit us to generate gross margin required to allow us to operate on a profitable basis. Third-party payers may also continue to deny or limit coverage, limit reimbursement or reduce their levels of payment, or our costs of production may increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to operate profitably could negatively impact market acceptance of MyoPro.

If CMS amends, restricts, or retracts coverage requirements, its billing contractors and insurers offering Medicare Advantage insurance plans may restrict what they reimburse for the MyoPro, which would have an adverse effect on our business.

Revenues from patients who are covered by Medicare and Medicare Advantage insurance plans have historically been a significant portion of our overall revenues. However, Medicare Advantage plans have been reducing the number of authorizations for the MyoPro since the second half of 2024, which is negatively impacting our revenues. Revenue from patients with Medicare Advantage insurance plans decreased 2% in 2025 compared to 2024. Approximately 20% and 25% of our product revenues were derived from patients with Medicare Advantage insurance plans for the years ended December 31, 2025 and 2024, respectively. CMS published reimbursement amounts for the MyoPro in February 2024, which became effective in April 2024. Revenues from Medicare Part B patients represented 54% and 49% of total revenue for the years ended December 31, 2025 and 2024, respectively. If CMS amends, restricts, or retracts its November 2023 rule classifying MyoPro as a brace, amends or retracts any published fees, or establishes more restrictive inclusion criteria for coverage, our Medicare revenues could be negatively impacted and insurers offering Medicare Advantage insurance plans may no longer cover or adequately reimburse for the MyoPro. Further, continued utilization management efforts by Medicare Advantage plans could result in further decreases in authorizations. As a result of these factors, our overall revenues and cash flows would be negatively impacted, which could have an adverse effect on our business.

Changes made by direct to consumer advertising platforms (such as social media) in how they reach prospective patients could adversely impact our lead generation efforts, resulting in higher advertising cost per addition to our patient pipeline and have an adverse effect on revenues.

We rely on a variety of direct-to-consumer advertising companies to help us reach and educate prospective patients, their caregivers, and families regarding the potential benefits of the MyoPro. These companies are subject to various privacy laws and regulations regarding the use of protected patient health and other identifying information in advertising activities. Changes in the algorithms and other methods used by these companies to remain in compliance with these laws and regulations, which we do not control, nor have input into, may adversely affect our lead generation, our Cost Per Pipeline Add, and our revenues. For instance, in the first quarter of 2025, a social media advertising company we utilize made a change to the algorithm they use to target prospective patients. This change negatively impacted lead generation and Cost Per Pipeline Add during 2025. Methods and algorithms used by media companies are continually evolving and we cannot provide any assurance that future changes will not impact our revenues and results of operations.

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

While we are the manufacturer of record with the U.S. Food and Drug Administration, (the “FDA”) for the MyoPro device we sell, we have contracted with Cogmedix, Inc. (“Cogmedix”), a contract manufacturer with expertise in the medical device industry, for the contract manufacture of certain subassemblies and the sourcing of some of our components and raw materials. Pursuant to this contract, Cogmedix manufactures subassemblies for the MyoPro pursuant to our specifications at its facility in West Boylston, Massachusetts. As the manufacturer of the MyoPro, we ultimately remain responsible to the FDA for overseeing Cogmedix’s manufacturing activities to ensure that they conform with product specifications and applicable laws and regulations, including FDA’s good manufacturing practice requirements for medical devices. Any failure to effectively oversee the regulatory compliance of the product and contract manufacturing activities by Cogmedix can lead to potential enforcement actions, including civil or criminal liabilities, as well as recalls with the FDA. We may terminate our relationship with Cogmedix at any time upon sixty (60) days’ written notice. For our business strategy to be successful, Cogmedix must be able to manufacture our subassemblies in sufficient quantities, and to source raw materials and components, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, or supply chain constraints that may arise for any number of reasons, could strain the ability of Cogmedix to manufacture an increasingly large supply of our current or future subassemblies in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, the process of moving our manufacturing activities would be time-consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Further, any new contract manufacturer would need to be compliant with FDA regulations and the international management system standard for medical systems set by the International Organization for Standardization (“ISO”), ISO 13485:2016.

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

Our cash, cash equivalents and short-term investments at December 31, 2025 was approximately $18.4 million. On November 4, 2025, we entered into a Loan and Security Agreement with Avenue, which provided us with $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded at closing on November 4, 2025. A portion of the proceeds were used to re-pay in full amounts outstanding under our credit facility with Silicon Valley Bank.

Our ability to grow our business is dependent on our ability to generate sufficient cash flows from operations or to raise additional capital to meet our obligations, if necessary. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operations for at least the next twelve months from the issuance date of this Annual Report on Form 10-K. If additional capital is required to achieve operating cash flow breakeven, we may be unable to obtain additional funds on reasonable terms, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. If we are unable to raise additional funds, we may need to delay, modify or abandon some or all of our business plans or cease operations. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on our existing or any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. Our term loan facility with Avenue requires us to meet financial and operating covenants, which could place limits on our operations, decrease our liquidity and increase the amount of cash flow required to service our debt. If we raise funds through the issuance of equity securities, such issuance could result in dilution to our stockholders and the newly issued securities may have rights senior to those of the holders of our common stock.

The terms of our Loan and Security Agreement with Avenue require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 4, 2025, we entered into a Loan and Security Agreement with Avenue that is secured by a lien on all of our assets. Pursuant to the Loan and Security Agreement, we are subject to certain financial covenants requiring us to (i) maintain at all times $2.5 million in unrestricted cash, (ii) achieve at least 75% of our trailing three-month projected revenue and (iii) achieve cash burn for the trailing six months of no more than (A) 150% of our projected cash burn from the closing date of the Loan and Security Agreement through December 31, 2026 and (B) the greater of 150% of our projected cash burn or $2.0 million beginning January 1, 2027. The Loan and Security Agreement also contains customary affirmative and negative covenants and events of default for financings of this type, including covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In addition, we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations. If we default under the terms of the Loan and Security Agreement, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any circumstance that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Risks Related to Competitors and Our Market

The industries in which we operate are highly competitive and subject to rapid technological change. The publishing of fees for the HCPCS billing codes for our products may attract competition. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

Industrial and medical robotics is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. We are experiencing competition in the United States from companies such as Neurolutions and MicroTransponder, Inc., and in Germany from companies such as Vincent Systems and HKK Bionics. Publication of fees by CMS under our HCPCS billing codes L8701 and L8702 is also expected to attract competition in the United States. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, and have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

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

If these independent O&P providers do not comply with applicable coverage or billing requirements or do not provide adequate follow-on care, then our reputation may be harmed by patient dissatisfaction. This could also lead to product returns and adversely affect our financial condition. When issues with O&P providers have arisen in the past, we have supplied additional training and documentation and/or ended the business relationship.

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

The market for myoelectric braces, or orthotics, is relatively new and the rate of adoption is uncertain. Our estimates of market size are derived from statistics regarding the number of strokes and other afflictions but not necessarily limited to those with upper extremity impairment. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if orthotics will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the occurrence of upper extremity paralysis in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with upper extremity paralysis would be able to use orthotics in general, or our current or planned future products in particular. In order to use our current products marketed to those with upper extremity paralysis, users must meet a set of inclusion criteria and not have a medical condition which disqualifies them from being an appropriate candidate. Future products for those with upper extremity paralysis may have the same or other restrictions. Our business strategy is based, in part, on our estimates of the number of upper extremity impaired individuals and the incidence of upper extremity injuries in our target markets and the percentage of those groups that would be able to use our current and future products that also carry insurance that will reimburse for the device. Our assumptions and estimates may be inaccurate and may change.

If the upper extremity orthotics market fails to develop or develops more slowly than we expect, or if we have relied on sources or made assumptions or estimates that are not accurate, our business could be adversely affected.

In addition, because we operate in a relatively new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the market on the whole. Further, adverse regulatory findings or reimbursement-related decisions with respect to other products could negatively impact the entire market and, accordingly, our business.

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

While clinical data have established the safety of MyoPro products, our products undergo periodic updates for various reasons, including performance and reliability improvements and cost reductions. For example, in April 2025, we announced the availability of MyoPro2x. Because MyoPro users generally do not have feeling in their upper extremities, they may not immediately notice adverse effects from updates to the MyoPro, which could exacerbate their impact. If MyoPro products are shown to present new risks or to be unsafe or cause such unforeseen effects in the future, our business and reputation could be harmed, including through field corrections, withdrawals, removals, mandatory product recalls, suspension or withdrawal of FDA registration, significant legal liability or harm to our business reputation.

Risks Related to Collaborations and Licensing Agreements

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop the MyoPro and to pursue new markets. We are selling the MyoPro in several European countries, as well as Australia. In January 2021, we announced that we had entered into a joint venture with Beijing Ryzur Medical Investment Co., Ltd. (“Ryzur Medical”), to manufacture and sell the products containing our technology in China, including Hong Kong, Taiwan and Macau. The company is named Jiangxi Myomo Medical Assistive Appliance Co., Ltd. (the “JV Company”). In December 2021, we entered into a technology license agreement and a trademark license agreement with the JV Company, under which we were entitled to receive a license fee of $2.7 million, which we received in 2023, and the JV Company committed to purchase a minimum of $10.75 million of MyoPro control units over the next ten years. In November 2025, we were notified that Ryzur Medical filed for bankruptcy in China and is in the process of being liquidated. As a result, the operations of the JV Company are now severely limited. Chinaleaf Capital, a minority investor in the JV Company, is currently leading the process of restructuring the JV Company and raising additional capital in order to re-start normal operations. According to the terms of the JV Contract, the sale of shares in the JV Company will not dilute our ownership. We cannot provide any assurance that we will accept any terms and conditions that new investors, if any, will require and we may exercise our right to terminate the joint venture in the future. This and any other of these relationships may require us to incur legal fees,as well as non-recurring and other charges, increase our near and long-term expenditures, or disrupt our management and business. In addition, proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Any delays in entering into new strategic partnership agreements related to our products could delay the development and commercialization of our products in certain geographies, which would harm our business prospects, financial condition and results of operations.

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

These and other factors could harm our ability to implement planned growth in international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned expansion activities, and they may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty growing the O&P channel while simultaneously being a direct provider to patients in the United States. and expanding into international markets because of limited brand recognition. These factors may lead to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand O&P channel revenues in the United States, expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

Risks Related to Government Regulation

Risks Related to Healthcare Industry

We are subject to extensive governmental regulations relating to the design, development, manufacturing, labeling, marketing, delivery and billing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

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

In 2012, we listed the MyoPro device as a Class I, 510(k)-exempt, limb orthosis with the FDA. From time to time, the FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a premarket notification, or 510(k), or a premarket approval application for premarket clearance or approval. As the FDA is now giving more attention to the differentiated performance of myoelectric controlled orthotics, we elected to change our device listing to be under a Class II classification regulation for biofeedback devices. Under the classification regulation, we believe our device remains 510(k)-exempt as a prescription battery powered external limb orthosis that is indicated for functional improvement, a device which is generally 510(k)-exempt under the classification regulation. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the United States for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expenses associated with required preclinical (animal) and clinical (human) trials, more extensive mechanical and electrical testing and other costs.

We are registered with the FDA as a manufacturer for medical devices. We are also subject to regulation by foreign governmental agencies in connection with international sales. The agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products. Following the introduction of a product, the governmental agencies will periodically review our product development methodology, quality management systems, and product performance. We are under a continuing obligation to ensure that all applicable regulatory requirements, such as the FDA’s medical device good manufacturing practice / Quality Management System Regulation (“QMSR”) requirements and the FDA’s medical device reporting requirements for certain device-related adverse events and malfunction, continue to be met. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QMSR, and comparable foreign regulations.

The process of complying with the applicable QMSR, medical device reporting, and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the MyoPro. If the FDA determines that we fail to comply with applicable regulatory requirements, they may issue an inquiry or an untitled or warning letter with one or more citations of non-compliance. These inquiries or letters, if not closed promptly, can result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Similarly, if we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing.

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

Our relationships with healthcare providers and physicians and third-party payers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payers), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. In August 2025, we launched our MyoConnect program, whereby we engage with and educate therapists and other healthcare professionals regarding the MyoPro with an objective of generating referrals. Such programs are subject to heightened scrutiny under federal and state healthcare fraud and abuse laws, and we must ensure that we operate this program in a compliant manner. Marketing and promotional programs may also be affected by the application of healthcare privacy laws relating to the use of information gathered by social media companies in advertising activities. We are also subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct business. See section titled “Business – Government Regulation – Healthcare Privacy Laws and Regulations”, in this Annual Report on Form 10-K.

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

If we or our third-party manufacturers or key suppliers fail to comply with the applicable good manufacturing practice requirements, including FDA’s Quality Management System Regulation, our manufacturing operations could be interrupted.

We and our third-party manufacturers and key suppliers are also required to comply with the FDA’s QMSR which covers the methods and documentation of the production, control, quality assurance, labeling, packaging, storage and shipping of our products. We, Cogmedix, our electromechanical kit manufacturer, and other key suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process with respect to the market for our products abroad.

We continue to monitor our quality management, as well as that of our third-party manufacturers and suppliers to improve our overall level of compliance. Our facilities and those of our third-party manufacturers and key suppliers are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QMSR and comparable foreign regulations. If our facilities or the facilities of our third-party manufacturers and suppliers are found to be in violation of applicable laws and regulations, or if we or our third-party manufacturers and suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

Risks Related to Cybersecurity and Data Protection

Our internal computer systems, or those of our customers, collaborators or other contractors, third-party service providers and vendors may be subject to cyber-attacks, compromises or security incidents, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and infrastructures and those of our customers, collaborators, contractors, third-party service providers, vendors or other third parties are vulnerable to damage, compromise or interruption from computer viruses, unauthorized access, misuse, or other security compromises or breaches. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect and may be enhanced or facilitated by AI. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, social engineering and business email compromises, and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity and availability of systems and information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Like other companies in our industry, we, and our third-party vendors, have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. For example, in February 2026, a third-party service provider notified the Company of a ransomware attack affecting the service provider’s systems, which may have exposed data maintained on Company systems. At this time, the Company does not have sufficient information regarding the scope or impact of the incident to determine whether it is material to the Company. A cyber-attack or security compromise or incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

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

We could be required to expend significant amounts of money and other resources to detect, mitigate and respond to these threats, compromises, or breaches and to repair or replace information technology systems infrastructure or networks and could suffer financial loss or the loss of valuable confidential and/or proprietary information. In addition, we could be subject to regulatory actions, inquiries, investigations, orders, penalties, fines, and/or claims made by individuals and groups in private litigation, including those involving privacy and security issues related to data collection and use practices and other data privacy and security laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process designed to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, instances of unauthorized access to our computer systems have occurred in the past, though these events have not resulted in financial loss or disruption to our operations. The possibility of these events occurring in the future cannot be eliminated entirely. There can be no assurance that any measures we take will prevent or adequately address cyber-attacks or security compromises or incidents that could adversely affect our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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

The collection and use of personal data, including personal health data in the European Economic Area (“EEA”) and the UK is governed by the provisions of the EU General Data Protection Regulation (“EU GDPR”) (with regards to the EEA) and the UK General Data Protection Regulation (“UK GDPR”) (with regards to the UK), as well as applicable data protection laws in effect in the member states of the EEA and in the UK (including the UK Data Protection Act 2018). In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to the processing of personal data by any company established in the EEA/UK and to companies established outside the EEA/UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases or conditions for processing personal data relating to identifiable individuals and transferring such information outside the EEA/UK, including to the United States., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, where required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of any non-compliance with the GDPR and any supplemental EEA Member State or UK national data protection laws, we could be subject to warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to €20,000,000 (£17.5 million for the UK GDPR) or 4% of total annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR imposes strict rules on the transfer of personal data outside of the EEA or the UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless adequate safeguards (such as the European Commission approved standard contractual clauses (“SCCs”) or the UK International Data Transfer Agreement/Addendum, (“UK IDTA”) and transfer impact assessments carried out when relying on the SCCs and UK IDTA. The international transfer obligations under the EU data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU GDPR, the European Commission (“EC”) issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on June 19, 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit (“Brexit”) from the European Union (“EU”), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the DUAA may have the effect of further altering the similarities between the UK and EEA data protection regimes, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of European personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European and UK-based activities.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

While AI and machine learning present opportunities for enhanced productivity and innovation, they also introduce cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks that could adversely impact our business and reputation. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks, surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Further, the use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement.

The evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI. We expect to see increasing regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) originally entered into force on August 1, 2024, and is expected to undergo amendments as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.

Likewise, in the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors, such as healthcare. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by these laws or regulations we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

We are committed to implementing governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations. To the extent that AI is integrated into our products and services, the rapid evolution of AI may require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Litigation to establish or challenge the validity of patents, or to defend against or assert against others infringement, unauthorized use, enforceability or invalidity claims, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and our not being granted new patents related to our pending patent applications. For example, the validity of one of our patents in Europe is currently being challenged. Even if we prevail, litigation may be time-consuming and force us to incur significant costs, and any damages or other remedies awarded to us may not be valuable and management’s attention could be diverted from managing our business. In addition, U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination and review in the U.S. Patent and Trademark Office. Foreign patents may also be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

In addition, we seek to protect our trade secrets, know-how and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. We have also taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

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

Infringement actions and other intellectual property claims brought against us, with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our products that infringe, unless we could obtain a license to use the technology covered by such patents or could redesign our products so that they do not infringe. A license may be available on commercially reasonable terms or none at all, and we may not be able to redesign our products to avoid infringement. Further, any modification to our products could require us to conduct clinical trials and revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. In these circumstances, we may not be able to sell our products at competitive prices or at all, and our business and operating results could be harmed.

We rely on trademark protection to distinguish our products from the products of our competitors.

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademarks “MyoPro” (Registration No. 4,532,331), “MYOMO” (Registration No. 4,451,445), “MyoPal” (Registration No. 6,086,533), “MyoCare” (Registration No. 6,579,736) and MyoCoach (Registration No. 6,867,077) in the United States. The MyoPro mark is registered in Canada and in selected EU countries. In jurisdictions where we have not yet registered our trademark and are using it, and as permitted by applicable local law, we seek to rely on common law trademark protection where available. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third-party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Risks Related to our Securities

Risks Related to Ownership of Our Securities

Our stockholders will experience significant dilution upon the issuance of common stock if the shares of our common stock underlying our warrants are exercised or converted or if Avenue elects to convert some principal payments into common stock.

We have a significant number of securities convertible into, or allowing the purchase of, our common stock. Investors could be subject to increased dilution upon the conversion or exercise of these securities. For example, in conjunction with equity offerings in January 2024, August 2023 and January 2023, we issued 224,730, 1,920,000 and 6,830,926 pre-funded warrants, respectively. Each pre-funded warrant is exercisable for one share of common stock at the nominal exercise price of $0.0001 per share. As of December 31, 2025, we had 3,763,258 shares issuable upon the exercise of pre-funded warrants with an exercise price of $0.0001 per share, 1,367,187 shares issuable upon the exercise of warrants issued to Avenue, with an exercise price of $0.96 per share (subject to adjustment in the event we complete an equity offering at a lower price per share before June 30, 2026). In addition, Avenue, at their sole discretion, can convert up to $3 million of principle ($4 million if the second tranche is borrowed) at a price per share of $1.15. We also have 1,752,473 unvested restricted stock units outstanding and 21,494 shares issuable upon the exercise of stock options under our equity incentive plans, with a weighted-average exercise price of $45.00 per share.

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

Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price

While we strive to maintain constructive communications with our stockholders, we may, from time to time, be subject to demands from activist stockholders. Any activist campaign against the Company that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction, including as a result of possible changes to the composition of our board, may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers, employees, and/or business partners and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may adversely affect our relationships with vendors, customers, business partners, and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors.

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

The stock market in general, and the market price of our common stock in particular will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects. For example, from December 31, 2024 to December 31, 2025, the high and low sales price of our common stock on the NYSE American has fluctuated from a low of $0.71 to a high of $7.17 per share. During the period from January 1, 2026 to the date of the filing of this report, our stock price has ranged from $0.64 to $1.10.

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

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. In addition, pursuant to the terms of our Loan and Security Agreement, with Avenue, we are prohibited from paying cash dividends. Therefore, holders of our common stock will not receive any return on their investment unless we pay dividends in stock, or they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual and quarterly reports we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company” as set forth under the Exchange Act. During 2025, we undertook efforts to remediate a material weakness in information technology general controls. As of December 31, 2025, we assessed that the material weakness was remediated and that our disclosure controls and procedures were effective.

We will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we continue to grow, we may need to add additional finance staff. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

As of December 31, 2025 and 2024, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $97.2 million and $79.1 million, respectively, and state net operating loss (“NOL”) carryforwards of approximately $76.5 million and $63.5 million available to offset future taxable income. The Federal NOLs incurred prior to 2018 of approximately $26.4 million, if not utilized, begin expiring in the year 2028. The Federal NOLs incurred after 2017 of approximately $70.8 million have an indefinite carryforward period. The state NOLs if not utilized begin to expire in 2026 through 2045. Additionally, the Company has U.S. federal and state research and development tax credits of $0.9 million and $0.3 million, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have determined that such ownership changes have occurred in prior years. The result of these ownership changes is that we have a $64,000 annual limitation on our ability to utilize pre-ownership change NOLs and approximately $20.0 million of our federal NOLs and $48.0 million of our state NOLs will expire unutilized. There may have been an ownership change associated with our equity offerings in August 2023, January 2024 and December 2024. We may undergo an ownership change in connection with future changes in our stock ownership (many of which are outside of our control), whereby our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code or under corresponding provisions of state law. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk factors— Risks Associated with Our Business,” we have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits that are subject to limitation by Sections 382 and 383 of the Code.

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
•
our dependence on external sources for the financing of our operations;
•
our ability to scale the business to return to positive cash flow from operations;
•
our revenue concentration with Medicare Part B insurance coverage;
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

Our manager of information technology is responsible for establishing and maintaining our cybersecurity risk management processes, which are informed by and incorporate elements of recognized industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework. We also leverage our managed security services providers and other third-party consultants, providers, and technologies to support our internal information technology resources to monitor, identify, and address cybersecurity risks, including managing our monitoring and alerting tools and conducting periodic assessments of certain system applications.

Further, as part of our cybersecurity risk management, we have adopted an incident response plan that has been designed to identify and manage significant events that may impact our information technology infrastructure, including those arising from or related to cybersecurity threats.

We conduct periodic risk assessments of our information technology systems as part of our cybersecurity risk management processes and to evaluate the effectiveness of applicable security controls. Our efforts to address cybersecurity risks also include training employees, both from programs provided by third-party managed security service providers and internal policies and training, which are designed to increase awareness of cybersecurity threats.

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

Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are directed by our Chief Financial Officer, in consultation with our internal information technology resources, other members of senior management and third-party security managed service providers, as appropriate. The Chief Financial Officer is responsible for identifying, evaluating, and implementing risk management control and methodologies to address any identified risks, including risks from cybersecurity threats, with advice from our third-party managed security service provider as appropriate.

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

Item 2. Properties

Our primary offices are located at 45 Blue Sky Drive in Burlington, Massachusetts, where we have a lease expiring in October 2032 consisting of approximately 36,200 square feet of office, manufacturing and laboratory space. We believe our facilities are currently adequate for us to conduct our business. A number of our employees work remotely from home across the United States and Germany.

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

Holders of Record

On March 2, 2026, the closing price per share of our common stock was $0.75 as reported on The NYSE American, and we had approximately 119 stockholders of record (not including beneficial owners whose shares are held in street name).

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing debt agreement preclude us from paying dividends. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other SEC filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a wearable medical robotics company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living, or ADLs, in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help regain movement in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

We advertise on television and through social media. In addition, we perform in-services for therapists and physicians to generate referrals under a new program we refer to as MyoConnect, and we directly educate and inform those individuals who are potential candidates for our products. Once the prospective patient contacts us or is referred to us through our MyoConnect program, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies or delivering to a patient with Medicare Part B, the patient’s medical records are collected and reviewed to make sure the device is appropriate for their condition and a prescription is always obtained from a physician. Once these documents are obtained, if the patient has Medicare Advantage or other commercial insurance, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm a process we call shape capture. In many cases, shape capture is done using a remote measurement kit supplied to the patient. If the patient is covered by Medicare Part B, no pre-authorization is required and we can move directly to taking measurements of the patient's arm. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the VA system for impaired veterans, and over 130 VA facilities have ordered devices for their patients.

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
•
On July 31, 2017, we met the criteria to apply the CE mark for the MyoPro under the EU MDD. The EU MDR repealed and replaced the EU MDD and became applicable on May 26, 2021, and we therefore worked with our EU-Authorized Representative to ensure all EU MDR requirements were met, which enabled us to establish a new declaration of conformity under the EU MDR to allow continued to CE mark application. This has enabled us to sell the MyoPro to individuals in the EU.
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
•
On February 29, 2024, CMS published final payment determinations for the HCPCS codes describing our products which are L8701, for the MyoPro Motion W, and L8702, for the MyoPro Motion G, which became effective on April 1, 2024. These fees were subsequently updated to approximately $34,970 for the Motion W and approximately $68,800 for the Motion G, effective January 1, 2025. These fees are subject to annual inflationary adjustments.
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

Term Loan Facility

On November 4, 2025 (“the Closing Date”), we entered into a Loan and Security Agreement with Avenue which provides us $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded on the Closing Date. The remaining $5.0 million becomes available at our discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. We are paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if we borrowed under the second tranche. After the expiration of the interest-only period, we will re-pay the principal balance in 24 equal monthly installments. The term loan matures on June 1, 2029. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes

China Joint Venture

In November 2025, we were notified that Ryzur Medical filed for bankruptcy in China and is in the process of being liquidated. As a result, the operations of the JV Company are now severely limited. Chinaleaf Capital, a minority investor in the JV Company, is currently leading the process of restructuring the JV Company and raising additional capital in order to re-start normal operations. According to the terms of the JV Contract, the sale of shares in the JV Company will not dilute our ownership. We cannot provide any assurance that we will accept any terms and conditions that new investors, if any, will require and we may exercise our right to terminate the joint venture in the future.

All assets associated with our investment in the JV Company were either reserved or written off in prior periods. As a result, these events had no impact on our financial statements for the year ended December 31, 2025.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue in 2026. Our financial performance in 2025 reflected our ability to be reimbursed by Medicare for providing the MyoPro to their beneficiaries, as well as challenges around marketing efficiency and patient acquisition which increased Cost Per Pipeline Add. Our plan for 2026 is to begin to pivot away from relying on direct to patient advertising to generate revenues and invest in generating revenues from recurring sources, including the MyoConnect referral program and from O&P providers in the U.S. and Germany, while implementing marketing initiatives to reduce Cost Per Pipeline Add in the direct billing channel and minimizing the growth of fixed expenses.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

The following table sets forth our revenue, gross profit and gross margin for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2025	2024	$	%
Total revenue	$40,928,042	$32,551,199	$8,376,843	26%
Cost of revenue	14,039,718	9,365,856	4,673,862	50%
Gross profit	$26,888,324	$23,185,343	$3,702,981	16%
Gross margin	65.7%	71.2%		(5.5%)

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies directly. We also sell our products to O&P providers in the United States. Europe and Australia, to the VA and evaluation units to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

We expect that our revenues will continue to grow in 2026, primarily as a result of investments to grow revenues from recurring sources, including generating patient referrals under our MyoConnect program, as well as from O&P practices in the U.S. and Germany, which we expect to increase operating leverage and reduce our dependence on advertising-driven direct-to-patient revenues.

Total revenue in 2025 increased by approximately $8.4 million, or 26%, compared with 2024. The total revenue increase was driven by a higher number of revenue units and a higher average selling price, or ASP. Revenues by sales channel were as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Direct billing	$30,420,785	$25,334,313
International	6,758,096	4,553,475
U.S. O&P	2,923,130	1,464,828
VA	826,031	1,198,583
Total revenue	$40,928,042	$32,551,199

Revenues generated through the direct billing channel represented 74% of revenue, increasing by 20% to $30.4 million in 2025 compared with $25.3 million in 2024. Revenue growth in the direct billing channel was negatively impacted by lead generation and patient acquisition issues during 2025. Revenues generated through the International channel represented 17% of revenue and increased by 48% to approximately $6.8 million, compared with $4.6 million in 2024. Revenues generated through the U.S. O&P channel represented 7% of revenues and doubled to approximately $2.9, compared with $1.5 million in 2024. Revenues generated through the VA channel represented 2% of revenue and decreased 31% to approximately $0.8 million, compared with approximately $1.2 million in 2024.

Cost of Revenue and Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting/printing of orthotic parts, fabrication and fitting of our products, inventory reserves, warranty costs and overhead costs allocated to cost to revenue.

Gross margin decreased to 65.7% in 2025compared with 71.2% in 2024. The decrease in gross margin was driven primarily by an unfavorable change in the amount of overhead capitalized in inventory compared to the prior year and higher warranty expense.

We expect our gross margin to improve in 2026 due to higher volume and cost reduction actions, however gross margin may vary depending on the mix of channel revenues, which impacts our average selling price.

Operating expenses

The following table sets forth our operating expenses for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2025	2024	$	%
Research and development	$6,943,838	$4,772,013	$2,171,825	46%
Selling, clinical, and marketing	20,385,098	12,236,910	8,148,188	67%
General and administrative	13,961,235	12,383,118	1,578,117	13%
Total operating expenses	$41,290,171	$29,392,041	$11,898,130	40%

Research and development

R&D expenses consist of costs for our engineering and research personnel, including salaries, benefits, incentive and stock-based compensation, product development costs, clinical studies and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to manage R&D expenses in 2026, while maintaining the pace of our R&D efforts as cash flows allow, as well as to fund a randomized control trial being conducted by the University of Utah.

R&D expenses increased by approximately $2.2 million or 46% in 2025 compared to 2024. The increase during 2025 was driven primarily by higher payroll costs due to higher engineering headcount in 2025 as a result of investing in order to accelerate our sustaining engineering and product development efforts for our MyoPro 3.

Selling, clinical and marketing

Selling, clinical and marketing expenses consist of costs for our business development, customer experience, field clinical, clinical training and marketing personnel, including salaries, benefits, stock-based compensation and sales commissions, costs of digital advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect the growth rate in selling, clinical and marketing expenses to be significantly lower in 2026. In additi9on to gaining leverage on our 2025 investments, we intend to make investments in our MyoConnect referral program, including clinical sales personnel, our international operations and support for the O&P channel, as we execute our strategy to reduce our dependence on advertising-driven direct billing revenues.

Selling, clinical, and marketing expenses increased by approximately $8.1 million or 67% in 2025 compared to 2024. The increase during 2025 was driven primarily by higher advertising spending as well as increases in clinical and field operations headcount in support of our direct billing channel.

General and administrative

General and administrative expenses consist primarily of costs for administrative, reimbursement, and finance personnel, including salaries, benefits, incentive and stock-based compensation, professional fees associated with legal matters, consulting expenses, costs for pursuing insurance reimbursements for our products and costs required to comply with the regulatory requirements of the SEC and Medicare accreditation, as well as costs associated with accounting systems, insurance premiums and other corporate expenses. We intend to reduce the growth rate in general and administrative expenses in 2026.

General and administrative expenses increased by approximately $1.6 million or 13% in 2025 compared to 2024. The increase was primarily due to increases in payroll and benefits, consulting and insurance costs, as well as lease costs and depreciation associated with the move to our new facility in Burlington, MA.

Other expense (income)

The following table sets forth our interest and other expense (income) for each of the years presented.

	Years Ended December 31,		Year-to-year change
	2025	2024	$	%
Interest expense (income), net	$450,832	$(388,586)	$839,418	(216)%
Change in fair value of derivatives liabilities	216,673	—	216,673	—
Total other expense (income), net	$667,505	$(388,586)	$1,056,091	(272)%

We generated other expense, net in 2025 compared with other income, net in 2024. The higher other expense, net was driven primarily by interest expense on borrowings under our revolving credit line and term loan facilities with Silicon Valley Bank, interest expense under our new term loan with Avenue, and the write off of debt issuance costs and commitment fees to Avenue as a result of the refinancing of our debt facility in November 2025. In addition, derivative liabilities for a warrant issued to Avenue and the conversion option in the term loan were bifurcated from the debt and recorded as liabilities required to be recorded at fair value. We marked-to-market the derivative liabilities as of December 31, 2025, recording a loss on change in fair value of the derivative liabilities of $0.2 million.

Income tax expense

Income tax expense recorded during the years ended December 31, 2025 and 2024 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. The increase in income tax expense relates to increased income from Myomo Europe GmbH in 2025 compared to 2024.

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

We define Adjusted EBITDA as earnings before interest and other expense (income), taxes, depreciation and amortization, adjusted for stock-based compensation.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•
Adjusted EBITDA does not include interest expense (income), net;
•
Adjusted EBITDA does not include the change in fair value of derivative liabilities;
•
Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•
Adjusted EBITDA does not include depreciation expense from fixed assets, or amortization of leasehold improvements; and
•
Adjusted EBITDA does not include the impact of stock-based compensation.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the years indicated:

	2025	2024
GAAP net loss	$(15,573,884)	$(6,183,729)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense (income), net	450,832	(388,586)
Income taxes	504,532	365,617
Depreciation and amortization expense	859,354	205,910
Stock-based compensation	2,084,042	874,438
Change in fair value of derivatives liabilities	216,673	—
Adjusted EBITDA	$(11,458,451)	$(5,126,350)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2025	2024
Cash and cash equivalents	$14,132,027	$24,372,373
Short-term investments	$4,261,782	$492,990
Working capital	19,211,756	22,618,158

We had working capital and stockholders’ equity of approximately $17.6 million and $11.4 million respectively, as of December 31, 2025. We used $14.5 million in cash for operating activities during the year ended December 31, 2025.

We have historically funded our operations through financing activities, including raising equity and debt capital. In December 2024, we completed a public equity offering, pursuant to which we sold 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. In January 2024, we completed a registered direct equity offering, pursuant to which we sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. On November 4, 2025, we entered into a Loan and Security Agreement with Avenue, which provides us $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded on the Closing Date. The remaining $5.0 million becomes available at our discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. We are paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if we borrowed under the second tranche. After the expiration of the interest-only period, we will re-pay the principal balance in 24 equal monthly installments. The term loan matures on June 1, 2029. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes. Considering our cash balance, our debt service and our operating plans discussed below, we believe there will be sufficient cash to fund our operations and capital expenditures for the next 12 months from the date of this report.

Our operating plans are primarily focused on growing revenues from recurring sources, including expanding our MyoConnect program to generate referrals in rehab clinics and stroke centers around the country, continued growth in revenues in the U.S. O&P channel, as well as International operations, while reducing the cost of patient acquisition (measured as Cost Per Pipeline Add) in the direct billing channel and minimizing the growth in fixed expenses.

Our business is dependent upon reimbursement of our products by insurance companies and government-controlled health care plans such as Medicare and Medicaid in the United States and by statutory health insurance plans in Germany, which could prevent our revenues from growing to the level necessary to return to cash flow breakeven on a sustaining basis. We believe that we have access to capital resources, if necessary, through potential public or private equity offerings, debt financings, or other means. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We may also explore strategic alternatives for the purpose of maximizing stockholder value. There can be no assurance we will be successful in implementing our plans to sustain our operations and continue to conduct our business.

Cash Flows

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(14,511,454)	$(3,289,904)
Net cash provided by (used in) investing activities	(7,057,968)	259,981
Net cash provided by financing activities	11,427,379	20,932,429
Effect of foreign exchange rate changes on cash	101,697	(26,439)
Net increase in cash and cash equivalents	$(10,040,346)	$17,876,067

Operating Activities. The net cash used in operating activities for the year ended December 31, 2025 was primarily used to fund a net loss net approximately $15.6 million, adjusted for non-cash expenses in the aggregate amount of approximately $4.9 million of which approximately $2.1 million is related to non-cash adjustments related to stock-based compensation, and approximately $3.0 million of cash generated from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses and receipt of a tenant improvement allowance for our new headquarters facility in Burlington, MA., partially offset by increases in inventory and accounts receivable.

The net cash used in operating activities for the year ended December 31, 2024 was primarily used to fund a net loss net approximately $6.2 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.6 million of which approximately $0.9 million is related to stock-based compensation, and approximately $1.3 million of cash generated from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses and receipt of a tenant improvement allowance for our new headquarters facility in Burlington, MA., partially offset by increases in inventory and accounts receivable.

Investing Activities. During the year ended December 31, 2025 our cash used by investing activities of $7.1 million was primarily due to a greater amount of purchases compared to maturities of short-term investments of approximately $3.7 million, capital expenditures of approximately $1.7 million for purchases of furniture and fixtures related to the move to our new headquarters facility expansion within the facility and demo units for O&P practices and approximately $1.6 million used for capitalized software development costs. Cash provided in investing activities in 2024 was primarily due to a greater amount of maturities compared to purchases of short-term investments, offset by purchases of furniture and fixtures related to the move to our new headquarters facility in December 2024.

Financing Activities. During the year ended December 31, 2025 cash provided by financing activities of approximately $11.5 million was due to net proceeds of our term loan with Avenue, net of debt issuance costs and refinancing fees paid to the lender of our previous credit facility.

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
•
Revenue recognition based on transaction pricing estimated from payments from certain insurance payers
•
Valuation of derivative liabilities

Timing and Amount of Revenue Recognition

The timing and amount of revenue recognized is determined based on certain estimates. For revenue derived from patients with Medicare Part B, we determined we had sufficient payment history in order to recognize revenue upon delivery of the device to the patient based on the published fees by CMS. With respect to patients with Medicare Advantage or other commercial insurance, except for a small number of payers, we do not have contracts to establish pricing or provide evidence of an arrangement, however we are able to rely on a history of payments after receiving an insurance authorization, delivery of the device and submission of a claim as evidence of an arrangement. For these payers, payment history is also used to estimate how much we expect to be paid upon delivery of our device and submission of an insurance claim, which determines how much revenue we recognize. The transaction pricing for these providers are based on the expected value method, based on previous history. For the majority of Medicare

Advantage and other commercial insurance payers, we have determined that we do not have sufficient collection history with the payer to assert evidence of an arrangement and collectability. For these payers, revenue is recognized at payment, which is when we can determine how much we will be paid for the device.

Valuation of Derivative Liabilities

Our derivative liabilities are recorded at fair value on the basis of both observable and unobservable inputs. With respect to the derivative liability for the warrant issued to Avenue, these inputs include our stock price, expected volatility of our stock price, remaining term of the warrant and assumptions around the probability of an equity financing resulting in an adjustment to the warrant exercise price. Our derivative liability for the compound derivative feature in the term loan with Avenue is based on similar assumptions, but also including the credit spread and remaining term of the debt.

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative”, that adds 14 of the 27 identified disclosure or presentation requirements to the Codification, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation from its existing regulations by June 30, 2027. We currently comply with these disclosure requirements as applicable under Regulation S-X or Regulation S-K and will adopt these new standards depending on timing of when they become effective, which is not expected to have a material impact on our financial position and results of operations.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The update requires public business entities to provide enhanced disclosures in the note to the financial statements about the nature of expenses include in income statement captions. The new disclosures will require entities to disaggregate relevant expense captions and present these in a tabular format. At a minimum, the disaggregation must includes amounts for; purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, which is not expected to have a material impact on our financial position and results of operations.

Quantitative and Qualitative Disclosure about Market Risk

Our unrestricted cash, cash equivalents, short-term investments and restricted cash, totaling approximately $14.7 million as of December 31, 2025, was deposited in bank accounts. The cash in these accounts is held for working capital purposes and invested by our banks in overnight money market funds that invest in short-term government or government backed securities. Our short-term investments totaling approximately $4.2 million as of December 31, 2025, are only invested in high-quality instruments with maturities of nine months or less. Our primary objective is to preserve our capital for purposes of funding our operations.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, we believe that as of December 31, 2025, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As a result of a material weakness surrounding the design and operation of our information technology general controls determined during the fiscal quarter ended December 31, 2024 we implemental changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As a result of the implementation of these changes and sufficient testing thereof, we determined that the material weakness has been remediated as of December 31, 2025.

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

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

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

4.1	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 13, 2022).

4.2	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on August 28, 2023).

4.3	Form of pre-funded warrant. (Incorporated by reference to Exhibit 4.1 in the Registrant's Form 8-K filed on January 17, 2024).

4.4

Warrant to Purchase Shares of Common Stock of Myomo, Inc. dated November 4, 2025, by and between Myomo, Inc. and Avenue Venture Opportunities Fund II L.P. (Incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 8-K filed on November 10, 2025).

4.5

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 in the Registrant’s Form 10-K filed on March 13, 2020).

10.1+	2016 Equity Incentive Plan and form of award agreements (Incorporated by reference to Exhibit 6.3 contained in the Registrant’s Form 10-K filed on March 12, 2018).

10.2+	2018 Stock Option and Incentive Plan and form of award agreements (Incorporated by reference to Appendix A contained in the Registrant’s Definitive Proxy Statement filed on April 26, 2018).

10.3+	Amendment No. 1 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (Incorporated by reference to Exhibit A contained in the Registrant’s Definitive Proxy Statement filed on April 18, 2020).

10.4+	Amendment No. 2 to the Myomo, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 contained in the Registrant’s Form S-8 filed on June 28, 2023).

10.5+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 6.21 contained in the Registrant’s Form 1-A filed on January 6, 2017).

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

10.8+*	Employment Agreement dated December 13, 2023 by and between the Company and Paul R Gudonis (Incorporated by reference to Exhibit 10.8 contained in the Registrant's Form 10-K filed on March 10, 2025).

10.9+

Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and David Henry (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on February 22, 2024).

10.10+*

Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and Micah Mitchell (Incorporated by reference to Exhibit 10.10 contained in the Registrant's Form 10-K filed on March 10, 2025).

10.11+

Amended and Restated Change of Control and Severance Agreement dated February 21, 2024 by and between Myomo, Inc. and Harry Kovelman (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on February 22, 2024).

10.12

Form of Securities Purchase Agreement between Myomo, Inc. and investors identified on the signatures thereto dated January 13, 2023. (Incorporated by reference to Exhibit 10.1 in the Registrant's From 8-K filed on January 13, 2023).

10.13

Form of Securities Purchase Agreement between Myomo, Inc, and investors identified on the signatures thereto dated January 16, 2024. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed on January 17, 2024).

10.14

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 11, 2023. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 13, 2023).

10.15

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated August 24, 2023. (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on August 28, 2023).

10.16

Placement Agency Agreement by and between Myomo, Inc. and AGP Alliance Global Partners dated January 16, 2024. (Incorporated by reference to Exhibit 10.2 contained in the Registrant's Form 8-K filed on January 17, 2024).

10.17

Lease Agreement, dated August 9, 2024, by and between the Registrant and NDB Property Owner 1. L.P. (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on August 13, 2024)

10.18

Loan and Security Agreement dated as of November 4, 2025 by and among Myomo, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P. (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K filed on November 10, 2025).

10.19**

Supplement to the Loan and Security Agreement dated as of November 4, 2025 by and among Myomo, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P. (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on November 10, 2025)

19.1*	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 contained in the Registrant's Form 10-K filed on March 10, 2025).

21.1*	List of Subsidiaries

23.1*	Consent of CBIZ CPA's P.C.

23.2*	Consent of Marcum LLP

31.1*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+*	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 contained in the Registrant's Form 10-K filed on March 8, 2024).

101*

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

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

Myomo, Inc.,
Date: March 9, 2026	By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2026

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2026

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	March 9, 2026

/s/ Thomas F. Kirk Thomas F. Kirk	Director	March 9, 2026

/s/ Milton M. Morris Milton M. Morris	Director	March 9, 2026

/s/ Heather Getz	Director	March 9, 2026
Heather Getz

INDEX TO FINANCIAL STATEMENTS

Myomo, Inc.

Auditor Firm Id:	199	Auditor Name:	CBIZ, LLP	Auditor Location:	New York, NY, USA
Auditor Firm Id:	688	Auditor Name:	Marcum, LLP	Auditor Location:	New York, NY, USA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Myomo, Inc. and subsidiaries (the “Company”) as December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY

March 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Myomo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Myomo, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2016 to 2025.

New York, NY

March 10, 2025

MYOMO, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$14,132,027	$24,372,373
Short-term investments	4,261,782	492,990
Accounts receivable, net	4,096,327	3,825,291
Inventories	3,123,089	3,165,965
Prepaid expenses and other current assets	1,943,860	933,377
Total Current Assets	27,557,085	32,789,996
Restricted cash	575,000	375,000
Equipment, net	2,212,901	1,330,008
Software development costs	1,590,864	—
Operating lease assets with right-of-use, net	6,679,349	7,584,663
Other assets	21,374	164,412
Total Assets	$38,636,573	$42,244,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	5,819,767	9,021,817
Current operating lease liability	494,662	748,021
Taxes payable	813,260	318,885
Deferred revenue	218,222	83,115
Warrant derivative liability	999,418	—
Total Current Liabilities	8,345,329	10,171,838
Non-current operating lease liability, net of current portion	7,665,622	7,358,184
Long-term debt, net of discount of $2,954,857	11,222,155	—
Total Liabilities	27,233,106	17,530,022
Commitments and Contingencies - Note 12	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share 65,000,000 shares authorized; 38,471,383 and 34,378,297 shares issued as of December 31, 2025 and 2024, respectively, and 38,471,356 and 34,378,270 shares outstanding as of December 31, 2025 and 2024, respectively.	3,847	3,439
Additional paid-in capital	129,929,989	127,846,026
Accumulated other comprehensive income (loss)	164,517	(14,406)
Accumulated deficit	(118,688,422)	(103,114,538)
Treasury stock, at cost; 27 shares of common stock	(6,464)	(6,464)
Total Stockholders’ Equity	11,403,467	24,714,057
Total Liabilities and Stockholders’ Equity	$38,636,573	$42,244,079

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2025	2024
Revenue	$40,928,042	$32,551,199

Cost of revenue	14,039,718	9,365,856
Gross profit	26,888,324	23,185,343
Operating expenses:
Research and development	6,943,838	4,772,013
Selling, clinical, and marketing	20,385,098	12,236,910
General and administrative	13,961,235	12,383,118
	41,290,171	29,392,041
Loss from operations	(14,401,847)	(6,206,698)
Other expense (income)
Interest expense (income), net	450,832	(388,586)
Change in fair value of derivatives liabilities	216,673	—
	667,505	(388,586)
Loss before income taxes	(15,069,352)	(5,818,112)
Income tax expense	504,532	365,617
Net loss	$(15,573,884)	$(6,183,729)

Weighted average number of common shares outstanding:
Basic and diluted	41,855,607	37,758,837
Net loss per share available to common stockholders:
Basic and diluted	$(0.37)	$(0.16)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2025	2024
Net loss	$(15,573,884)	$(6,183,729)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	178,001	(97,910)
Unrealized income (loss) on short-term investments	922	(165)
Total other comprehensive income (loss)	178,923	(98,075)
Comprehensive loss	$(15,394,961)	$(6,281,804)

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

			Additional					Total
	Common stock		paid-in	Comprehensive	Accumulated	Treasury stock		Stockholders'
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	Equity
Balance, January 1, 2024	27,135,061	2,715	105,840,239	83,669	(96,930,809)	27	(6,464)	8,989,350
Common stock issued in registered direct equity offering January 2024 and public offering December 2024 (net of offering costs of $2,027,237)	4,804,218	480	20,368,311	—	—	—	—	20,368,791
Issuance of pre-funded warrants in registered direct equity offering January 2024 (net of offering costs of $90,814)	—	—	763,138	—	—	—	—	763,138
Common stock issued upon vesting of restricted stock units	1,004,288	100	(100)	—	—	—	—	—
Exercise of prefunded warrants	1,434,730	143	—	—	—	—	—	143
Stock-based compensation	—	—	874,438	—	—	—	—	874,438
Unrealized loss on foreign currency	—	—	—	(97,910)	—	—	—	(97,910)
Unrealized loss on short-term investments	—	—	—	(165)	—	—	—	(165)
Net loss	—	—	—	—	(6,183,729)	—	—	(6,183,729)
Balance, December 31, 2024	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of incentive stock options	728	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	794,097	79	(79)	—	—	—	—	—
Exercise of prefunded warrants	3,298,261	329	—	—	—	—	—	329
Stock-based compensation	—	—	2,084,042	—	—	—	—	2,084,042
Unrealized loss on foreign currency	—	—	—	178,923	—	—	—	178,923
Net loss	—	—	—	—	(15,573,884)	—	—	(15,573,884)
Balance, December 31, 2025	38,471,383	$3,847	$129,929,989	$164,517	$(118,688,422)	27	$(6,464)	$11,403,467

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,573,884)	$(6,183,729)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	859,354	205,910
Stock-based compensation	2,084,042	874,438
Accretion of discount on short-term investments	(43,012)	(118,598)
Credit losses	158,012	43,657
Amortization of final payment fees of old debt	215,000	—
Amortization of right-of-use assets	905,314	571,061
Amortization of deferred offering cost	520,419	41,552
Change in fair value of derivative liabilities	216,673	—
Other non-cash changes, net	3,772	16,020
Changes in operating assets and liabilities:
Accounts receivable	376,966	(1,559,604)
Inventories	(662,680)	(1,395,042)
Prepaid expenses and other current assets	(1,300,998)	(887,525)
Other assets	6,512	84,773
Accounts payable and accrued expenses	(2,902,860)	4,693,127
Operating lease liabilities	54,079	(503,543)
Deferred revenue	135,108	74,604
Income tax payable	436,729	236,721
Tenant improvement allowance	—	516,274
Net cash used in operating activities	(14,511,454)	(3,289,904)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(1,742,247)	(1,360,125)
Purchases of software development	(1,590,864)	—
Maturities of short-term investments	1,742,554	7,595,673
Purchases of short-term investments	(5,467,411)	(5,975,567)
Net cash provided by (used in) investing activities	(7,057,968)	259,981
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt origination costs	—	(199,500)
Proceeds from sale of pre-funded warrants, net of offering costs	—	763,138
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	—	20,368,791
Repayment of debt	(4,000,000)	—
Final payment fees of old debt	(215,000)	—
Payment of debt issuance costs	(857,621)	—
Proceeds from issuance of debt, revolving credit line	1,000,000	—
Proceeds from issuance of debt, term loan	3,000,000	—
Proceeds from issuance of debt, Avenue Capital	12,500,000	—
Net cash provided by financing activities	11,427,379	20,932,429

Effect of foreign exchange rate changes on cash	101,697	(26,439)

Net increase in cash and cash equivalents	(10,040,346)	17,876,067

Cash, cash equivalents and restricted cash beginning of year	24,747,373	6,871,306

Cash, cash equivalents and restricted cash end of year	$14,707,027	$24,747,373
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$330,939	$—
Cash paid during the period for interest	$111,865	$—
Non-cash financing and investing activities
Right of use assets obtained in exchange for lease obligations	$—	$7,492,170
Unrealized (gain) loss from mark to market on short-term investments	$922	$165

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

Liquidity

The Company incurred net losses of approximately $15.6 million and $6.2 million during the years ended December 31, 2025 and 2024, respectively, and has an accumulated deficit of approximately $118.7 million and $103.1 million at December 31, 2025 and 2024, respectively. Cash used in operating activities was approximately $14.5 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

The Company's balance of cash, cash equivalents and short-term investments was $18.4 million as of December 31, 2025. The Company has historically funded its operations through financing activities, including raising equity and debt capital. On December 6, 2024, the Company completed a public equity offering, pursuant to which it sold 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million. On January 19, 2024, the Company completed a registered direct equity offering, pursuant to which it sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million. (See Note 9 - Common Stock for further discussion regarding the equity offerings.) On November 4, 2025, the Company entered into a Loan and Security Agreement with Avenue Capital Management II, L.P. as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender, which provided the Company $17.5 million of committed capital, of which $12.5 million was funded at closing on November 4, 2025 (the "Closing Date"). The remaining $5.0 million becomes available at the Company's discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. The Company is paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if the Company borrowed under the second tranche. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes. These financing activities have enabled the Company to sustain its operations.

Management's operating plans are primarily focused on growing revenues from recurring sources, including expanding its MyoConnect program to generate referrals in rehab clinicss and stroke centers around the country, continued growth in revenues in the O&P channel, as well as International operations, while reducing the cost of patient acquisition (measured as Cost per Pipeline Add) and minimizing the growth in fixed expenses. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, or other means.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders, if any. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short term investments. There was a reclassification which management does not consider to be material out of accumulated other comprehensive income

(loss) to other (income) expense related to realized gains or losses on short-term investments in the year ending December 31, 2025. There were no reclassifications in the year ending December 31, 2024.

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include assertion of collectability with payers as it relates to timing of revenue recognition and transaction pricing and the valuation of derivative liabilities.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2025 and 2024.

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments primarily consists of commercial paper and U.S. Treasury Bills and are carried on the consolidated balance sheets at fair value. Short-term investments, which are classified as available for sale, as of December 31, 2025 and 2024 consist of U.S. Treasury Bills, agency bonds and commercial paper totaling approximately $4,261,800 and $493,000 respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income (loss) on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once instruments with unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other income/expense.

Our cash balances as of December 31, 2025 and 2024 consist of the following:

	2025	2024
Cash and cash equivalents	$14,132,027	$24,372,373
Restricted cash	575,000	375,000
Total cash, cash equivalents, and restricted cash	$14,707,027	$24,747,373

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for credit losses accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At December 31, 2025 and 2024, the Company's balance for allowance for credit losses was approximately $102,700 and approximately $43,700, respectively.

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

Demonstration units are provided by the Company to certain O&P providers, certain VA hospitals and to its internal clinical and sales personnel for marketing and patient evaluation purposes. These units are manufactured by the Company, are capitalized as equipment on the Company’s consolidated balance sheet and depreciated in operating expenses within research and development and selling, clinical, and marketing.

Prototype and validation units are provided to research and development staff to use in their development process and to end users who are provided units to act as testers so that research and development staff can evaluate and understand their use by patients. A primary objective of these units is to determine when and under what conditions they fail, at which time they are analyzed for cause of failure and then scrapped. These units are expensed in the statements of operations as part of research and development expenses. During the year ended December 31, 2025 the Company charged to operations approximately $279,100 for these units.

Software Development

The Company accounts for costs incurred to develop internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Once an application has reached the development stage and it is probable that the software will be completed and used for its intended purpose, internal and external direct costs incurred to develop the software are capitalized. Capitalized costs consist of third-party costs directly attributable to the development of the software. Capitalized Software Development Costs are amortized on a straight-line basis over the estimated useful life of the software. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Costs related to internal-use software capitalized during the period were $1.6 million and $0 for the years ended December 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. The Company tests assets for recoverability by assessing whether the carrying amount of an asset group exceeds the estimated undiscounted cash flows expected to be generated by the group. If the carrying of amount is not recoverable, an impairment charge is recognized for the amount by which the carrying value exceeds the asset’s fair value. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2025 and 2024.

Leases

The Company accounts for leases under Accounting Standards Topic 842 (“ASC 842”). The Company elected the practical expedient not to separate lease and non-lease components and instead account for each lease and associated non-lease components as a single lease component. The Company assesses whether a contract is or contains a lease at inception of the contract and leases, recognizes right-of-use assets and corresponding lease liabilities at the lease commencement date, except for short-term leases, which are under one year, and leases of low value. For these leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease.

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

The Company derives the majority of its revenue from direct billing. The Company also derives revenue from the sale of its products to orthotics and prosthetics or "O&P" providers in the United States and internationally and the VA. Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

The transaction price associated with the MyoPro for direct to patient revenue is generally determined by the insurance payer. For patients with Medicare Part B, the transaction price is based on the published fees for our billing codes L8701 and L8702. Medicare pays 80% of the published fees, less certain deductions. If a patient has insurance that supplements Medicare Part B with a payer for which sufficient payment history exists or is a non-employer-based plan, the Company estimates the transaction price based on receiving the remaining 20% of the Medicare allowable. For patients that do not carry Medicare Part B, the transaction price is based on either a contracted price or is estimated using the expected value method based on previous collection history with the payer. For U.S.and International O&P providers and the VA, the transaction price is an amount agreed in advance between the parties and evidenced by a purchase order or Myomo order form.

For revenue derived from patients under Medicare Part B, the Company recognizes revenue once it has obtained sufficient medical documentation to demonstrate medical necessity and when control of the device has passed to the patient. Patients with Medicare Part B insurance coverage represented 54% and 49% of revenue for the years ended December 31, 2025 and 2024, respectively. With respect to patients with some Medicare Advantage insurance, the Company will recognize revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. These payers represented approximately 12% and 20% of revenue in 2025 and 2024, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin on an ongoing basis. During the years ended December 31, 2025 and 2024, the Company recognized revenue of approximately $1,058,200 and $1,140,800, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were recorded in a prior period.

For revenues derived from O&P providers in the United States and internationally and the VA, the Company recognizes revenue when control passes to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services, which may be recognized upon shipment or upon delivery, depending on the terms of the arrangement, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance and collectability is deemed probable.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or cost of revenue.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $218,200 and $83,100 of deferred revenue as of December 31, 2025 and 2024, respectively.

Of the $218,200 of deferred revenue as of December 31, 2025, the Company is expected to recognize approximately half during the year ended December 31, 2026. Of the $83,100 of deferred revenue as of December 31, 2024, the Company recognized $48,900 of revenue as of December 31, 2025.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	2025	2024
Clinical/medical providers	$10,508,257	$7,224,243
Direct-to-patient	30,419,785	25,326,956
Total revenue from contracts with customers	$40,928,042	$32,551,199

Geographic Data

The Company generated 83% of its revenue from the United States, 16% from Germany and 1% from other international locations for the year ended December 31, 2025. The Company generated 86% of its revenue from the United States, 13% from Germany, and 1% from other international locations for the year ended December 31, 2024.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25, such as when the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from certain third-party payers, which triggers revenue recognition. For the years ended December 31, 2025 and December 31, 2024, the Company recorded cost of goods sold of approximately $109,000 and $129,100, respectively, without corresponding revenue. The cost of clinical services by O&P providers for which they are paid a fee in conjunction with devices being sold directly to patients and billing their insurance companies directly are expensed as incurred as required by ASC 340-40-25, as a cost of obtaining a contract. These costs are recorded as sales and marketing expense, with the remaining costs associated with the patient being expensed to cost of revenue.

Shipping and Handling Costs

Shipping and handling costs paid by customers are netted against the related shipping costs we incur. The net cost is recorded in cost of revenues. Historically, such costs have not been material.

Debt

The Company elects not to use the fair value option for recording debt arrangements and elects to record its debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation. Elements of the host contract which are not clearly and closely related to the debt are considered derivatives and are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the amount of proceeds received, net of debt issuance costs, and the fair value of the derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs that are allocated to the debt, which are amortized under the effective interest method over the term of the loan.

Derivative Liabilities

The Company accounts for warrants determined to be derivative financial instruments and any embedded equity-linked component in debt instruments determined to be a derivative liability by recording them as a liability at fair value and then it marks-to-market each instrument to fair value as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities in other expense (income) for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company has recorded derivative liabilities for warrants it issued with certain equity offerings (see Note 9) as well as a compound derivative liability for provisions in its Term Loan (see Note 8). Debt issuance costs allocated to the derivative liabilities are expensed as incurred.

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

The Company files income tax returns in federal, state and foreign jurisdictions and is no longer subject to examinations by tax authorities for years prior to 2022. Currently, there are no income tax audits in process. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state of foreign tax authorities to the extent utilized in a future period.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive (loss)/income. The Company recorded comprehensive income from foreign currency translation of approximately $178,900 and a comprehensive loss of approximately $97,900 during the years ended December 31, 2025 and 2024, respectively, which are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactional foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of sales, in the consolidated statement of operations. Such amounts were immaterial for the years ended December 31, 2025 and 2024. The balance sheet is translated using the spot date on the day of reporting and the income statement is translated monthly using the average rate for the month.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2025 and 2024, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potentially common shares issuable at December 31, 2025 and 2024 consist of:

	2025	2024
Options	21,494	23,194
Warrants	1,367,187	668,250
Restricted stock units	1,752,473	1,218,792
Total	3,141,154	1,910,236

Due to their nominal exercise price of $0.0001 per share, a total of 3,763,258 and 7,061,519 outstanding pre-funded warrants as of December 31, 2025 and 2024, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2023 and August 2023, respectively.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expenses amounted to approximately $8,032,300 and $3,484,800 in 2025 and 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The update requires public business entities to provide enhanced disclosures in the note to the financial statements about the nature of expenses include in income statement captions. The new disclosures will require entities to disaggregate relevant expense captions and present these in a tabular format. At a minimum, the disaggregation must includes amounts for; purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, which is not expected to have a material impact on our financial position and results of operations.

Subsequent Events

The Company evaluates whether there have been subsequent events through the date the financial statements were issued and determines whether subsequent events exist that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2025	2024
Finished goods	$930,837	$1,289,368
Work in Process	28,204	60,731
Parts and subassemblies	2,164,048	1,815,866
Inventories	$3,123,089	$3,165,965

Note 4 — Equipment, net

Equipment consists of the following at December 31:

	2025	2024
Computer equipment	$681,303	$541,047
Sales demonstration units	1,669,872	708,351
R&D tools and molds	200,499	141,484
Leasehold improvements	610,488	362,687
Furniture and fixtures	905,002	571,348
	4,067,164	2,324,917
Less: accumulated depreciation	(1,854,263)	(994,909)
Equipment, net	$2,212,901	$1,330,008

Depreciation expense was approximately $859,400 and $205,900 for the years ended December 31, 2025 and 2024, respectively.

Note 5 — Software Development Cost

Software development consists of the following at December 31:

	2025	2024
Software development costs	1,590,864	—

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

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments are carried on the consolidated balance sheets at fair value. Short-term investments as of December 31, 2025 and 2024 consisted of U.S. Treasury Bills, which are classified as held-maturity, agency bonds and commercial paper totaling approximately $4,261,800 and $493,000, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income (loss) on the consolidated balance sheets and other comprehensive income (loss) on the consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other income/expense.

Cash equivalents, short-term investments and derivative liabilities, which are measured at fair value, were as follows At December 31, 2025:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024 Total
Money market funds	$10,234,433	$—	$—	$10,234,433
Commercial paper	—	1,645,442	—	1,645,442
Short-term investments	—	4,261,782	—	4,261,782
Warrant liability	—	—	999,418	—
Compound derivative liability	—	—	1,649,929	—

Cash equivalents and short-term investments, which are measured at fair value, were as follows at December 31, 2024:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023 Total
Money market funds	$23,334,374	$—	$—	$23,334,374
Short-term investments	—	492,990	—	492,990

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the year ended December 31, 2025:

	Warrant Liability	Compound Derivative Liability	Total
Balance – January 1, 2025	$—	$—	$—
Value at inception of warrant and compound derivative liability	918,274	1,514,400	2,432,674
Change in fair value of derivative liabilities	81,144	135,529	216,673
Balance – December 31, 2025	$999,418	$1,649,929	$2,649,347

Valuation assumptions utilized in the valuation of Level 3 liability under the Monte Carlo model for warrants at inception and December 31, 2025 were as follows:

	November 4, 2025	December 31, 2025
Risk-free interest rate	3.66%	3.68%
Stock price	$0.841	$0.91
Initial exercise price - Warrants	$0.96	$0.96
Volatility	96.22%	95.21%
Dividend yield	0.0%	0.0%
Remaining term - Warrants	5.0	4.84

The expected stock price volatility for the Company’s warrant liability was based on the Company's historical volatility. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The expected term used is the contractual life of the instrument being valued. The company has historically not paid any dividends and does not have any intention to do so in the future.

The valuation assumptions for the compound derivative liability under the Monte Carlo model are based on determining the fair value of the debt, excluding warrants with and without the derivative features, which include the conversion option for a portion of the debt, the default interest provision and acceleration of the debt upon an event of default. Key inputs for the valuation of the debt include a credit spread of 22.39% and an issuance date annualized risk-free rate of 3.72%.

	November 4, 2025	December 31, 2025
Remaining term - loan	3.57	3.42
Credit spread	22.39%	22.39%
Implied debt yield	26.11%	26.11%
Annualized risk-free rate	3.72%	3.72%

Note 7 – Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at December 31:

	2025	2024
Trade payables	$1,507,804	$1,169,901
Accrued compensation and benefits	1,952,578	5,009,385
Accrued professional services	85,696	54,257
Warranty reserve	148,296	129,615
Customer deposits	1,930,339	2,194,804
Accrued insurance	191,258	128,556
Other	3,796	335,299
	$5,819,767	$9,021,817

Note 8 — Debt

On November 4, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as a lender ("Avenue", or the "Lender"). Also on November 4, 2025, the Company entered into a Supplement to the Loan and Security Agreement (the “Supplement” and together with the Loan and Security Agreement, the “Loan Agreement”) with the Agent and the Lender.

The Loan Agreement provides for committed term loans in an aggregate principal amount of up to $17.5 million with (a) $12.5 million funded on the Closing Date (“Tranche 1”) and (b) up to $5.0 million to be funded at any time at the discretion of the Company between November 4, 2026 and May 4, 2027, so long as no default or event of default has occurred and is continuing. Upon the mutual agreement of the Company and the Lender, the Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1 and Tranche 2, the “Loans”), to be funded between January 1, 2027 and December 31, 2027, as the Company and the Lenders may mutually agree. The Loans bear interest at an annual rate equal to the sum of 4.75% and the prime rate as reported in The Wall Street Journal, subject to a prime floor equal to The Wall Street Journal prime rate on Closing Date. The maturity date of the Loans is June 1, 2029 (the “Maturity Date”).

The Company is making interest only payments on the Loans until the 18-month anniversary of the Closing Date, subject to a 6-month extension if the funding of Tranche 2 has occurred. The Loan principal is repayable in equal monthly installments from the end of interest only period to the Maturity Date.

The Company may, at its option at any time, prepay the Loans in their entirety by paying the then outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. A final payment fee of 3.25% of the principal amount of the Loans (subject to certain reductions), is also due upon the Maturity Date or earlier date of prepayment of the Loans. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, in which the Agent is granted senior secured lien.

Pursuant to the Loan Agreement, the Company is subject to certain financial covenants requiring the Company to (i) maintain at all times $2.5 million in unrestricted cash, (ii) achieve at least 75% of its trailing three-month projected revenue and (iii) achieve cash burn for the trailing six months of no more than the greater of 150% of its projected cash burn, or $2.0 million.

Pursuant to the Loan Agreement, the Lender also has the right to convert up to $3.0 million of the outstanding principal of Tranche 1 and up to $1.0 million of the outstanding principal of Tranche 2 into shares of Company common stock (the “Conversion Securities”) at a price per share equal to 120% of the exercise price of the warrant (See Note 10) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The conversion feature and other terms in the Loan Agreement were bifurcated from the debt at inception, and are being recorded as a compound derivative liability which is being recorded at fair value. At inception, the Company recorded a derivative liability of approximately $1,514,400. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $1,649,900. A loss of approximately $135,500 was recorded to change in fair value of derivative liability in other income (expense) for the year ended December 31, 2025.

The Company recorded approximately $821,100 in debt issuance costs during the year ended December 31, 2025 in conjunction with entering into the Loan Agreement, which includes a commitment fee as well as banking and legal fees. The Company capitalized the portion of debt issuance costs allocated to the debt and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. The debt issuance costs that were allocated to the warrant (see Note 10) and the compound derivative liability of approximately $151,200 were charged to interest expense at inception of the Loan Agreement. As of December 31, 2025, the balance of debt issuance costs was approximately $638,000, which is included in debt discount on the consolidated balance sheet. The Company amortized $226,300 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the year ended December 31, 2025.

Concurrent with the closing of the Loan Agreement, the Company repaid $4,000,000 to Silicon Valley Bank, representing all amounts outstanding under its credit facility. In addition, the Company paid pre-payment and other fees and wrote-off unamortized debt issuance costs associated with terminating the credit facility, which resulted in the recording of approximately $186,400 to interest expense during the year ended December 31, 2025.

Including the aforementioned amounts, the Company recorded interest expense of approximately $927,800 and $54,900 under the Loan Agreement and credit facility during the years ended December 31, 2025 and 2024, respectively.

Debt as of December 31, 2025 consists of;

Long-term debt	$12,527,083
Compound derivative	1,649,929
Discount	(2,954,857)
Long term debt, net of discount	$11,222,155

Discount consists of discount for warrant and conversion option, as well as debt issuance costs.

Note 9 — Equity

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 75,000,000 shares of stock, consisting of 65,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of undesignated Preferred Stock, par value of $0.000

On December 6, 2024, the Company completed a public equity offering, selling 3,450,000 shares at $5.00 per share, generating net proceeds after fees and expenses of approximately $15.8 million.

On January 19, 2024, the Company completed a registered direct equity offering, pursuant to which it sold 1,354,218 shares of common stock and 224,730 pre-funded warrants at $3.80 per share, or $3.7999 per pre-funded warrant, generating net proceeds after fees and expenses of approximately $5.4 million.

728 shares of common stock were issued through the exercise of stock options during the year ended December 31, 2025. No shares of common stock were issued through the exercise of stock options during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company issued 794,097 and 1,004,288 shares of common stock, respectively, upon the vesting of restricted stock units.

In conjunction with entering into the Loan Agreement (See Note 7), the Company issued to Avenue a warrant to purchase up to $1,312,500 worth of shares of the Company’s common stock (the “Warrant”). The warrant expires on November 4, 2030 and has an exercise price per share equal to the lesser of (i) $0.96 and (ii) the price per share of the Company’s next bona fide round of equity financing before June 30, 2026 for the purposes of raising capital.

Note 10 — Stock Award Plans and Stock-Based Compensation

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

On January 1, 2025 and 2024, the number of shares reserved and available for issuance under the 2018 Plan increased by 1,375,130 and 1,085,401 shares, respectively. At December 31, 2025, there were 524,565 shares available for future grant under the 2018 Plan.

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

Stock Option Awards

Stock option activity under the Stock Option Plans during the years ended December 31, 2025 and 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Intrinsic Value
Balance at January 1, 2024	24,529	$41.79	5.53	$7,468
Forfeited or cancelled	(1,283)	$11.94
Exercised	(52)	$(0.05)
Balance at December 31, 2024	23,194	$42.98	4.41	$15,660
Forfeited or cancelled	(832)	$35.65
Expired	(140)	$0.05
Exercised	(728)	$0.05
Balance at December 31, 2025	21,494	$45.00	3.53	$35
Options exercisable at December 31, 2024	21,758	$45.13	4.26	$15,660
Options exercisable at December 31, 2025	21,369	$45.22	3.52

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. There was no income tax benefit recognized in the financial statements for share-based compensation arrangements for the years ended December 31, 2025 and 2024, respectively. There were no stock options granted during the years ended December 31, 2025 and 2024, respectively.

Restricted Stock Units

Restricted stock unit “RSU” activity for the years ended December 31, 2025 and 2024 is summarized below:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2024	1,501,659	$5.06	1.44
Awarded	780,390	$3.41
Vested	(1,004,204)	$1.41
Canceled	(59,053)	$12.66
Outstanding as of December 31, 2024	1,218,792	$2.29	2.34
Awarded	1,431,357	$2.88
Vested	(813,223)	$1.96
Canceled	(95,490)	$3.02
Outstanding as of December 31, 2025	1,741,436	$2.89	2.10

In 2025 and 2024, the Company granted an aggregate of 1,431,357 and 780,390 RSUs to employees, members of the board of directors and consultants, respectively, of which 552,281 and 608,000 RSUs were granted to executive officers, respectively, each of which vest over a period of three years, respectively. In 2025 and 2024, the Company granted 118,880 and 60,170 RSUs respectively to independent members of the board of directors, which vest in four equal quarterly installments.

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

Share-Based Compensation Expense

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and time-based and performance-based restricted stock units to employees and directors, and restricted stock units to employees in the consolidated statements of operations as follows:

	2025	2024
Cost of goods sold	$146,511	$60,103
Research and development	239,555	94,088
Selling, clinical, and marketing	432,276	149,049
General and administrative	1,265,700	571,198
Total	$2,084,042	$874,438

As of December 31, 2025, there was an immaterial amount of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 0.1 years.

As of December 31, 2025, there was approximately $4,008,774 of unrecognized compensation cost related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.1 years.

Note 11 — Warrants

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2025 and 2024:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance, Jan 1, 2024	8,939,769	8,939,769	$0.56	$0.56
Issued	224,730	224,730	—	—
Expired	—	—	—	—
Exercised	(1,434,730)	(1,434,730)	—	—
Balance, Dec 31, 2024	7,729,769	7,729,769	$0.65	$0.65
Issued	1,367,187	1,367,187	—	—
Expired	(668,250)	(668,250)	—	—
Exercised	(3,298,261)	(3,298,261)	—	—
Balance, Dec 31, 2025	5,130,445	5,130,445	$0.26	$0.26

In conjunction with entering into the Loan Agreement (See Note 8), the Company issued to Avenue a warrant to purchase up to $1,312,500 worth of shares of the Company’s common stock (the “Warrant”). The warrant expires on November 4, 2030 and has an exercise price per share equal to the lesser of (i) $0.96 and (ii) the price per share of the Company’s next bona fide round of equity financing before June 30, 2026 for the purposes of raising capital.

In addition, upon a change of control, Avenue is entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price. Avenue may exercise the warrant at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. Avenue may also exercise the warrant on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the warrant. The warrant is subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

The Company is accounting for the warrant as a derivative liability, which is recorded at fair value. At inception, the Company recorded a derivative liability of approximately $918,000. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $999,000, and the Company recorded a loss from the change in fair value of derivative liabilities in other income (expense) of approximately $81,000 for the year ended December 31, 2025. See Note 5 – Fair Value of Financial Instruments, for a description of the valuation assumptions used to value the derivative liability.

Due to their nominal exercise price of $0.0001 per share, a total of 3,763,258 and 7,061,519 outstanding pre-funded warrants as of December 31, 2025, and 2024, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statements of operations as of the closing dates of the Company's public equity offerings in January 2024, August 2023 and January 2023, respectively. A total of 3,298,261 and 1,434,730 pre-funded warrants were exercised during the years ended December 31, 2025 and 2024, respectively. The pre-funded warrants have no maturity date.

The weighted average remaining contractual life of warrants outstanding and exercisable, excluding pre-funded warrants at December 31, 2025 was 4.85 years.

Note 12 — Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There is no material litigation against the Company at this time.

Operating Leases

The Company had a lease agreement for its corporate headquarters in Boston, Massachusetts, which expired in January 2025 and has a lease agreement for office space in Fort Worth, TX. which expired December 2025. In August 2024, the Company entered into a lease agreement for a new corporate headquarters and manufacturing facility in Burlington, Massachusetts. The Company began relocating operations in December 2024 and completed the move in January 2025. The term of the lease is 88 months following the rent commencement date, which was May 11, 2025. The Company has the option to extend the new lease for an additional five years, subject to certain conditions being satisfied. Under the new lease, the Company provided a security deposit to the landlord in the form of a letter of credit for $375,000. The Company has collateralized the letter of credit with cash in a separate bank account, which is accounted for as long-term restricted cash on the condensed consolidated balance sheet. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2025, operating lease assets were approximately $6,679,300 and operating lease liabilities were approximately $8,160,300. The maturity of the Company's operating lease liabilities as of December 31, 2025, were as follows:

As of December 31, 2025
2026	$1,197,919
2027	1,525,416
2028	1,592,125
2029	1,650,479
Thereafter	4,872,994
Total future minimum lease payments	10,838,933
Less imputed interest	2,678,649
Total operating lease liabilities	$8,160,284
Included in the consolidated balance sheet:
Current operating lease liabilities	$494,662
Non-current operating lease liabilities	7,665,622
Total operating lease liabilities	$8,160,284

For the twelve months ended December 31, 2025, the total lease cost comprised of the following amounts:

	Years ended December 31,
	2025	2024
Operating lease expense	$1,455,473	$639,829
Short-term lease expense	4,218	6,420
Total lease expense	$1,459,691	$646,249

The Company paid cash of approximately $691,200 and $582,700 for its operating leases for the years ended December 31, 2025, and 2024, respectively.

The following summarizes additional information related to operating leases:

	As of December 31
	2025	2024
Weighted-average remaining lease term	6.7	7.8
Weighted-average discount rate	8.5%	8.6%

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

Changes in warranty liability were as follows:

	2025	2024
Accrued warranty liability, beginning of year	$129,615	$231,108
Accrual provided for warranties issued during the period	198,837	25,244
Adjustments to prior accruals	—	—
Actual warranty expenditures	(180,156)	(126,737)
Accrued warranty liability, end of year	$148,296	$129,615

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

Insurance Obligations

The Company finances its directors and officers insurance policies, which requires the Company to make a down payment, followed by equal payments over a defined term. During the year ended December 31, 2024, the Company completed payments under a financing arrangement for its 2023-2024 insurance policies, comprising of nine equal monthly payments of approximately $27,000, ending in March 2024. The Company then entered into a new financing arrangement covering the twelve-month period ending in June 2025. Under this financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and made nine equal monthly payments of approximately $39,000, ending in March 2025. The Company then entered into a new financing arrangement for its 2025-2026 insurance policies covering the twelve month period ending in June 2026. The Company made a down payment of $68,400 during the three months ended June 30, 2025 and is making 10 equal monthly payments of approximately $40,300, starting in July 2025.

The Company also finances its property and casualty insurance policies, which require the Company to make a down payment, followed by equal payments over a defined term. During the three months ended September 30, 2025, the Company entered in a new financing arrangement for its 2025-2026 policy covering the twelve months ended July 2025. The Company made a down payment of $55,400 and is making 8 equal payments of approximately $24,300, starting in August 2025.

Changes in the Company's supplier finance obligations were as follows and included in prepaid and accrued expenses on the consolidated balance sheet statement:

For the Twelve Months Ended December 31,	2025	2024
Balance January 1	$181,256	$142,217
Increase	650,488	417,763
Expensed	(547,543)	(378,724)
Balance December 31,	$284,201	$181,256

Note 13 — Income Taxes

Income (loss) before provision for income taxes was as follows:

	2025	2024
United States	$(16,701,755)	$(6,824,771)
Foreign	1,632,403	1,006,659
Loss before income taxes	$(15,069,352)	$(5,818,112)

The income tax provision for the years ended December 31, 2025 and 2024 consists of the following:

	2025	2024
Current income tax expense
US federal	$—	$—
US state and local	—	—
Foreign	504,532	365,617
Total current income tax expense	504,532	365,617

Deferred tax expense
US federal	—	—
US state and local	—	—
Foreign	—	—
Total deferred income tax expense	—	—

Total income tax expense
US federal	—	—
US state and local	—	—
Foreign	504,532	365,617
Total income tax expense	$504,532	$365,617

The reconciliation between the U.S statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2025 and 2024 is as follows:

	2025
	Amount	Percent
US federal statutory income tax rate	$(3,164,564)	21.00%

Domestic federal
Tax credits
Research credits	(518,231)	3.40%
Nontaxable and nondeductible items	(27,923)	0.2%
Cross-border tax laws	238,181	(1.6)%
Valuation allowance	3,743,988	(24.8)%
Other	71,353	(0.5)%
Domestic state and local, net of federal	—	0.0%

Foreign tax effects
Germany
Local Corporate Trade Taxes	259,224	(1.7)%
Other	(97,496)	0.6%
Total	$504,532	(3.3)%

2024
Percent
U.S. federal statutory rate	21.00%
State income taxes, net of federal benefit	5.96%
State rate change and other	1.89%
NOLs' to expire unutilized due to 382 limitation	0.00%
Foreign Rate Differential	-1.57%
Other permanent items	10.04%
Prior year taxes	0.00%
Change in valuation allowance	-43.61%
Effective Tax Rate	-6.28%

The Company adopted ASU 2023-09 on a prospective basis.

The significant components of the Company’s deferred tax assets are as follows:

	2025	2024
Net operating loss carryover	$16,797,345	$12,300,344
Tax credits	1,415,887	534,876
Research and Experimental cost capitalization	1,370,856	1,850,075
Stock-based compensation	926,798	793,031
Other	2,724,379	3,335,205
Total deferred tax asset	23,235,266	18,813,531
Less: valuation allowance	(21,557,845)	(16,940,159)
Deferred tax asset, net of valuation allowance	$1,677,421	$1,873,372
Right of use asset	(1,677,421)	(1,873,372)
Total deferred tax liabilities	(1,677,421)	(1,873,372)
Net deferred tax asset (liability)	$—	$—

On July 4, 2025, the One Big Beautiful Bill Act ( “the Act”) was enacted into law in the United States, with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. The provisions of the Act effective in 2025 were not material and have been reflected in our results, as applicable.

As of December 31, 2025 and 2024, the Company had approximately $97,244,000 and $79,060,000 of Federal NOLs and $76,510,000 and $63,502,000 of state NOLs, respectively, available to offset future taxable income. The Federal NOLs incurred prior to 2018 of approximately $26,425,000, if not utilized, begin expiring in the year 2028. The Federal NOLs incurred after 2017 of approximately $70,819,000 have an indefinite carryforward period. The state NOLs if not utilized begin to expire in to expire in 2026 through 2045.

Additionally, the Company has U.S. federal and state research and development tax credits of $881,000 and $342,000, respectively, which will begin to expire in the year 2026 and 2033, respectively.

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

ASC 740 , “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the change in valuation allowance was an increase of approximately $4,618,000 an increase of $2,540,000, respectively.

The Company recognizes interest and penalties relating to unrecognized tax benefits on the income tax expense line in the statement of operations. There are no tax penalties and interest on the consolidated statement of operations as of December 31, 2025 and 2024, respectively. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2022. To the extent the Company has tax attribute carryforwards the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state of foreign tax authorities to the extent utilized in a future period.

The amount of cash income taxes paid by the Company were as follows:

2025
Federal	$—
State and local	—
Foreign:
Germany	330,939
Income Taxes Paid, net of amounts refunded	$330,939

There were no accrued interest and penalties at December 31, 2025 and 2024, respectively.

Note 14 — Segment Reporting and Major Customers

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

For the years ended December 31,	2025	2024
Revenue	40,928,042	32,551,199

Cost of revenue	14,039,718	9,365,856
Gross profit	26,888,324	23,185,343
Gross margin	65.7%	71.2%
Operating expenses:
Payroll and benefits expense	28,820,190	22,642,489
Advertising	8,032,258	3,484,824
All other segment operating expenses	10,783,001	6,701,412
Payroll and benefits expense in cost of revenue	(6,345,278)	(3,436,684)
	41,290,171	29,392,041
Loss from operations	$(14,401,847)	$(6,206,698)
Other expense (income)	667,505	(388,586)
Income tax expense	504,532	365,617
Net Loss	$(15,573,884)	$(6,183,729)

All other segment operating expenses: include Product Development, Software Expense, Travel and Entertainment, Outside Services, Consultants, and Legal Fees.

Major Customers

For the years ended December 31, 2025 and 2024, there were no customers which accounted for more than 10% of revenues. For the year ended December 31, 2025, patients with Medicare Part B insurance represented 54% of revenues. For the year ended December 31, 2024, patients with Medicare Part B insurance and a U.S insurance payer represented 49% and 18% respectively, of revenues.

For the year ended December 31, 2025, CMS, U.S. commercial insurer and its affiliates, and an O&P customer, accounted for approximately 25%, 16%, and 12% of accounts receivable, respectively. For the year ended December 31, 2024, CMS and a U.S. commercial insurer and its affiliates, accounted for approximately 36% and 19% of accounts receivable.

For the year ended December 31, 2025 and 2024, approximately 20% and 25% of the Company's total revenues were derived from patients with Medicare Advantage insurance plans, respectively