Form 10-K/A
period 2025-12-31
MYOMO, INC.
filed 2026-04-29
CIK 1369290

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id:	199	Auditor Name:	CBIZ, LLP	Auditor Location:	New York, NY, USA
Auditor Firm Id:	688	Auditor Name:	Marcum LLP	Auditor Location:	New York, NY. USA

EXPLANATORY NOTE TO AMENDMENT NO. 1

Myomo, Inc. (the “Company,” the “registrant,” “we,” “us,” “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1” or “Form 10-K/A”), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Commission File Number 001-38109 ), as filed by the Company with the Securities and Exchange Commission (the “SEC”), on March 9, 2026 (the “Original Form 10-K” and together with Amendment No. 1, the “2025 Annual Report”). The sole purposes of this Amendment No. 1 are to (i) include in Part III the information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K and (ii) correct inadvertent typographical errors to the dates of the certifications of the Company’s principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2, and furnished as 32.1 and 32.2 with the Original Form 10-K. This Amendment No. 1 hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K. In connection with this Amendment No. 1, the Company is including updated certifications of its principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, in compliance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Form10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K (i.e., those events occurring after March 9, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

Unless otherwise defined herein, each capitalized term included in this Amendment No. 1 but not otherwise defined herein shall have the meaning ascribed to such term in the Original Form 10-K.

MYOMO, INC

2025 FORM 10-K/A ANNUAL REPORT

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

We have three classes of directors serving staggered three-year terms. Our board of directors is presently composed of six directors. Each of Class I, Class II and Class III currently consists of two directors. The terms of our Class III directors will expire at our 2026 annual stockholders meeting. The terms of our Class I directors will expire at the 2027 annual stockholders meeting, and the terms of our Class II directors will expire at our 2028 annual stockholders meeting.

Set forth below is biographical information for our current directors. There are no family relationships among our executive officers or directors. The following presents our current directors, their respective term on the board of directors, ages and positions as of April 29, 2026:

Name	Age	Position
Class I Directors
Thomas A. Crowley (1)(2)(3)	79	Director
Milton M. Morris (2)(4)	56	Director
Class II Directors
Heather C. Getz (1)(3)	51	Director
William J. Febbo (5)	57	Director
Class III Directors
Thomas F. Kirk (1)(2)(3)(4)	80	Lead Independent Director
Paul R. Gudonis	72	President, Chief Executive Officer and Chairman of the Board of Directors

(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee
(3)
Member of the Nominating and Corporate Governance Committee
(4)
Member of the Technology, Quality and Regulatory Committee
(5)
Mr. Febbo was appointed to the board of directors on April 14, 2026. He is not currently assigned to any committees

Thomas A. Crowley, Jr. has been a member of our board of directors since March 2012. Mr. Crowley retired as Chief Executive Officer of Vertical Spine, LLC in 2025 and served on its board of directors from 2011 to 2025. He also served on the board of Cascade Medical Enterprises, LLC from January 2008 to January 2020, as Chairman of Core Essence Orthopedics, Inc. from March 2011 until March 2012, as President and board member of Aircast, LLC from September 2003 until May 2006 and as a board member of Freedom Innovations from March 2011 until June 2013. Additionally, Mr. Crowley served as member of the Corporate Advisory Council of the American Society for Surgery of the Hand from November 2004 to May 2006. Mr. Crowley was President of Small Bone Innovations, Inc. from February 2008 until February 2011. He also served as Managing Director—Healthcare Investment Banking at Friedman Billings Ramsey from September 2006 until January 2008. Mr. Crowley holds a BA from Fairfield University, an MS from Columbia University School of Business and is a Graduate, U.S. Army Command and General Staff College, Ft. Leavenworth, KS. We believe Mr. Crowley’s executive experience, and his financial, investment and management experience provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve on our board of directors.

Milton M. Morris, Ph.D., NACD.DC, has been a member of our board of directors since June 2021. Dr. Morris is also National Association of Corporate Directors (NACD) Directorship CertifiedTM and currently serves both public and private companies as a consultant. Dr. Morris has served on the board of directors of Embecta Corp. since March 2022 and Nordson Corp. since September 2022. Dr. Morris has over 30 years of operating & oversight experience within large and small cap companies and is nationally recognized for his leadership in successful commercialization of high-tech medical devices. Dr. Morris has a successful track record of leading turnarounds, building high performing teams and growing value in highly regulated global markets. Dr. Morris was formerly the Chairman of the board of directors, President and Chief Executive

Officer of Neuspera Medical, Inc. (“Neuspera”), a privately held company, from July 2015 to June 2022. During his tenure, Neuspera experienced significant growth in valuation and received FDA approval for its ultraminiaturized neurostimulator system for pain. Prior to joining Neuspera, Dr. Morris was the Sr. Vice President of Research & Development and Emerging Therapies at Cyberonics (now LivaNova) from January 2009 to December 2014, where he assembled and led an R&D team that pioneered the first closed-loop vagus nerve stimulation device for Epilepsy. Dr. Morris was employed by Guidant Corporation and its successor, Boston Scientific Corporation from August 1996 to August 2007. During his tenure, he held several positions, including Principal Research Scientist; Director, Research & Development; and Director, Marketing where he served as the Arrhythmia Franchise leader with responsibilities for both the implantable pacemaker and defibrillator businesses for the Cardiac Rhythm Management division of Boston Scientific. Prior to joining Guidant, Dr. Morris spent five years working as a Research Assistant in the Medical Computing Laboratory at the University of Michigan in collaboration with the electrophysiology group at the University of Michigan hospital and the Michigan Heart and Vascular Institute. During this period, Dr. Morris was awarded fellowships from the National Science Foundation (NSF) and the National Institutes of Health (NIH) in support of his research on the development of novel approaches to low power arrhythmia classification algorithms designed for implantable defibrillators. Dr. Morris is named as an inventor on over 30 patents and an author on 20 peer reviewed publications, book chapters, abstracts and scientific presentations. Dr. Morris serves as a Trustee for Northwestern University and as a Fellow in the American Institute for Medical and Biological Engineering (AIMBE) where he was inducted for contributions to developing and commercializing innovations in bioelectronic medicine. Dr. Morris received an MBA from the Kellogg School of Management, a Masters and Ph.D. in Electrical Engineering from the University of Michigan and a Bachelor of Science in Electrical Engineering from Northwestern University. We believe Dr. Morris’s executive experience in the medical device industry and his experience in developing and successfully launching new medical device products in regulated markets, both domestic and international, qualifies him to serve on our board of directors.

Heather C. Getz, NACD.DC, MBA, CPA (inactive) has been a member of our board of directors since March 2024. She is the chair of the Audit Committee and a member of the Nominating and Corporate Governance committee. Ms. Getz has over 25 years of experience in publicly traded healthcare and medical device companies where she created long-term value through her financial and operational leadership. During her career, Heather has been integral in strategy development and successfully led the acquisition and/or integration of over 40 companies and secured over $1 billion in financing. Heather has also led several business restructurings removing hundreds of millions of costs from businesses while growing revenue. She was instrumental in turning around and growing BioTelemetry, Inc. from a market capitalization of $50 million to $2.8 billion upon its sale to Koninklijke Philips N.V. (NYSE: PHG) in 2021. Ms. Getz is an advisor and executive coach and also serves as a director and Chairman of the Audit Committee and member of the Compensation committee at Vital Connect, Inc. In August 2025, Ms. Getz retired as the Chief Financial and Operations Officer and Corporate Secretary of Butterfly Network, Inc. (NYSE: BFLY) a position she held since July 2023. Prior to that she was the Chief Financial Officer from May 2022 to July 2023. Previously, Ms. Getz served as Chief Financial Officer and President of North America at Healthy.io Ltd., a privately-held medical technology company, from November 2021 to April 2022. Before joining Healthy.io Ltd., from May 2009 to November 2021, Ms. Getz held executive leadership positions at BioTelemetry, Inc., a publicly-traded medical technology company, including serving as Chief Financial and Administrative Officer from January 2019 to July 2021, Chief Financial Officer from January 2010 to January 2019, and Vice President Finance from May 2009 to January 2010. Prior to BioTelemetry, Ms. Getz has also held various leadership positions at Alita Pharmaceuticals, VIASYS Healthcare Inc., and Sunoco, Inc. Ms. Getz received her undergraduate degree in Accountancy and a Master of Business Administration degree from Villanova University. She is a certified public accountant and holds a Director Certification from the National Association of Corporate Directors (NACD.CD). We believe Ms. Getz’s public company executive, investor relations, financial and operating experience in the healthcare and medical device industry qualifies her to serve on our board of directors.

William J. Febbo was appointed to our board of directors on April 14, 2026. Mr. Febbo currently serves as Chief Executive Officer and Director of Performance Health Systems, a privately-held company that utilizes health and wellness equipment to improve mobility for people at home, businesses, and clinics, which he joined in February 2026. Previously, he served as Chief Executive Officer of OptimizeRx Corporation (NASDAQ: OPRX) from 2015 to 2024, where he transformed the company from a single point-of-care product provider into an AI-driven omnichannel platform. Under his leadership, revenue grew from $5 million to $92 million, achieving a five-year CAGR of 41%. He also led OptimizeRx's uplisting from OTC to Nasdaq and expanded its digital healthcare network, contributing to significant growth in its market capitalization. Mr. Febbo has also co-founded and led companies focused on the capital markets, including Merriman Holdings, Inc., and Digital Capital Network. Mr. Febbo received a BA in International Studies and Spanish from Dickinson College. He is an MIT-affiliated faculty member and mentor in the linQ program, supporting biomedical innovations addressing major health and medical challenges. He also in a Mentor for the X & Y Class at Harvard Business School. We believe Mr Febbo's executive experience in the medical device industry qualifies him to serve on our board of directors.

Thomas F. Kirk has served as a member of our board of directors since September 2014 and as Lead Independent Director since October 2016. Mr. Kirk is a seasoned healthcare executive with extensive experience leading growth, operational transformation, and strategic expansion across medical services and device organizations. He most recently served as Chairman and Chief Executive Officer of American Medical Staffing, Inc. from 2013 to 2024, where he led the company’s significant growth by expanding into additional clinical specialties, broadening its base of healthcare and rehabilitation customers, and executing on geographic expansion, third-party reimbursement strategies, and strategic acquisitions. Under his leadership, the company more than tripled in size. Previously, Mr. Kirk served as Chief Executive Officer of Hanger, Inc. from March 2008 to May 2012 and earlier as its Chief Operating Officer from January 2002 to February 2008. During his tenure, he drove revenue growth of more than 250% by increasing the number of patient care centers, introducing new musculoskeletal devices and services, and expanding core capabilities such as fabrication, distribution, and rehabilitation into scaled business segments. He also served as a member of Hanger’s board of directors from January 2002 to November 2013. He has also held multiple leadership roles with the American Orthotic and Prosthetic Association, including serving in key committee and governance positions from 2002 to 2013. Earlier in his career, Mr. Kirk was a partner at AlixPartners, where he advised clients on strategy, operations, supply chain, and financial restructuring across healthcare and other industries. Before this, he held executive positions in operations, finance, mergers and acquisitions, marketing, and new business and product commercialization with publicly held firms in the US and Europe in the medical services/devices, pharmaceuticals, specialty chemicals, and automotive supply industries. Mr. Kirk holds a B.S. in Mechanical Engineering from Carnegie Mellon University and an MBA and Ph.D. from the University of Pittsburgh. His experience in executive leadership, finance, and strategic planning makes him well qualified and provides a valuable perspective to the board of directors.

Paul R. Gudonis has been the Chairman of our board of directors since August 2016 and our Chief Executive Officer and a director of our company since July 2011. Mr. Gudonis was also appointed President in February 2017. During his tenure at Myomo, he has grown our operations, obtained reimbursement of the MyoPro by Medicare and other payers in the United States, and has expanded our business internationally. He brings 40 years of experience in launching new technology-based products and services to our company. His career spans the fields of software, telecommunications, internet services, and robotics. Prior to joining our company, Mr. Gudonis served as President at FIRST Robotics, or FIRST, from October 2005 until June 2010. Prior to his position at FIRST, Mr. Gudonis was the Chief Executive Officer of Centra Software, Inc., from August 2003 until April 2005. Mr. Gudonis was also the Chief Executive Officer of Genuity, Inc. from January 2000 until March 2003. He has also served as Chairman of the Massachusetts High Tech Council. Mr. Gudonis is a member of the Dean’s Advisory Council at his alma mater, Northwestern University’s McCormick School of Engineering, where he earned his degree in electrical engineering. At McCormick, he also serves on the industry advisory board of the Biomedical Engineering Department. He earned his MBA degree from Harvard University. We believe Mr. Gudonis’s leadership experience at Myomo, engineering background and substantive experience in growing early stage ventures, provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve on our board of directors.

Executive Officers

The following presents our current executive officers and their respective ages and positions as of April 29, 2026:

Name	Age	Position
Paul R. Gudonis	72	President, Chief Executive Officer and Chairman of the Board of Directors
David A. Henry	64	Chief Financial Officer
Micah J. Mitchell	50	Chief Commercial Officer
Harry Kovelman M.D.	67	Chief Medical Officer

See the section above captioned “Directors” for Mr. Gudonis’ biography.

David A. Henry has been our Chief Financial Officer since February 2019. Mr. Henry brings over 35 years of financial, leadership and management experience in high technology manufacturing companies. From April 2004 to July 2007, he was Chief Financial Officer of AMI Semiconductor, a NASDAQ listed company. From July 2007 through June 2017, Mr. Henry was Chief Financial Officer of American Semiconductor Corporation, a NASDAQ listed company. From August 2017 until February 2019, he was Chief Financial Officer of Eos Energy Storage LLC, a then privately-held company and manufacturer of grid-scale energy systems for utilities and renewable project developers. Mr. Henry is a Certified Public Accountant (inactive). He earned his MBA from Santa Clara University and his BS in Business Administration from the University of California, Berkeley.

Micah J. Mitchell has been our Chief Commercial Officer since July 2018. Prior to joining our company, from June 2016 to December 2018, Mr. Mitchell served as Vice President, N.A. Commercial Operations and Business Development for Invacare Corporation (NYSE: IVC), a durable medical equipment manufacturer and distributor. From March 2015 to June 2016, he was a Regional Vice President for Numotion, a privately-held provider of individually configured, medically necessary mobility products and services. Micah was the Managing Member for Wheelchair Vans, LLC, a wheelchair accessible van rental and sales business, which he started in December of 2011 and ran until June 2015. From 2008 to 2012, he served as Director of Sales at Alliance Seating & Mobility, a privately-held custom wheelchair business. Mr. Mitchell has an MBA from the McCombs School of Business at the University of Texas at Austin and a BS in Economics from Baylor University.

Harry Kovelman, M.D. joined us as Chief Medical Officer in November 2020. Dr. Kovelman brings 25 years of experience in medical devices and pharmaceuticals, including roles as Senior Vice President Medical Affairs for Helius Medical Technologies from April 2017 to October 2020 and Vice President, Medical Affairs for Pacira BioSciences, Inc. (formerly Pacira Pharmaceuticals) from 2014-2017. He also held a senior executive role at Convatec Group Plc from 2010 to 2014. He is the author of several papers on rehabilitation procedures and has presented at numerous professional conferences on various innovations in healthcare products and services. His responsibilities have included leading launch initiatives for innovative products, KOL development, creating scientific platforms, publication planning and working cross functionally with other parts of the organization to ensure the appropriate and compliant communication of scientific and clinical information to health care professionals, the payer community and patients for both educational and clinical purposes. Dr. Kovelman received his Doctor of Medicine degree through the fifth pathway program at University of Maryland, University Hospital in Baltimore Maryland. His undergraduate work was completed at the University of Maryland with a Bachelor of Science degree in psychology.

Meetings of the Board of Directors

Our board of directors held six regular meetings in 2025. During their respective terms of service, each director attended at least 75% of all meetings of the board of directors during 2025. Under our corporate governance guidelines, directors are expected to be active and engaged in discharging their duties and to keep themselves informed about our business and operations. Directors are also expected to try to attend our annual meeting of stockholders, all meetings of the board of directors and all meetings of the committees on which they serve. All of our directors at the time attended the 2025 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our chief executive officer, our chief financial officer, and our other executive and senior officers, which is available on our website at www.myomo.com. We intend to satisfy the disclosure requirements of
Item 5.05 of Form 8-K by disclosing substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website available at www.myomo.com Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including the preparation and maintenance of our financial and accounting information, our compliance with laws, and possible conflicts of interest.

Under our Code of Business Conduct and Ethics, each of our directors and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigations of complaints relating to accounting or audit matters. These procedures have been adopted by the board of directors and are administered by our audit committee.

A current copy of our Code of Business Conduct and Ethics is posted on the Investors section of our website under Governance Documents, which is located at https://ir.myomo.com/corporate-governance/governance-documents.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits short sales and, without prior approval, derivative transactions of our stock by our executive officers, directors and specified other employees and their respective affiliates, purchases or sales of puts, calls or other derivative securities of the company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities, or other hedging transactions. In addition, our insider trading policy expressly prohibits our executive officers, directors and specified other employees and their respective affiliates from borrowing against company securities held in a margin account, or, without prior approval, pledging our securities as collateral for a loan.

Independence of the Board of Directors

Our board of directors has determined that Messrs. Kirk, Crowley, Febbo and Morris and Ms. Getz each satisfy the requirement for independence set out in Section 803 of the NYSE American rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his or her immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE American rule referenced above. A majority of the members of our board of directors are independent under NYSE American rules.

Identifying and Evaluating Director Nominees

The board of directors is responsible for selecting its own members. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates in connection with its evaluation of a director candidate, including through candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm, or reliance on the knowledge of the members of the nominating and corporate governance committee, the board of directors or management. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval as director nominees for election to the board of directors.

Minimum Qualifications

The nominating and corporate governance committee will consider, among other things, the following qualifications, skills and attributes when recommending candidates for the board of directors’ selection as nominees for the board of directors and as candidates for appointment to the board of directors’ committees. The nominee shall have high standards of personal and professional ethics and integrity, shall have proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment, shall have skills that are complementary to those of the existing board of directors, shall have the ability to assist and support management and make significant contributions to the Company’s success and shall have an understanding of the fiduciary responsibilities that is required of a member of the board of directors and the commitment of time and energy necessary to diligently carry out those responsibilities.

In evaluating proposed director candidates, the nominating and corporate governance committee will consider, in addition to the minimum qualifications and other criteria for our board of directors membership approved by the board of directors from time to time, the current size and composition of our board and the needs of the board of directors and the respective committees of the board of directors, such factors as character, integrity, judgment, diversity, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business and industry, other commitments and the like and any other factors that the nominating and corporate governance committee may consider appropriate. When the nominating and corporate governance committee considers diversity, it will consider diversity of experience, skills, viewpoints, race and gender, as it deems appropriate.

Board Leadership Structure and Board’s Role in Risk Oversight

Our board of directors currently believes that our company is best served by combining the roles of Chairman of the Board and Chief Executive Officer. Our board of directors believes that as Chief Executive Officer, Mr. Gudonis is the director most familiar with our business and industry and most capable of effectively identifying strategic priorities and leading discussion and execution of strategy. Our independent directors bring experience, oversight and expertise from outside our company, while our Chief Executive Officer brings company-specific experience and expertise. Our board of directors believes that the combined role of Chairman and Chief Executive Officer is the best leadership structure for us at the current time as it promotes the efficient and effective development and execution of our strategy and facilitates information flow between management and our board of directors. The board of directors recognizes, however, that no single leadership model is right for all companies at all times. Our corporate governance guidelines provide that the board of directors should be free to choose a chairperson of the board based upon the board’s view of what is in the best interests of our company. Accordingly, the board of directors periodically reviews its leadership structure.

Our board of directors has appointed Mr. Kirk to serve as our lead independent director. As lead independent director, Mr. Kirk presides over meetings of our independent directors, serves as a liaison between our Chairman of the Board of Directors and the independent directors and performs such additional duties as our board of directors may otherwise determine and delegate.

Our board of directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our board of directors performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our Company, our board of directors addresses the primary risks associated with those operations and corporate functions. In addition, our board of directors reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our board committees also oversees the management of our Company’s risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our chief financial officer provides reports to the audit committee and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our audit committee meets privately with representatives from our independent registered public accounting firm and our chief financial officer. The audit committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our board of directors regarding these activities.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property as more fully discussed under “Risk Factors” in our Annual Report on Form 10-K. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Risks Related to Compensation Policies and Practices

In establishing and reviewing our compensation philosophy and programs, we consider whether such programs encourage unnecessary or excessive risk taking. We believe that our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Board Committees

Our board of directors has established four standing committees–audit, compensation, nominating and corporate governance and technology, quality and regulatory. We have appointed persons to the board of directors and committees of the board of directors as required to meet the corporate governance requirements of the NYSE American. The audit committee, compensation committee, nominating and corporate governance committee and technology, quality and regulatory committees all operate under charters approved by our board of directors (copies of which can be found on our website, along with our corporate governance guidelines, by visiting https://ir.myomo.com/corporate-governance/governance-documents. During the fiscal year ended December 31, 2025, the audit committee met seven times, the compensation committee met five times, the nominating and corporate governance committee met three times and the technology, quality and regulatory committee met five times. During their respective terms of service, each director attended at least 75% of all meetings of the committees on which they then served, which were held during 2025

Board and Committee Evaluations

The nominating and corporate governance committee oversees the regular board of directors and committee evaluation process. Generally, the board of directors and each committee conduct self-evaluations by means of written questionnaires completed by each director and committee member. The anonymous responses are summarized and provided to the board of directors and each committee at their next meeting in order to facilitate an examination and discussion by the board of directors and each committee of the effectiveness of the board and committees, board and committee structure and dynamics, and areas for possible improvement. The resulting information was compiled and summarized and then reviewed and discussed at a subsequent board of directors meeting. The nominating and corporate governance committee establishes the board of directors and committee evaluation process each year and may determine to use an independent third-party evaluation process from time to time in the future.

Audit Committee

We have a separately designated standing audit committee of our board of directors, as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the "Exchange Act"). The audit committee is currently comprised of three of our independent directors: Heather C. Getz, Thomas F. Kirk, and Thomas A. Crowley. Ms. Getz is the Chair of our audit committee. Our board of directors has determined that each of the members of our audit committee is “independent” within the meaning of the rules of the NYSE American and the SEC, including for audit committee purposes, and that each of the members of our audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE American. In addition, our board of directors has determined that Ms. Getz is an “audit committee financial expert” as defined by the SEC. Our audit committee operates under a written charter. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Our audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•
overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
•
reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•
monitoring our internal controls over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•
overseeing our internal accounting function;
•
discussing our risk management policies;

•
establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;
•
meeting independently with our internal accounting staff, registered public accounting firm and management;
•
reviewing and approving or ratifying related party transactions; and
•
preparing the audit committee reports required by SEC rules.

Compensation Committee

The members of the compensation committee are Thomas A. Crowley, Thomas F. Kirk and Milton M. Morris. Mr. Crowley is the Chair of the compensation committee. Our board of directors has determined that each of the members of the compensation committee is “independent” within the meaning of the rules of the NYSE American. Our compensation committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our compensation committee operates under a written charter. The compensation committee’s responsibilities include:

•
reviewing and approving corporate goals and objectives with respect to Chief Executive Officer compensation;
•
making recommendations to our board of directors with respect to the compensation of our Chief Executive Officer and our other executive officers;
•
overseeing evaluations of our senior executives;
•
reviewing and assessing the independence of compensation advisers;
•
overseeing and administering our equity incentive plans;
•
reviewing and making recommendations to our board of directors with respect to director compensation;
•
reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure; and
•
preparing the compensation committee reports required by SEC rules.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Thomas F. Kirk, Thomas A. Crowley and Heather C. Getz. Mr. Kirk is the Chair of the nominating and corporate governance committee. Our board of directors has determined that each of the members of the nominating and corporate governance committee is “independent” within the meaning of the rules of the NYSE American. Our nominating and corporate governance committee operates under a written charter. The nominating and corporate governance committee’s responsibilities include:

•
identifying individuals qualified to become board members;
•
recommending to our board of directors the persons to be nominated for election as directors and to be appointed to each committee of our board of directors;
•
reviewing and making recommendations to the board with respect to management succession planning;
•
developing and recommending corporate governance principles to the board; and
•
overseeing periodic evaluations of board members.

Technology, Quality and Regulatory Committee

The members of the technology, quality and regulatory committee are Milton M. Morris and Thomas F. Kirk. Mr. Morris is the Chair of the technology, quality and regulatory committee. Our board of directors has determined the each of the members of the technology, quality and regulatory committee is “independent” within the meaning of the rules of the NYSE

American. Our technology, quality and regulatory committee operates under a written charter. The technology, quality and regulatory committee’s responsibilities include:

•
reviewing with the board and management our key new product development programs, governance systems, and practices in order to improve our innovation programs, product development, and launch effectiveness, and to increase R&D productivity;
•
monitoring our progress against program objectives, including revenue, efficiency, and product development targets;
•
periodically reviewing our innovation, new product development, and lifecycle technology management activities in light of critical developments in its core O&P markets, including potentially disruptive trends, opportunities, risks, and gaps in technological, scientific, environmental, medical, or external market conditions;
•
periodically reviewing our intellectual property portfolio, litigation and strategy;
•
discussing our quality metrics as regularly reported by management, including review of any significant product quality issues;
•
periodically reviewing our sustaining engineering efforts and progress;
•
reviewing our global regulatory efforts, including, as applicable, ongoing compliance with regulatory changes;
•
reviewing with management our cybersecurity efforts, including our information technology infrastructure, data protection and mitigation of cybersecurity risks;
•
reviewing stockholder proposals that relate to matters within the scope of the committee’s responsibilities in order to review and make recommendations to the board of directors regarding such proposals;
•
periodically review and evaluate the combined capabilities of our quality assurance, regulatory affairs, and clinical and medical affairs functions;
•
periodically review and evaluate the technological aspects of new and existing products and services as they relate to quality, safety, and cybersecurity; and
•
periodically review and evaluate the appropriateness of the use of regenerative AI within work streams and within product designs.

Our board of directors may from time to time establish other committees.

Item 11. Executive Compensation

Our named executive officers for 2025 are:

•
Paul R. Gudonis, our Chief Executive Officer;
•
David A. Henry, our Chief Financial Officer; and
•
Harry Kovelman, our Chief Medical Officer.

Summary Compensation Table

The following table summarizes the compensation of our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(5)	Total ($)
Paul R. Gudonis,	2025	375,000	600,072	208,611	(3)	17,500	1,201,183
Chief Executive Officer	2024	348,077	453,700	423,150	(4)	15,540	1,240,467
David A. Henry	2025	283,900	291,367	97,475	(3)	17,500	690,242
Chief Financial Officer	2024	263,600	244,300	259,016	(4)	17,250	784,166
Harry Kovelman,	2025	283,662	238,489	78,312	(3)	7,335	607,798
Chief Medical Officer	2024	273,738	184,970	224,149	(4)	12,255	695,112

(1)
Amounts reflect the aggregate grant date fair value of time-based RSUs awarded to the named executive officer in the year ended December 31, 2025 and 2024, in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The assumptions made in the calculation of these amounts are included in Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts are not the actual value that the named executive officer may realize upon exercise or vesting of these stock awards. Amounts for 2025 also reflect the grant date fair value of performance based RSUs awarded to named executive officers assuming probable achievement. The grant date fair value of such performance-based RSUs assuming maximum achievement, would be $224,999 in the case of Mr. Gudonis, $109,249, in the case of Mr. Henry and $90,001 in the case of Mr. Kovelman.
(2)
Represents bonuses paid to the named executive officers with respect to performance in 2025 and 2024.
(3)
Each executive's 2025 bonus will be paid in the form of fully vested RSUs. The grant date with respect to these RSUs is expected to occur after the filing date of this Form 10-K/A.
(4)
A portion of each executive's 2024 bonus was paid in the form of fully-vested RSU's on March 11, 2025, with the remainder paid in cash. This amount is reported in each executive's non-equity incentive plan compensation in 2024. The grant date fair values of the amount paid in RSUs were $39,376 for Mr. Gudonis, $24,102 for Mr. Henry and $20,856 for Mr. Kovelman.
(5)
Amounts consist of 401(k) match contributions

Narrative Disclosure to Summary Compensation Table

Our compensation committee reviews compensation annually for all employees, including our executives. In setting executive base salaries and annual incentives and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short -and long-term results that are in the best interests of our stockholders, and a long-term commitment to us.

Our compensation committee is responsible for determining the compensation for all our executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all executives. We also review the compensation practices for other publicly traded companies in similar industries and of similar market capitalization. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer.

Base Salary

Each named executive officer’s base salary noted above is a fixed component of annual compensation for performing specific duties and functions and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience.

Annual Performance Bonuses

Our annual performance bonus program is intended to reward our named executive officers for meeting objective or subjective individual and/or company-wide performance goals for a fiscal year. In 2025, 60% of our named executive officers target bonus was based on full year revenue, 20% on the achievement of certain corporate operating metrics and 20% on individual performance subjectively determined by the compensation committee. In 2024, 70% of our named executive officers target bonus was based on the achievement of revenue and operating loss targets (excluding stock-based compensation), respectively, which were equally weighted, 15% was based on the achievement of specific corporate operating metrics and 15% was based on individual performance subjectively determined by the compensation committee. We refer to the corporate financial objectives in 2025 and 2024 and their results the (“Corporate Bonus Amount”). In 2025 and 2024, our named executive officers could earn between 0% of 140% and 0% and 200%, respectively, of the Corporate Bonus Amount depending upon actual results for the aforementioned metrics. In addition, in 2025, the compensation committee provided for an additional incentive for up to 10% of the savings from actual spending (as defined by the Committee) compared to plan. In 2024 the compensation committee provided for an additional incentive of up to 20% of the target bonus based on achieving certain financing and operating cash flow targets. Assuming maximum achievement of the corporate and subjective portions of the bonus in 2025 our named executive officers were eligible for a maximum bonus equal to 124% of base pay, plus a pro rata portion of a 10% of savings vs. spending targets. In 2024, our named executive officers were eligible for a maximum bonus of 190% of their target bonus.

For the year ended December 31, 2025, our named executive officers each earned 51% achievement of the Corporate Bonus Amount. In addition, our named executive officers earned a pro-rata share of savings vs. corporate spending targets of $31,411 for Mr. Gudonis, $14,135 for Mr. Henry and $11,356 for Mr. Kovelman. In total, the 2025 bonuses for Mr. Gudonis, Mr. Henry and Mr. Kovelman were 52%, 32% and 27% of their base salaries, respectively.

Long Term Equity Incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance.

Retirement Plan

We maintain a 401(k) Plan, a tax-qualified retirement plan for our employees. Our 401(k) plan is intended to qualify under Section 401(k) of the Code so that contributions to our 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn from our 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to our 401(k) plan. The Company matches 100% of an employee’s contribution to the employee’s 401(k) up to 5% of the employee’s base salary.

Equity Grant Timing

The compensation committee generally grants annual equity awards in June of each year to our named executive officers. In addition, new hires generally receive restricted stock award grants at the time of their hiring. During 2025, the compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, we did not grant stock options to the named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Employment Agreements

Paul R. Gudonis:

On December 13, 2023, we entered into a new employment agreement with Mr. Gudonis, effective January 1, 2024, which we refer to as the Gudonis Agreement, pursuant to which Mr. Gudonis agreed to continue serving us as our Chief Executive Officer. Mr. Gudonis’ current base salary under the Gudonis Agreement, as adjusted by the compensation committee, is $400,000 effective June 16, 2025. During the term, Mr. Gudonis is eligible to receive an annual bonus of up to 100% of his base salary, with the actual amount to be determined by the board of directors and the compensation committee based upon Mr. Gudonis and us meeting certain reasonable strategic, sales, operational, and financial goals and targets established by the board of directors.

As set forth in the Gudonis Agreement, Mr. Gudonis’ employment is at will, for a three (3) year term expiring on December 31, 2026, that may be renewed upon the consent of the parties. If the parties decide not to renew the Gudonis Agreement but to continue to work together in an employment relationship, Mr. Gudonis’ employment shall continue on an at-will basis pursuant to the terms and conditions then in effect, unless otherwise modified in writing. In the case of termination without cause, then we are required to pay to Mr. Gudonis (i) his base salary for twelve months plus his board approved annual incentive bonus for the year, to be paid at the usual time bonuses are paid, (ii) if Mr. Gudonis was participating in our group health plan immediately prior to the date of termination and he elects Consolidated Omnibus Budget Reconciliation Act, or COBRA, health continuation, then we are required to pay to Mr. Gudonis a monthly cash payment for twelve (12) months or Mr. Gudonis’ COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Gudonis if he had remained employed by us, and (iii) all stock options and other stock-based awards held by Mr. Gudonis which would have vested if employment had continued for twelve (12) additional months will vest and become exercisable or non-forfeitable. The payment by us of Mr. Gudonis’ base salary may be made either by a lump sum or in equal installments. However, if there is an occurrence of a change in control, and Mr. Gudonis is engaged as our Chief Executive Officer as of the date of such change of control, then notwithstanding anything to the contrary above, or in any applicable option agreement or stock-based award agreement, all stock options and other stock-based awards held by Mr. Gudonis shall immediately accelerate and become fully exercisable or non-forfeitable as of the closing date of the change in control event. In addition, the measurement date of any performance-based stock awards shall be accelerated to the closing date of a change in control event. If upon such acceleration, Mr. Gudonis is entitled to receive all or a portion of such performance-based stock award ,such earned portion shall fully accelerate and shall become fully exercisable or non-forfeitable upon the closing of such change in control event.

David A. Henry:

On April 22, 2021, we entered into an employment agreement with Mr. Henry, as subsequently amended on February 21, 2024, which we refer to as the Henry Agreement, pursuant to which Mr. Henry agreed to continue to serve us as Chief Financial Officer. Mr. Henry’s current annual base salary under the Henry Agreement is $300,000. This base salary shall be determined annually by our Chief Executive Officer and approved by the compensation committee. During the term, which is for two years following the amendment date with an automatic one-year renewal, Mr. Henry is eligible to receive cash incentive compensation as determined annually by the Chief Executive Officer and the board of directors. Mr. Henry’s target annual incentive compensation is 60% of his base salary, as determined annually by the Chief Executive Officer and the compensation committee.

As set forth in the Henry Agreement, Mr. Henry’s employment is at will, with no specific end date, though in the case of termination without cause then (i) we are required to pay Mr. Henry an amount equal to 75% of the sum of the base salary plus his board approved annual incentive bonus for the year (excluding any signing bonuses), (ii) all stock options and other stock-based awards held by Mr. Henry which would have vested if employment had continued for six (6) additional months will vest and become exercisable or non-forfeitable, (iii) if Mr. Henry was participating in our group health plan immediately prior to the date of termination and he elects COBRA health continuation, then we are required to pay to Mr. Henry a monthly cash payment for nine (9) months or Mr. Henry’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Henry if he had remained employed by us and (iv) the amounts payable according to this provision shall be paid out in substantially equal installments in accordance with our payroll practice over six (6) months commencing within 60 days after the date of termination; provided, however, that if the 60-day period begins in one calendar year and ends in a second calendar year, the Severance Amount shall begin to be paid in the second calendar year by the last day of such 60-day period; provided, further, that the initial payment shall include a catch-up payment to cover amounts retroactive to the day immediately following the date of termination. If Mr. Henry is terminated without cause within the 12 months following a change in control, then, in lieu of the prior payments referenced, (i) we are required to pay Mr. Henry an amount equal to 100% of the sum of his base salary plus his board approved annual incentive bonus for the year, (ii) if Mr. Henry was participating in our group health plan immediately prior to the date of termination and he elects COBRA health continuation, then we are required to pay to Mr. Henry a monthly cash payment for twelve (12) months or Mr. Henry’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Henry if he had remained employed by us, and (iii) the amounts payable according to this provision shall be paid out commencing within 60 days after the date of termination; provided, however, that if the 60-day period begins in one calendar year and ends in a second calendar year, the severance amount shall begin to be paid in the second calendar year by the last day of such 60-day period; provided, further, that the initial payment shall include a catch-up payment to cover amounts retroactive to the day immediately following the date of termination. However, if there is an occurrence of a change of control and Mr. Henry is engaged as our Chief Financial Officer as of the date of such change of control, then notwithstanding anything to the contrary above, or in any applicable option agreement or stock-based award agreement, all stock options and other stock-based awards held by Mr. Henry shall immediately accelerate and become fully exercisable or non-forfeitable as of the closing date of the change in control event. In addition, the measurement date of any performance-based stock awards shall be accelerated to the closing date of a change in control event. If upon such acceleration, Mr. Henry is entitled to receive all or a portion of such performance-based stock award, such earned portion shall fully accelerate and shall become fully exercisable or non-forfeitable upon the closing of such change in control event.

Harry Kovelman:

Mr. Kovelman's current annual base salary is $289,224 and his target bonus is 50% of base salary. On February 21, 2024, we entered into an amended and restated change in control and severance agreement with Mr. Kovelman with an effective date of February 21, 2024, which we refer to as the Kovelman Agreement. During the term, which is for the duration of his employment, in the case of termination without cause or termination by the executive for Good Reason, then subject to a signed separation agreement containing among other things a general release of claims in our favor and non-disparagement provisions (i) we are required to pay Mr. Kovelman an amount equal to 50% of the sum of his base salary plus a pro rata portion of his board approved annual incentive bonus for the year, (ii) all stock options and other stock-based awards held by Mr. Kovelman which would have vested if employment had continued for six (6) additional months will vest and become exercisable or non-forfeitable, (iii) if Mr. Kovelman was participating in our group health plan immediately prior to the date of termination and he elects COBRA health continuation, then we are required to pay to Mr. Kovelman a monthly cash payment for six months or Mr. Kovelman’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Kovelman if he had remained employed by us, and (iv) the amounts payable according to this provision shall be paid out in substantially equal installments in accordance with our payroll practice over six (6) months commencing within 60 days after the date of termination; provided, however, that if the 60-day period begins in one calendar year and ends in a second calendar year, the Severance Amount shall begin to be paid in the second calendar year by the last day of such 60-day period; provided, further, that the initial payment shall include a catch-up payment to cover amounts retroactive to the day immediately following the date of termination. If Mr. Kovelman is terminated without cause within the 12 months following a change in control, then, subject to the execution of an irrevocable separation agreement and release by the executive, in lieu of the prior payments referenced, we’re required to pay Mr. Kovelman an amount equal to 50% of the sum of his base salary plus the pro rata portion of his board approved annual incentive bonus for the year, (ii) if Mr. Kovelman was participating in our group health plan immediately prior to the date of termination and he elects COBRA health continuation, then we are required to pay to Mr. Kovelman a monthly cash payment for six (6) months or Mr. Kovelman’s COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Kovelman if he had remained employed by us, and (iii) the amounts payable according to this provision shall be paid out in substantially equal installments over nine (9) months commencing within 60 days after the date of termination; provided, however, that if the 60-day period begins in one calendar year and ends in a second calendar year, the severance amount shall begin to be paid in the second calendar year by the last day of such 60-day period; provided, further, that the initial payment shall include a catch-up payment to cover amounts retroactive to the day immediately following the date of termination. However, if there is an occurrence of a change of control and Mr. Kovelman is engaged as our Chief Medical Officer as of the date of such change of control, then notwithstanding anything to the contrary above, or in any applicable option agreement or stock-based award agreement, all stock options and other stock-based awards held by Mr. Kovelman shall immediately accelerate and become fully exercisable or non-forfeitable as of the closing date of the change in control event. In addition, the measurement date of any performance-based stock awards shall be accelerated to the closing date of a change in control event. If upon such acceleration, Mr. Kovelman is entitled to receive all or a portion of such performance-based stock award, such earned portion shall fully accelerate and shall become fully exercisable or non-forfeitable upon the closing of such change in control event.

Notwithstanding the foregoing, in the event that any compensation, payment or distribution by us to or for the benefit of Mr. Kovelman calculated in a manner consistent with Section 280G of the Internal Revenue Code (the “Code”) and the applicable regulations thereunder, would be subject to excise tax imposed by Section 4999 of the Code, then the aggregate payments shall be reduced (but not below zero) so that the sum of all the aggregate payments shall be $1.00 less than the amount at which Mr. Kovelman becomes subject to the excise tax imposed by Section 4999 of the Code, provided that such reduction shall only occur if it would result in a higher after tax amount than the executive would receive if the aggregate payments were not subject to such reduction.

Outstanding Equity Awards at Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2025:

Name	Grant Dates	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Prices	Option Expiration Dates	Number of Shares, or Units of Stock that Have not Vested		Market Value of Shares, or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested (3)
Paul R. Gudonis	6/29/2016	208	—	$31.488	6/29/2026	—		—	—		—
	1/2/2018	2,666	—	$109.50	1/2/2028	—		—	—		—
	6/5/2024	—	—	—	—	86,667	(1)	$78,867	—		—
	6/11/2025	—	—	—	—	157,342	(1)	$143,181	78,671	(2)	$71,591
David A. Henry	2/19/2019	1,666	—	$40.20	2/19/2029	—		$—	—		—
	6/5/2024	—	—	—	—	46,667	(1)	$42,467	—		—
	6/11/2025	—	—	—	—	76,398	(1)	$69,522	38,199	(2)	$34,761
Harry Kovelman	11/2/2020	5,000	—	$4.47	47788	—		—	—		—
	6/5/2024	—	—	—	—	35,333	(1)	$32,153	—		—
	6/11/2025	—	—	$—	—	62,398	(1)	$56,782	31,469	(2)	$28,637
(1)
RSUs vest in three equal annual installments following the grant date.
(2)
Represents a long-term performance award stock grant. Vesting under the award occurs as follows: (i) one-third vest upon the first achievement of $75.0 million in fiscal year revenue; (ii) one-third vest upon the first achievement of $87.5 million in fiscal year revenue, plus any unvested shares in (i) above; and (iii) one third vest upon the achievement of $100 million in fiscal year revenue, plus any unvested shares from (ii) above. The measurement periods under the award are the fiscal years ending December 31, 2025, 2026, 2027 and 2028.
(3)
The market value is calculated by multiplying $0.91, the closing price of a share of our common stock on the last trading day of 2025 (December 31, 2025) as reported on NYSE American, by the number of unvested RSUs.

Director Compensation

The following table presents the total compensation for each person who served as a member of our board of directors during the year ended December 31, 2025. Total compensation for Mr. Gudonis for services as an employee is presented in “Executive Compensation—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash	Stock Awards ($)(1)	Total ($)
Thomas A. Crowley, Jr. (2)	$62,500	$85,000	$147,500
Thomas F. Kirk (3)	$62,500	$85,000	$147,500
Milton M. Morris (4)	$62,500	$85,000	$147,500
Heather Getz (5)	$62,500	$85,000	$147,500
Amy Knapp (6)	$27,500	$—	$27,500
Yitzchak Jacobovitz (7)	$—	$—	$—

(1)
Amounts reported in this column reflect the grant date fair value of RSUs granted to directors in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account forfeitures related to service-vesting conditions. The assumptions made in the calculation of these amounts are included in Note 9 of the Notes to the

Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts are not the actual value that the named executive officer may realize upon exercise or vesting of these stock awards.
(2)
As of December 31, 2025, Mr. Crowley held options to purchase 312 shares of common stock and 14,860 unvested RSUs.
(3)
As of December 31, 2025, Mr. Kirk held options to purchase 312 shares of common stock and 14,860 unvested RSUs.
(4)
As of December 31, 2025, Mr. Morris held no options to purchase shares of common stock and 14,860 unvested RSUs.
(5)
As of December 31, 2024, Ms. Getz held no options to purchase shares of common stock and 14,860 unvested RSUs.
(6)
Ms. Knapp did not stand for re-election and her term ended on June 10, 2025. As of December 31, 2025 Ms. Knapp held 312 unexercised stock options and did not hold any unvested RSUs.
(7)
Mr. Jacobovitz did not stand for re-election and his term ended on June 10, 2025. Mr. Jacobovitz was not compensated for his board of director service, and as of December 31, 2025, Mr. Jacobovitz did not hold any unexercised stock options or unvested RSUs.

Effective in June 2025, each of our non-employee directors is entitled to receive an annual cash retainer of $60,000 (increased from $55,000), paid quarterly. An additional $5,000 per year is paid to directors who chair one of our committees. In addition, our non-employee directors are entitled to receive $85,000 paid in the form of RSUs, which vest over four quarters. We issued 29,720 RSUs to each of our non-employee directors on June 11, 2025, which vest over four quarters beginning September 11, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the total number and percentage of our shares of common stock that were beneficially owned on April 20, 2026 by: (1) each holder of more than 5% of our common stock; (2) each director; (3) each named executive officer; and (4) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within 60 days of April 20, 2026. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, the applicable percentage ownership is based on 38,638,683 shares of common stock outstanding as of April 20, 2026, including any shares that such person or persons has the right to acquire within 60 days of April 20, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the business address of each person listed is c/o Myomo, Inc., 45 Blue Sky Dr., Suite 101, Burlington, MA. 01803.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Paul R. Gudonis (1)	1,115,296	2.88%
David A. Henry (2)	360,075	*
Harry Kovelman (3)	85,992	*
Thomas A. Crowley, Jr. (4)	76,060	*
Heather C. Getz (5)	131,754	*
Thomas F. Kirk (6)	554,169	1.43%
Milton M. Morris (7)	144,687	*
William J. Febbo (8)	—	*
Executive officers and directors as a group (9 persons) (9)	2,612,448	6.59%
Beneficial Owners of 5% of our Common Stock
Rosalind Advisors, Inc. (10)	3,862,249	9.99%
Horton Capital Partners, L.P. (11)	1,960,212	5.07%

* Represents beneficial ownership of less than one percent.

(1)
Consists of (i) 1,112,412 shares of common stock, and (ii) 2,874 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 20, 2026, This amount does not include 243,565 shares of common stock issuable upon the vesting of RSUs, which will not vest within 60 days of April 20, 2026.
(2)
Consists of (i) 358,409 shares of common stock, and (ii) 1,666 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 20, 2026. This amount does not include 124,964 shares of common stock issuable upon the vesting of RSUs, which will not vest within 60 days of April 20, 2026.
(3)
Consists of (i) 80,992 shares of common stock, and (ii) 5,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 20, 2026. This amount does not include 91,095 shares of common stock issuable upon the vesting RSUs, which will not vest within sixty days of April 20, 2026.
(4)
Consists of (i) 75,748 shares of common stock, and (ii) 312 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 20, 2026.
(5)
Consists of 131,754 shares of common stock.
(6)
Consists of (i) 553,857 shares of common stock, and (ii) 312 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 20, 2026.
(7)
Consists of 144,687 shares of common stock.
(8)
Amount does not include 45,000 shares of common stock issuable upon the vesting of RSUs, which will not vest within 60 days of April 20, 2026.

(9)
Consists of (i) 2,601,284 shares of common stock, and (ii) 11,164 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 20, 2026. This amount does not include 590,638 shares of common stock issuable upon the vesting of RSUs, which do not vest within sixty days of April 20, 2026.
(10)
Consists of (i) 3.839,772 shares of common stock and (ii) 22,477 shares of common stock issuable upon the exercise of pre-funded warrants that are exercisable within 60 days of April 20, 2026, based in part on a Schedule 13G/A filed with the SEC by Rosalind Advisors, Inc. (“Rosalind”), Rosalind Master Fund L.P. (“RMF”), Steven Salamon and Gilad Aharon on February 11, 2026. This amount excludes 3,740,781 shares of common stock issuable upon exercise of pre-funded warrants held by Rosalind, which pre-funded warrants may not be exercised if the effect of such exercise would result in beneficial ownership by a holder, together any member of a Section 13(d) group, of more than 9.99%. The holders of pre-funded warrants may increase or decrease such beneficial ownership limitation percentage not in excess of 9.99% by providing us with at least 61 days’ prior notice of any increase. Rosalind is the investment advisor to RMF and may be deemed to be the beneficial owner of shares held by RMF. Steven Salamon is the portfolio manager of Rosalind and may be deemed to be the beneficial owner of shares held by RMF. Notwithstanding the foregoing, Rosalind and Mr. Salamon disclaim beneficial ownership of the shares. The mailing address of Rosalind is 15 Wellesley Street West, Suite 326, Toronto, Ontario M4Y 0G7 Canada.
(11)
Consists of 1,960,212 shares of common stock. Based on a Schedule 13D filed with the SEC by Horton Capital Partners Fund, LP ("HCPF"), Horton Capital Partners LLC ("HCP"), Horton Capital Management, LLC ("HCM") and Joseph M. Manko, Jr. on December 29, 2025. HCP is the general partner of HCPF. HCM is the investment manager of HCPF. Mr. Manko is the managing member of HCP and HCM. The mailing address of HCPF, HCP, HCM and Mr. Manko is 1717 Arch St., Suite 3740, Philadelphia, PA. 19103

Delinquent Section 16(a) Reports ,

Section 16(a) of the Exchange Act and SEC regulations require our directors, certain officers and holders of more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, we believe that our directors and officers complied with all applicable Section 16(a) filing requirements during 2025, with the exception of one late Form 4 for Thomas Crowley, Jr. on November 21, 2025 in connection with the acquisition of shares on November 18, 2025.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by stockholders	21,494	$45.00	524,565
Equity compensation plans not approved by stockholders	—	$—	—
Total	21,494	$45.00	524,565

(1) Since RSUs do not have an exercise price, such units are not included in the weighted average exercise price calculation.

(2) Represents the shares remaining available for issuance under the Amended 2018 Plan, excluding the shares that were added to the plan as a result of the automatic annual increase on January 1, 2026. The Amended 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the Amended 2018 Plan, the Company’s 2016 Equity Incentive Plan, the Company’s 2014 Stock Option and Incentive Plan and the Company’s 2004 Stock Option and Grant Plan are added back to the shares available for grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions since January 1, 2024, to which we were a party or will be a party, including in which:

•
the amounts involved exceeded or will exceed the lesser of $120,000 and one percent of the average of our total assets at year-end for our last two completed fiscal years; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Participation in our December 2024 Registered Public Offering

In December 2024, we sold, in a registered public offering, an aggregate of 3,450,000 shares of our common stock at a purchase price of $5.00 per share The aggregate gross proceeds before deducting offering expenses payable by us was approximately $17.2 million. The following table summarizes purchases of our shares of common stock by related persons in excess of $120,000 in connection with such registered public offering.

	Shares of Common Stock	Total Purchase Price
AIGH Capital Management(1)	200,000	$1,000,000
Rosalind Master Fund L.P.(2)	270,000	$1,350,000
Triple Gate Partners LP.(3)	270,000	$1,350,000
Total	740,000	$3,700,000

(1)
AIGH Capital Management was a holder of five percent or more of our capital stock.at the time of the transaction. Yitzchak Jacobovitz is a partner of AIGH Capital Management and is a former member of our board of directors.
(2)
Rosalind Master Fund L.P. is a holder of five percent or more of our capital stock.
(3)
Triple Gate Partners LP was a holder of five percent or more of our capital stock at the time of the transaction.

Participation in our January 2024 Registered Direct Offering

In January 2024, we entered into a securities purchase agreement with certain investors pursuant to which we sold, in a registered direct offering, an aggregate of 1,354,218 shares of our common stock at a purchase price of $3.80 per share and pre-funded warrants to purchase 224,730 shares of common stock at a purchase price of $3.7999 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.0001 per share of common stock and remain exercisable until exercised in full. The aggregate gross proceeds before deducting offering expenses payable by us was approximately $6.0 million. The following table summarizes purchases of our shares of common stock and pre-funded warrants by related persons in excess of $120,000 in connection with such registered direct offering.

	Shares of Common Stock	Shares Common Stock Issuable Upon The Exercise Of Pre-Funded Warrants	Total Purchase Price
AIGH Capital Management(1)	170,000	224,730	$1,499,952
Rosalind Master Fund L.P.(2)	394,730	—	$1,499,974
Triple Gate Partners LP.(3)	157,800	—	$599,640
Total	722,530	224,730	$3,599,566

(1)
AIGH Capital Management was a holder of five percent or more of our capital stock.at the time of the transaction. Yitzchak Jacobovitz is a partner of AIGH Capital Management and is a former member of our board of directors.

(2)
Rosalind Master Fund L.P. is a holder of five percent or more of our capital stock.
(3)
Triple Gate Partners LP was a holder of five percent or more of our capital stock at the time of the transaction.

Policy for Approval of Related Party Transactions

We have adopted a written policy that requires all transactions between us and any director, director nominee, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons (as defined in Item 404 of Regulation S-K under the Securities Act) or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our audit committee. Any request for such a transaction must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

All of the transactions described below that occurred prior to our initial public offering were entered into prior to the adoption of this written policy but each was approved by our board of directors. Prior to our board of directors’ consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction were disclosed to our board of directors, and the transaction was not approved by our board of directors unless a majority of the directors approved the transaction.

Indemnification Agreements

We have agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is CBIZ CPAs P.C. (“CBIZ”), 5 Bryant Park, 1065 Avenue of the Americas, New York, NY 10018, PCAOB Auditor ID 199.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

We have adopted a policy under which the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

In addition, in the event time constraints require pre-approval prior to the audit committee’s next scheduled meeting, the audit committee has authorized its chairman to pre-approve services. Engagements so pre-approved are to be reported to the audit committee at its next scheduled meeting.

Audit Fees

The following table sets forth the fees billed by CBIZ and Marcum LLP for audit, audit-related, tax and all other services rendered for 2025 and 2024, respectively:

Fee Category	2025	2024
Audit Fees	$314,494	$287,349
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$314,494	$287,349

Audit Fees. Audit fees consist of fees billed for the audit of our annual financial statements, the review of the interim financial statements, and related services that are normally provided in connection with registration statements, and in 2025, fees for audit procedures with respect to our material weakness in internal control over financial reporting, which was remediated as of December 31, 2025. Included in the 2024 audit fees is $29,355 for the preparation of a comfort letter and other procedures in conjunction with our public equity offering in December 2024.

Audit-Related Fees. Consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our financial statements and were not reported above under “Audit Fees”.

Tax Fees. Consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

All Other Fees. Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above.

The audit committee pre-approves all services performed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)
See Table of Contents on page F-1 of the Original Form 10-K.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
The exhibits filed as part of this Amendment No. 1 are set forth on the Exhibit Index immediately preceding the signature page of this Amendment No. 1. The Exhibit Index is incorporated herein by reference.

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

10.8+	Employment Agreement dated December 13, 2023 by and between the Company and Paul R Gudonis (Incorporated by reference to Exhibit 10.8 contained in the Registrant's Form 10-K filed on March 10, 2025).

10.9+

Amendment to Employment Agreement dated February 21, 2024 by and between Myomo, Inc. and David Henry (Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form 8-K filed on February 22, 2024).

10.10+

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

10.19***

Supplement to the Loan and Security Agreement dated as of November 4, 2025 by and among Myomo, Inc., Avenue Capital Management II, L.P., and Avenue Venture Opportunities Fund II, L.P. (Incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form 8-K filed on November 10, 2025)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 contained in the Registrant's Form 10-K filed on March 10, 2025).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 contained in the Registrant's Form 10-K filed on March 9, 2026)

23.1	Consent of CBIZ CPA's P.C. (Incorporated by reference to Exhibit 23.1 contained in the Registrant's Form 10-K filed on March 9, 2026)

23.2	Consent of Marcum LLP (Incorporated by reference to Exhibit 23.2 contained in the Registrant's Form 10-K filed on March 9, 2026)

31.1*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Principal Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2025, formatted in Inline XBRL

+ Management contract or compensatory arrangement.

* Filed herewith

** Furnished herewith

*** Portions of this exhibit filed herewith containing confidential information have been omitted pursuant to a confidential treatment order granted by the SEC pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “[*]” and has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Myomo, Inc.,
Date: April 29, 2026	By:	/s/ Paul R. Gudonis
Paul R. Gudonis Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Gudonis Paul R. Gudonis	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2026

/s/ David A. Henry David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2026

/s/ Thomas A. Crowley, Jr. Thomas A. Crowley, Jr.	Director	April 29, 2026

/s/ Thomas F. Kirk Thomas F. Kirk	Director	April 29, 2026

/s/ Milton M. Morris Milton M. Morris	Director	April 29, 2026

/s/ Heather Getz	Director	April 29, 2026
Heather Getz

/s/ William J. Febbo		April 29, 2026
William J. Febbo	Director