Form 10-Q
period 2026-03-31
MYOMO, INC.
filed 2026-05-07
CIK 1369290

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-38109

MYOMO, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	47-0944526
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

45 Blue Sky Drive, Suite 101, Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

(617) 996-9058

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MYO	NYSE American

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

At May 1, 2026, the registrant has 38,638,653 shares of common stock, par value $0.0001 per share, outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and those contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 9, 2026 and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q and those contained in our Annual Report on the Form 10-K for the year ended December 31, 2025, are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to re-issue this Quarterly Report on Form 10-Q or otherwise make public statements updating our forward-looking statements.

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,396,426	$14,132,027
Short-term investments	4,299,978	4,261,782
Accounts receivable, net	4,824,537	4,096,327
Inventories	3,548,424	3,123,089
Prepaid expenses and other current assets	1,588,453	1,943,860
Total Current Assets	25,657,818	27,557,085
Restricted Cash	575,000	575,000
Operating lease assets with right of use, net	6,499,282	6,679,349
Equipment, net	2,242,811	2,212,901
Software development costs	1,757,402	1,590,864
Other assets	21,374	21,374
Total Assets	$36,753,687	$38,636,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	7,020,809	5,819,767
Current operating lease liability	594,937	494,662
Taxes payable	863,236	813,260
Deferred revenue	187,498	218,222
Warrant derivative liability	718,540	999,418
Total Current Liabilities	9,385,020	8,345,329
Non-current operating lease liability	7,440,778	7,665,622
Long-term debt, net of discount of $2,733,243	10,926,208	11,222,155
Total Liabilities	27,752,006	27,233,106
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 65,000,000 shares authorized; 38,566,277 and 38,471,383 shares issued as of March 31, 2026 and December 31, 2025, respectively; and 38,566,250 and 38,471,356 shares outstanding at March 31, 2026 and December 31, 2025, respectively	3,856	3,847
Additional paid-in capital	130,527,228	129,929,989
Accumulated other comprehensive income	174,882	164,517
Accumulated deficit	(121,697,821)	(118,688,422)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	9,001,681	11,403,467
Total Liabilities and Stockholders’ Equity	$36,753,687	$38,636,573

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$10,113,288	$9,831,814

Cost of revenue	3,211,682	3,222,184
Gross profit	6,901,606	6,609,630
Operating expenses:
Research and development	1,623,160	1,790,024
Selling, clinical and marketing	4,816,759	4,395,804
General and administrative	3,618,739	3,944,056
	10,058,658	10,129,884

Loss from operations	(3,157,052)	(3,520,254)

Other expense (income), net
Interest expense (income), net	504,696	(191,991)
Change in fair value of derivative liabilities	(839,064)	—
	(334,368)	(191,991)
Loss before income taxes	(2,822,684)	(3,328,263)
Income tax expense	186,715	136,795
Net loss	$(3,009,399)	$(3,465,058)

Weighted average number of common shares outstanding:
Basic and diluted	42,269,133	41,454,472
Net loss per share attributable to common stockholders
Basic and diluted	$(0.07)	$(0.08)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net loss	$(3,009,399)	$(3,465,058)
Foreign currency translation adjustments	13,763	(102,452)
Unrealized (loss) income on short-term investments	(3,398)	313
Other comprehensive income (loss)	10,365	(102,139)
Comprehensive loss	$(2,999,034)	$(3,567,197)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three Month Period Ending March 31, 2026 and 2025
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance, January 1, 2026	38,471,383	$3,847	$129,929,989	$164,517	$(118,688,422)	27	$(6,464)	$11,403,467
Common stock issued upon vesting of restricted stock units	94,894	9	(9)	—	—	—	—	(0)
Stock-based compensation	—	—	597,248	—	—	—	—	597,248
Unrealized loss on foreign currency adjustments	—	—	—	10,365	—	—	—	10,365
Net loss	—	—	—	—	(3,009,399)	—	—	(3,009,399)
Balance, March 31, 2026	38,566,277	$3,856	$130,527,228	$174,882	$(121,697,821)	27	$(6,464)	$9,001,681

Balance, January 1, 2025	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of restricted stock units	59,031	7	(7)	—	—	—	—	—
Common stock issued upon vesting of incentive stock options	708	—	—	—	—	—	—	—
Stock-based compensation	—	—	540,204	—	—	—	—	540,204
Unrealized loss on foreign currency adjustments	—	—	—	(102,139)	—	—	—	(102,139)
Net loss	—	—	—	—	(3,465,058)	—	—	(3,465,058)
Balance, March 31, 2025	34,438,036	$3,446	$128,386,223	$(116,545)	$(106,579,596)	27	$(6,464)	$21,687,064

The accompanying notes are an integral part of the consolidated financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,009,399)	$(3,465,058)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	291,590	158,442
Stock-based compensation	597,248	540,204
Accretion of discount on short-term investments	(41,594)	(11,747)
Credit losses	—	51,643
Amortization of deferred offering costs	262,239	29,039
Amortization of right-of-use assets	180,067	288,951
Change in fair value of derivative liabilities	(839,064)	—
Other non-cash changes	27,600	(34,171)
Changes in operating assets and liabilities:
Accounts receivable	(691,038)	(637,054)
Inventories	(447,321)	(550,772)
Prepaid expenses and other current assets	350,375	(628,186)
Other assets	—	(70,210)
Accounts payable and accrued expenses	1,207,038	1,440,877
Operating lease liabilities	(124,570)	164,405
Deferred revenue	(30,724)	46,738
Income taxes payable	70,217	—
Net cash used in operating activities	(2,197,336)	(2,676,899)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(327,807)	(670,688)
Purchases of software development costs	(166,538)	—
Purchases of short-term investments	—	(1,225,410)
Net cash used in investing activities	(494,345)	(1,896,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt origination costs	—	(36,506)
Net cash used in financing activities	—	(36,506)

Effect of foreign exchange rate changes on cash	(43,920)	30,929

Net change in cash and cash equivalents	(2,735,601)	(4,578,574)

Cash and cash equivalents beginning of year	14,707,027	24,747,373

Cash, cash equivalents and restricted cash end of year	$11,971,426	$20,168,799
Cash paid during the period for income taxes	$19,200	$330,939
Cash paid during the period for interest	$410,474	$111,865
Non-cash financing and investing activities
Unrealized (gain) loss from mark to market on short-term investments	$(3,398)	$922

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

Note 2 — Liquidity

The Company incurred net losses of approximately $3,009,400, and $3,465,100 during the three months ended March 31, 2026 and 2025, respectively, and has an accumulated deficit of approximately $121,697,800 and $118,688,400 at March 31, 2026 and December 31, 2025, respectively. Cash used in operating activities was approximately $2,197,300 and $2,676,900 for the three months ended March 31, 2026 and 2025, respectively.

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

Management's operating plans are primarily focused on growing revenues from recurring sources, including expanding its MyoConnect program to generate referrals in rehab clinics and stroke centers around the country, continued growth in revenues in the O&P channel, as well as International operations, while reducing the cost of patient acquisition (measured as Cost per Pipeline Add) and minimizing the growth in fixed expenses. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, or other means.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2026, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and 2024 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at March 31, 2026 and December 31, 2025.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of March 31, 2026 and December 31, 2025 consists of U.S. Treasury Bills and Commercial Paper, which are classified as available for sale, totaling approximately $4,300,000 and $4,261,800 as of March 31, 2026, and December 31, 2025, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive loss on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once instruments with unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other income/expense.

The Company’s cash balances as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$11,396,426	$14,132,027
Restricted cash	575,000	575,000
Total cash, cash equivalents, and restricted cash	$11,971,426	$14,707,027

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At each of March 31, 2026, and December 31, 2025, the Company’s balance for allowance for credit losses was approximately $102,700.

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

The Company derives the majority of its revenue from direct billing. The Company also derives revenue from the sale of its products to orthotics and prosthetics or "O&P" providers in the United States and internationally and the Veterans' Administration (the “VA”). Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

The transaction price associated with the MyoPro for direct to patient revenue is generally determined by the insurance payer. For patients with Medicare Part B, the transaction price is based on the published fees for our billing codes L8701 and L8702. Medicare pays 80% of the published fees, less certain deductions. If a patient has insurance that supplements Medicare Part B with a payer for which sufficient payment history exists or is a non-employer-based plan, the Company estimates the transaction price based on receiving the remaining 20% of the Medicare allowable. For patients that do not carry Medicare Part B, the transaction price is based on either a contracted price or is estimated using the expected value method based on previous collection history with the payer. For U.S. and International O&P providers and the VA, the transaction price is an amount agreed in advance between the parties and evidenced by a purchase order or Myomo order form.

For revenue derived from patients under Medicare Part B, the Company recognizes revenue once it has obtained sufficient medical documentation to demonstrate medical necessity and when control of the device has passed to the patient. Patients with Medicare Part B insurance coverage represented 51% and 59% of revenue for the three months ended March 31, 2026 and 2025, respectively. With respect to patients with certain Medicare Advantage insurance plans, the Company will recognize revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. These payers represented approximately 18% and 16% of revenue in the three months ended March 31, 2026 and 2025, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of approximately $811,800 and $836,100, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Software Development

The Company accounts for costs incurred to develop internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Once an application has reached the development stage and it is probable that the software will be completed and used for its intended purpose, internal and external direct costs incurred to develop the software are capitalized. Capitalized costs consist of third-party costs directly attributable to the development of the software. Capitalized Software Development Costs are amortized on a straight-line basis over the estimated useful life of the software. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Costs related to internal-use software capitalized during the period were approximately $166,500 in the three months ended March, 31, 2026 and $1,590,900 in the year ended December 31, 2025.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $187,500 and $218,200 as of March 31, 2026 and December 31, 2025, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended March 31,
	2026	2025
Direct to patient	$7,168,338	$7,807,777
Clinical/Medical providers	2,944,950	2,024,037
Total revenue from contracts with customers	$10,113,288	$9,831,814

Geographic Data

The Company generated 80% of its total revenue from the United States and 20% from Germany for the three months ended March 31, 2026. The Company generated 87% of its total revenue from the United States, 13% from Germany, and 1% from other international locations, for the three months ended March 31, 2025.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company provides the MyoPro device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three months ended March 31, 2026 and 2025, the Company recorded cost of goods sold of approximately $59,600 and $32,400, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $1,843,700 and $1,609,700 during the three months ended March 31, 2026 and 2025, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive gain. The Company recorded a comprehensive income (loss) of approximately $13,800 and $102,500 during the three months ended March 31, 2026 and 2025, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction and translation foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of revenue in the condensed consolidated statements of operations. Such amounts were immaterial for the three months ended March 31, 2026 and 2025, respectively. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2026 and 2025, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	March 31,
	2026	2025
Stock options	20,953	22,383
Restricted stock units	1,697,371	1,190,511
Other warrants	1,367,187	—
Total	3,085,511	1,212,894

Due to their nominal exercise price of $0.0001 per share, a total of 3,763,258 and 7,061,519 outstanding pre-funded warrants as of March 31, 2026 and 2025, respectively, are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the respective closing dates of the Company's public equity offerings.

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The update requires public business entities to provide enhanced disclosures in the note to the financial statements about the nature of expenses included in income statement captions. The new disclosures will require entities to disaggregate relevant expense captions and present these in a tabular format. At a minimum, the disaggregation must include amounts for; purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, which is not expected to have a material impact on the Company’s financial position and results of operations.

Note 4 — Inventories

Inventories consist of the following at:

	March 31, 2026	December 31, 2025
Finished goods	$857,762	$930,837
Work in process	39,542	28,204
Parts and subassemblies	2,651,120	2,164,048
Inventories	$3,548,424	$3,123,089

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

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments are carried on the consolidated balance sheets at fair value. Short-term investments as of March 31, 2026 and December 31, 2025 consisted of U.S. Treasury Bills, which are classified as available for sale, agency bonds and commercial paper totaling approximately $4,300,000 and $4,261,800, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the condensed consolidated balance sheets and other comprehensive income (loss) on the condensed consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other (income) expense.

Cash equivalents and short-term investments measured at fair value at March 31, 2026 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$8,361,840	$—	$—	$8,361,840
Short-term investments	—	4,299,978	—	4,299,978
Warrant liability	—	—	718,540	—
Compound derivative liability	—	—	1,091,743	—

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2025 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$10,234,433	$—	$—	$10,234,433
Commercial paper	—	1,645,442	—	1,645,442
Short-term investments	—	4,261,782	—	4,261,782
Warrant liability	—	—	999,418	—
Compound derivative liability	—	—	1,649,929	—

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the periods ending March 31, 2026 and December 31, 2025, respectively:

	Warrant Liability	Compound Derivative Liability	Total
Balance – December 31, 2025	$999,418	$1,649,929	$2,649,347
Change in fair value of derivative liabilities	(280,878)	(558,186)	(839,064)
Balance – March 31, 2026	$718,540	$1,091,743	$1,810,283

Valuation assumptions utilized in the valuation of Level 3 liability under the Monte Carlo model for warrants at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.86%	3.68%
Stock price	$0.676	$0.91
Initial exercise price - Warrants	$0.96	$0.96
Volatility	96.43%	95.21%
Dividend yield	0.0%	0.0%
Remaining term - Warrants	4.60	4.84

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

	March 31, 2026	December 31, 2025
Remaining term - loan	3.17	3.42
Credit spread	22.39%	22.39%
Implied debt yield	26.11%	26.11%
Annualized risk-free rate	3.72%	3.72%

Note 6 - Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consist of the following at:

	March 31, 2026	December 31, 2025
Trade payables	$1,812,861	$1,101,228
Accrued compensation and benefits	2,851,217	1,952,578
Accrued professional services	65,600	85,696
Warranty reserve	163,140	148,296
Customer deposits	1,938,883	1,930,339
Accrued insurance	—	191,258
Other	189,108	410,372
	$7,020,809	$5,819,767

Note 7 — Debt

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

Pursuant to the Loan Agreement, the Lender also has the right to convert up to $3.0 million of the outstanding principal of Tranche 1 and up to $1.0 million of the outstanding principal of Tranche 2 into shares of Company common stock (the “Conversion Securities”) at a price per share equal to 120% of the exercise price of the warrant at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The conversion feature and other terms in the Loan Agreement were bifurcated from the debt at inception and are being recorded as a compound derivative liability which is being recorded at fair value. At inception, the Company recorded a derivative liability of approximately $1,514,400. At March 31, 2026, the derivative liability was determined to have a fair value of approximately $1,091,700. A gain of approximately $558,200 was recorded to change in fair value of derivative liability in other income, net for the three months ended March 31, 2026. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $1,649,900.

The Company recorded approximately $821,100 in debt issuance costs during the year ended December 31, 2025 in conjunction with entering into the Loan Agreement, which includes a commitment fee as well as banking and legal fees. The Company capitalized the portion of debt issuance costs allocated to the debt and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. The debt issuance costs that were allocated to the warrant and the compound derivative liability of approximately $151,200 were charged to interest expense at inception of the Loan Agreement. As of March 31, 2026, the balance of debt issuance costs was approximately $590,200, which is included in debt discount on the consolidated balance sheet. The Company amortized $47,800 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the three months ended March 31, 2026. As of December 31, 2025, the balance of debt issuance costs was approximately $638,000, which is included in debt discount on the consolidated balance sheet. The Company amortized $226,300 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the year ended December 31, 2025.

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

Including the aforementioned amounts, the Company recorded interest expense of approximately $632,100 and $37,100 under its debt facilities during the three months ended March 31, 2026 and 2025, respectively.

	March 31, 2026	December 31, 2025
Long-term debt	$12,567,708	$12,527,083
Compound derivative	1,091,743	1,649,929
Discount	(2,733,243)	(2,954,857)
Long term debt, net of discount	$10,926,208	$11,222,155

Note 8 — Common Stock and Warrants

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 75,000,000 shares of stock, consisting of 65,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of undesignated Preferred Stock, par value of $0.000.

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

The Company is accounting for the warrant as a derivative liability, which is recorded at fair value. At inception, the Company recorded a derivative liability of approximately $918,000. As of March 31, 2026, the derivative liability was determined to have a fair value of approximately $718,500, and the Company recorded a gain from the change in fair value of derivative liabilities in other expense (income) of approximately $280,900, At December 31, 2025, the derivative liability was determined to have a fair value of approximately $999,000.

As of March 31, 2026, 3,763,258 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share. No pre-funded warrants were exercised during the three months ended March 31, 2026 and 2025, respectively.

There were no shares of common stock issued through the exercise of stock options during the three months ended March 31, 2026 and 708 during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, 94,894 and 59,031 restricted stock units vested, respectively.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of March 31, 2026, there were 2,013,091 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2026, 1,538,854 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were no stock awards that were net share settled during the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended
	March 31,
	2026	2025
Cost of goods sold	$47,113	$41,718
Research and development	62,359	78,155
Selling, clinical, and marketing	112,493	80,239
General and administrative	375,283	340,092
Total	$597,248	$540,204

As of March 31, 2026, there was no unrecognized compensation cost related to unvested stock options.

As of March 31, 2026, there was approximately $3,396,400 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.89 years.

Note 10 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material claims, assessments or litigation against the Company as of March 31, 2026.

Operating Leases

The Company had a lease agreement for its corporate headquarters in Boston, Massachusetts, which expired in January 2025 and had a lease agreement for office space in Fort Worth, TX. which expired December 2025. In August 2024, the Company entered into a lease agreement for a new corporate headquarters and manufacturing facility in Burlington, Massachusetts. The Company began relocating operations in December 2024 and completed the move in January 2025. The term of the lease is 88 months following the rent commencement date, which was May 11, 2025. The Company has the option to extend the new lease for an additional five years, subject to certain conditions being satisfied. Under the new lease, the Company provided a security deposit to the landlord in the form of a letter of credit for $375,000. The Company has collateralized the letter of credit with cash in a separate bank account, which is accounted for as long-term restricted cash on the condensed consolidated balance sheet. Certain arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. The Company recognizes rent expense on a straight-line basis over the lease term.

As of March 31, 2026, operating lease assets were approximately $6,499,300 and operating lease liabilities were approximately $8,035,700. The maturity of the Company's operating lease liabilities as of March 31, 2026, were as follows:

March 31, 2026
2026	$909,169
2027	1,525,416
2028	1,592,125
2029	1,650,479
Thereafter	4,872,994
Total future minimum lease payments	10,550,183
Less imputed interest	2,514,468
Total operating lease liabilities	$8,035,715
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$594,937
Non-current operating lease liabilities	7,440,778
Total operating lease liabilities	$8,035,715

For the three months ended March 31, 2026 and 2025, the total lease cost is comprised of the following amounts:

	For the Three Months Ended March 31,
	2026	2025
Operating lease expense	$344,247	$401,809
Short-term lease expense	612	1,722
Total lease expense	$344,859	$403,531

The following summarizes additional information related to operating leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.5	6.7
Weighted-average discount rate	8.5%	8.5%

Insurance Obligations

The Company finances the insurance policies of its directors and officers, which requires the Company to make a down payment, followed by equal payments over a defined term. The Company then entered into a financing arrangement covering the twelve-month period ending in June 2025. Under this financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and made nine equal monthly payments of approximately $39,000, ending in March 2025. The Company then entered into a new financing arrangement for its 2025-2026 insurance policies covering the twelve month period ending in June 2026. The Company made a down payment of $68,400 during the three months ended June 30, 2025 and is making 10 equal monthly payments of approximately $40,300, starting in July 2025.

The Company also finances its property and casualty insurance policies, which require the Company to make a down payment, followed by equal payments over a defined term. During the three months ended September 30, 2025, the Company entered in a new financing arrangement for its 2025-2026 policy covering the twelve months ended July 2026. The Company made a down payment of $55,400 and is making 8 equal payments of approximately $24,300, starting in August 2025.

Changes in the Company's supplier finance obligations were as follows and included in prepaid and accrued expenses on the consolidated balance sheet statement:

	Three Months Ended
	March 31,
	2026	2025
Opening January 1	$284,201	$181,256
Payments	—	—
Expensed	(187,378)	(98,508)
Ending	$96,823	$82,748

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

For the three months ended March 31,	2026	2025
Revenue	$10,113,288	$9,831,814
	10,113,288	9,831,814

Cost of revenue	3,211,682	3,222,184
Gross profit	6,901,606	6,609,630
Gross margin	68.2%	67.2%
Operating expenses:
Payroll and benefits expense	7,215,761	6,777,535
Advertising	1,843,689	1,609,688
All other segment operating expenses	2,390,306	3,289,233
Payroll and benefits expense in cost of revenue	(1,391,098)	(1,536,572)
	10,058,658	10,139,884
Loss from operations	$(3,157,052)	$(3,530,254)
Interest expense (income), net	504,696	(191,991)
Change in fair value of derivative liabilities	(839,064)	—
Income tax expense	186,715	136,795
Net Loss	$(3,009,399)	$(3,475,058)

Major Customers

For the three months ended March 31, 2026 and 2025, there were no customers which accounted for more than 10% of revenues. For the three months ended March 31, 2026 and 2025, the Centers for Medicare and Medicaid Services (“CMS”) represented 51% and 59% of revenues, respectively.

At March 31, 2026, CMS accounted for approximately 36% of accounts receivable. At December 31, 2025, CMS a U.S. commercial insurer and its affiliates, and an O&P customer, accounted for approximately 25% and 16%, and 12%, of accounts receivable, respectively.

For the three months ended March 31, 2026 and 2025, approximately 18% and 17% of the Company's revenues, respectively, were derived from patients with Medicare Advantage insurance plans.

Note 12 — Subsequent Events

The Company evaluated subsequent events through the date the financial statements issued and determined that there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the unaudited condensed consolidated financial statements.

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

We advertise on television and through social media. In addition, we perform in-services for therapists and physicians to generate referrals under a new program we refer to as MyoConnect, and we directly educate and inform those individuals who are potential candidates for our products. Once the prospective patient contacts us or is referred to us through our MyoConnect program, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial evaluations by our trained clinical staff are often initially conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies or delivering to a patient with Medicare Part B, the patient’s medical records are collected and reviewed to make sure the device is medically necessary for their condition and a prescription is always obtained from a physician. Once these documents are obtained, if the patient has Medicare Advantage or other commercial insurance, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm, a process we call “shape capture”. In many cases, shape capture is done using a remote measurement kit supplied to the patient. If the patient is covered by Medicare Part B, no pre-authorization is required, and we can move directly to taking measurements of the patient's arm. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the VA system for impaired veterans, and over 130 VA facilities have ordered devices for their patients.

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
•
In November 2018, we announced that the Centers for Medicare and Medicaid Services (“CMS”) had published two new codes (L8701, L8702) pursuant to our application for Healthcare Common Procedure Coding System (“HCPCS”) codes which become effective in early 2019. The assignment of unique L-Codes, if followed by appropriate payment terms, should have the effect of offering greater access to the MyoPro for Medicare beneficiaries.

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
•
On March 23, 2026, we introduced a mobile application to be used with the MyoPro, replacing the use of an external laptop.

Recent Developments

Term Loan Facility

On November 4, 2025 (“the Closing Date”), we entered into a Loan and Security Agreement with with Avenue Capital Management II, L.P., as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender (together "Avenue"), which provides us $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded on the Closing Date. The remaining $5.0 million becomes available at our discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. We are paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if we borrowed under the second tranche. After the expiration of the interest-only period, we will re-pay the principal balance in 24 equal monthly installments. The term loan matures on June 1, 2029. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes.

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

All assets associated with our investment in the JV Company were either reserved or written off in prior periods. As a result, these events had no impact on our financial statements for the three months ended March 31, 2026 and the year ended December 31, 2025.

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

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended March 31,		Period- to-Period Change
	2026	2025	$	%
Revenue	$10,113,288	$9,831,814	$281,474	3%
Cost of revenue	3,211,682	3,222,184	(10,502)	(0)%
Gross profit	$6,901,606	$6,609,630	$291,976	4%
Gross margin %	68.2%	67.2%		1.0%

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

Total revenue increased by approximately $0.3 million, or 3%, for the three months ended March 31, 2026, as compared to the same period in 2025. The revenue increase was driven primarily by a higher average selling price (“ASP”) as CMS provided an annual inflationary increase on its allowable, as well as a higher international revenue. Revenue by channel in the three months ending March 31, 2026 and 2025 are as follows:

	March 31,
	2026	2025
Direct billing	$7,168,477	$7,808,777
International	2,006,862	1,312,766
U.S. O&P	842,384	470,720
VA	95,565	239,551
Total revenue	$10,113,288	$9,831,814

Cost of Revenue and Gross margin

Cost of revenue consists of direct costs for the manufacturing, casting/printing of orthotic parts, fabrication and fitting of our products, changes in inventory, warranty costs and overhead costs allocated to cost of revenue.

Gross margin was 68.2% for the three months ended March 31, 2026, compared to 67.2% for the three months ended March 31, 2025. The increase in gross margin was primarily due to a higher ASP and lower material costs, offset by higher clinical costs charged to cost of goods sold.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended March 31,		Period-to-Period Change
	2026	2025	$	%
Research and development	$1,623,160	$1,790,024	$(166,864)	(9)%
Selling, clinical and marketing	4,816,759	4,395,804	420,955	10%
General and administrative	3,618,739	3,944,056	(325,317)	(8)%
Total operating expenses	$10,058,658	$10,129,884	$(71,226)	(1)%

Research and development

Research and development (“R&D”) expenses consist of costs for our engineering and R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to manage R&D expenses in 2026, while maintaining the pace of our R&D efforts as cash flows allow, as well as to fund a randomized control trial being conducted by the University of Utah.

R&D expenses decreased by approximately $0.2 million, or 9%, during the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to lower labor expense in project management, engineering, and research.

Selling, clinical and marketing

Selling, clinical, and marketing (“SC&M”) expenses consist of costs for our business development, customer experience, field sales and clinical staff, clinical training organization, and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of advertising, marketing and promotional events, corporate communications, product marketing and travel expenses. Variable compensation for personnel engaged in sales and marketing activities is generally earned and recorded as expense when the product is delivered. We expect the growth rate in selling, clinical and marketing expenses to be lower in 2026. In addition to gaining leverage on our 2025 investments, we intend to make investments in our MyoConnect referral program, including clinical sales personnel, our international operations and support for the O&P channel, as we execute our strategy to reduce our dependence on advertising-driven direct billing revenues.

SC&M expenses increased by approximately $0.4 million or 10% during the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily due to higher advertising expense and expenses associated with our new clinical sales personnel.

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

G&A decreased by approximately $0.3 million or 8%, during the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in spending for outside consultants and professional fees.

Other (income), net

The following table sets forth our interest and other income, net for each of the periods presented:

	For the Three Months Ended March 31,		Period-to-Period Change
	2026	2025	$	%
Interest expense (income), net	$504,696	$(191,991)	$696,687	N/M
Change in fair value of derivatives liabilities	(839,064)	-	(839,064)	N/M
Total other income, net	$(334,368)	$(191,991)	$(142,377)	74%

Other (income), net was income of approximately $334,400 for the three months ended March 31, 2026 compared to income of approximately $192,000 for the same period in 2025. The increase in other income, net was due to the change in fair value of derivative liabilities related to our term loan with Avenue, driven primarily by a decrease in our stock price and market volatility. This was offset higher interest expense due to our term loan with Avenue entered into in November 2025.

Income tax expense

Income tax expense recorded during the three months ended March 31, 2026 and 2025 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three months ended March 31, 2026 as a result of higher taxable income compared to the same period in 2025.

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

We define Adjusted EBITDA as earnings before interest and other expense (income), taxes, depreciation and amortization adjusted for stock-based compensation.

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
•
Adjusted EBITDA does not include depreciation expense from fixed assets or amortization of leasehold improvements and software costs;
•
Adjusted EBITDA does not include the impact of stock-based compensation; and
•
Adjusted EBITDA does not include the impact of change in fair value of derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
GAAP net loss	$(3,009,399)	$(3,465,058)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense (income), net	504,696	(191,991)
Depreciation expense	291,590	158,442
Stock-based compensation	597,248	540,204
Change in fair value of derivative liabilities	(839,064)	—
Income tax expense	186,715	136,795
Adjusted EBITDA	$(2,268,214)	$(2,821,608)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$11,396,426	$14,132,027
Short-term investments	4,299,978	4,261,782
Total	15,696,404	18,393,809
Working capital	$16,272,798	$19,211,756

As of March 31, 2026, we had working capital of approximately $16.3 million and stockholders’ equity of approximately $9.0 million. We used approximately $2.2 million in cash for operating activities during the three months ended March 31, 2026.

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

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,197,336)	$(2,676,899)
Net cash used in investing activities	(494,345)	(1,896,098)
Net cash used in financing activities	-	(36,506)
Effect of foreign change rate changes on cash	(43,920)	30,929
Net (decrease) in cash, cash equivalents and restricted cash	$(2,735,601)	$(4,578,574)

Operating Activities. The net cash used in operating activities for the three months ended March 31, 2026 was primarily used to fund a net loss of approximately $3.0 million, adjusted for non-cash expenses in the aggregate amount of approximately $0.5 million use of cash and a source of approximately $0.3 million of cash by net changes in the levels of operating assets and liabilities, primarily related to decrease in prepaid expenses and other current assets and in accounts payable and accrued expenses, offset by an increase in accounts receivable.

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

Investing Activities. During the three months ended March 31, 2026 and 2025, our cash used in investing activities of approximately $0.5 million and $1.9 million, respectively, was primarily related to our purchase of short-term investments and purchases of equipment.

Financing Activities. Cash used by financing activities during the three months ended March 31, 2025, was due to payment of issuance costs associated with the amendment to our former line of credit agreement with Silicon Valley Bank.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Materially different results can occur if circumstances change and additional information becomes known. Actual results may differ from these estimates. Refer to Note 3 - Summary of Significant Accounting

Policies. Our most critical accounting estimates include the timing and amount of revenue recognition based on assertions, revenue recognition based on transaction pricing estimated from payments from certain insurance payers and valuation of derivative liabilities

Timing and Amount of Revenue Recognition

The timing and amount of revenue recognized is determined based on certain estimates. For revenue derived from patients with Medicare Part B, we determined we had sufficient payment history in order to recognize revenue upon delivery of the device to the patient based on the published fees by CMS. With respect to patients with Medicare Advantage or other commercial insurance, except for a small number of payers, we do not have contracts to establish pricing or provide evidence of an arrangement, however we are able to rely on a history of payments after receiving an insurance authorization, delivery of the device and submission of a claim as evidence of an arrangement. For these payers, payment history is also used to estimate how much we expect to be paid upon delivery of our device and submission of an insurance claim, which determines how much revenue we recognize. The transaction pricing for these providers is based on the expected value method, based on previous history. For the majority of Medicare Advantage and other commercial insurance payers, we have determined that we do not have sufficient collection history with the payer to assert evidence of an arrangement and collectability. For these payers, revenue is recognized at payment, which is when we can determine how much we will be paid for the device.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we believe that as of March 31, 2026, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations and U.S. customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. Department of State. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. While it has not had a material impact on our business to date, we sell our products in countries throughout the world and import materials into the United States. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products are difficult to predict and may have a material adverse effect on us. These developments may include export controls, tariffs or changes in reimbursement policies for Medicaid and Medicare. For example, the U.S. has imposed tariffs on certain imports from China and other countries, and these tariffs may continue to escalate, depending on the status of trade negotiations. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Though the United States has reached trade agreements with certain countries and the U.S. Supreme Court has struck down the legal basis for some of the implemented tariffs, significant uncertainty around future tariff policies remains. The United States is conducting investigations that could result in higher tariffs. While we estimate that tariffs assessed on our imports are expected to have less than a 100 basis point (1%) impact on gross margin in 2026, we cannot provide any assurance that the final tariffs actually imposed, changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, will not have a material adverse effect on our financial condition or results of operations.

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

Moreover, there are significant costs and risks inherent in selling our products, particularly in international markets, including: (a) time and difficulty in building a widespread network of distribution partners; (b) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (c) potentially lower margins in some regions; (d) longer collection cycles in some regions; (e) compliance with foreign laws and regulations; (f) compliance with anti-bribery, anti-corruption, sanctions, export controls, import and customs, and anti-money laundering laws, such as the Foreign Corrupt Practices Act and the Office of Foreign Assets Control regulations, by us, our employees, and our business partners; (g) currency exchange rate fluctuations and related effects on our results of operations; (h) economic weakness, including inflation, or political instability in foreign economies and markets; (i) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (j) workforce uncertainty in countries where labor unrest is more common than in the United States; (k) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires; and (l) other costs and risks of doing business internationally, such as new tariffs which may be imposed.These and other factors could harm our ability to implement planned growth in international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned expansion activities, and they may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty growing the O&P channel while simultaneously being a direct provider to patients in the United States. and expanding into international markets because of limited brand recognition. These factors may lead to delayed or limited acceptance of our products by patients in these markets. Accordingly, if we are unable to expand O&P channel revenues in the United States, expand internationally or manage our international operations successfully, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

Date: May 7, 2026

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)