Form 10-Q
period 2026-06-30
MYOMO, INC.
filed 2026-08-05
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At July 31, 2026, the registrant has 39,607,854 shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,219,217	$14,132,027
Short-term investments	2,233,141	4,261,782
Accounts receivable, net	4,945,509	4,096,327
Inventories	3,169,372	3,123,089
Prepaid expenses and other current assets	2,958,442	1,943,860
Total Current Assets	24,525,681	27,557,085
Restricted Cash	575,000	575,000
Operating lease assets with right of use, net	6,514,020	6,679,349
Equipment, net	1,986,836	2,212,901
Software development costs, net	1,721,532	1,590,864
Other assets	19,185	21,374
Total Assets	$35,342,254	$38,636,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	7,515,613	5,819,767
Current operating and financing lease liability	730,824	494,662
Taxes payable	586,644	813,260
Deferred revenue	202,580	218,222
Warrant derivative liability	1,127,498	999,418
Current portion long term debt, net of discount of $73,871	446,962	—
Total Current Liabilities	10,610,121	8,345,329
Non-current operating and financing lease liability	7,370,509	7,665,622
Long-term debt, net of discount of $2,437,757	11,532,254	11,222,155
Total Liabilities	29,512,884	27,233,106
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 100,000,000 shares authorized; 39,534,884 and 38,471,383 shares issued as of June 30, 2026 and December 31, 2025, respectively; and 39,534,857 and 38,471,356 shares outstanding at June 30, 2026 and December 31, 2025, respectively	3,953	3,847
Additional paid-in capital	131,326,086	129,929,989
Accumulated other comprehensive income	224,976	164,517
Accumulated deficit	(125,719,181)	(118,688,422)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	5,829,370	11,403,467
Total Liabilities and Stockholders’ Equity	$35,342,254	$38,636,573

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$11,704,565	$9,652,234	$21,817,853	$19,484,048

Cost of revenue	3,262,017	3,600,061	6,473,698	6,822,246
Gross profit	8,442,548	6,052,173	15,344,155	12,661,802
Operating expenses:
Research and development	1,720,463	2,001,331	3,343,623	3,791,355
Selling, clinical and marketing	5,264,090	5,233,885	10,080,849	9,629,689
General and administrative	3,712,481	3,407,277	7,331,221	7,351,332
	10,697,034	10,642,493	20,755,693	20,772,376

Loss from operations	(2,254,486)	(4,590,320)	(5,411,538)	(8,110,574)

Other expense (income), net
Interest expense (income), net	535,744	(106,549)	1,040,440	(298,540)
Change in fair value of derivative liabilities	1,199,726	—	360,662	—
	1,735,470	(106,549)	1,401,102	(298,540)
Loss before income taxes	(3,989,956)	(4,483,771)	(6,812,640)	(7,812,034)
Income tax expense	31,404	148,201	218,119	284,996
Net loss	$(4,021,360)	$(4,631,972)	$(7,030,759)	$(8,097,030)

Weighted average number of common shares outstanding:
Basic and diluted	42,697,319	41,582,737	42,484,409	41,518,959
Net loss per share attributable to common stockholders
Basic and diluted	$(0.09)	$(0.11)	$(0.17)	$(0.20)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(4,021,360)	$(4,631,972)	$(7,030,759)	$(8,097,030)
Foreign currency translation adjustments	44,571	164,878	58,334	62,739
Unrealized gain on short-term investments	5,523	-	2,125	-
Other comprehensive income	50,094	164,878	60,459	62,739
Comprehensive loss	$(3,971,266)	$(4,467,094)	$(6,970,300)	$(8,034,291)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Six Months Ended June 30, 2026 and 2025
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance, January 1, 2026	38,471,383	$3,847	$129,929,989	$164,517	$(118,688,422)	27	$(6,464)	$11,403,467
Common stock issued upon vesting of restricted stock units	94,894	9	(9)	—	—	—	—	—
Stock-based compensation	—	—	597,248	—	—	—	—	597,248
Unrealized income on foreign currency adjustments	—	—	—	10,365	—	—	—	10,365
Net loss	—	—	—	—	(3,009,399)	—	—	(3,009,399)
Balance, March 31, 2026	38,566,277	$3,856	$130,527,228	$174,882	$(121,697,821)	27	$(6,464)	$9,001,681

Common stock issued upon vesting of restricted stock units, net of 243,709 shares withheld for taxes	968,607	97	(243,807)	—	—	—	—	(243,710)
Stock-based compensation	—	—	1,042,665	—	—	—	—	1,042,665
Unrealized income on foreign currency adjustments	—	—	—	50,094	—	—	—	50,094
Net loss	—	—	—	—	(4,021,360)	—	—	(4,021,360)
Balance, June 30, 2026	39,534,884	3,953	131,326,086	224,976	(125,719,181)	27	(6,464)	5,829,370

Balance, January 1, 2025	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of restricted stock units	59,031	7	(7)	—	—	—	—	—
Common stock issued upon vesting of incentive stock options	708	—	—	—	—	—	—	—
Stock-based compensation	—	—	540,204	—	—	—	—	540,204
Unrealized loss on foreign currency adjustments	—	—	—	(102,139)	—	—	—	(102,139)
Net loss	—	—	—	—	(3,465,058)	—	—	(3,465,058)
Balance, March 31, 2025	34,438,036	$3,446	$128,386,223	$(116,545)	$(106,579,596)	27	$(6,464)	$21,687,064
Common stock issued upon vesting of restricted stock units	644,149	64	(64)	—	—	—	—	—
Stock-based compensation			394,889	—	—	—	—	394,889
Common stock issued upon vesting of incentive stock options	20	—	—	—	—	—	—	—
Exercise of pre-funded warrants	2,698,105	268	—	—	—	—	—	268
Unrealized income on foreign currency adjustments	—	—	—	164,879	—	—	—	164,879
Net loss	—	—	—		(4,631,972)	—	—	(4,631,972)
Balance, June 30, 2025	37,780,310	$3,778	$128,781,048	$48,334	$(111,211,568)	27	$(6,464)	$17,615,128

The accompanying notes are an integral part of the consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,030,759)	$(8,097,030)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	676,129	349,240
Stock-based compensation	1,639,913	935,093
Accretion of discount on short-term investments	(73,484)	(23,383)
Credit losses	—	51,643
Amortization of debt discounts	524,479	60,045
Amortization of right-of-use assets	362,699	526,600
Change in fair value of derivative liabilities	360,662	—
Other non-cash changes	96,612	(91,984)
Changes in operating assets and liabilities:
Accounts receivable	(1,065,154)	(2,975,272)
Inventories	174,977	(1,204,740)
Prepaid expenses and other current assets	(1,032,389)	(615,940)
Other assets	—	(130,801)
Accounts payable and accrued expenses	1,703,910	(531,182)
Operating and financing lease liabilities	(256,321)	140,536
Deferred revenue	(15,642)	25,666
Income taxes payable	(207,400)	(144,392)
Tenant improvement allowance	—	183,726
Net cash used in operating activities	(4,141,768)	(11,542,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(360,248)	(892,174)
Purchases of software development costs	(211,672)	(1,035,862)
Purchases of short-term investments	—	(1,225,410)
Maturities of short-term investments	2,100,000	500,000
Net cash provided by (used in) investing activities	1,528,080	(2,653,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt origination costs	—	(36,506)
Net proceeds from issuance of debt	—	4,000,000
Taxes paid for net share settlement of restricted stock units	(243,709)	—
Net cash (used in) provided by financing activities	(243,709)	3,963,494

Effect of foreign exchange rate changes on cash	(55,413)	100,186

Net change in cash, cash equivalents and restricted cash	(2,912,810)	(10,131,941)

Cash, cash equivalents and restricted cash beginning of period	14,707,027	24,747,373

Cash, cash equivalents and restricted cash end of period	$11,794,217	$14,615,432
Cash paid during the period for income taxes	$92,101	$99,163
Cash paid during the period for interest	$827,825	$70,494
Non-cash financing and investing activities
Right of use assets obtained in exchange for lease obligations	$197,370	—
Unrealized gain from mark to market on short-term investments	$2,125	$268

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Business

Myomo Inc. (“Myomo” or the “Company”) is a wearable medical robotics platform company that develops, designs, and produces myoelectric orthotics for people with neuromuscular disorders. The MyoPro ® myoelectric upper limb orthosis product is registered with the U.S. Food and Drug Administration as a Class II medical device. The Company sells its products directly to patients, to Orthotics and Prosthetics ("O&P") providers around the world, the Veterans Health Administration, and distributors in Europe and Australia. The Company was incorporated in the State of Delaware on September 1, 2004 and is headquartered in Burlington, Massachusetts.

Note 2 — Liquidity

The Company had cash, cash equivalents and short-term investments of approximately $13,452,400 as of June 30, 2026. The Company incurred net losses of approximately $7,030,800 and $8,097,000 during the six months ended June 30, 2026 and 2025, respectively, and has an accumulated deficit of approximately $125,719,200 and $118,688,400 at June 30, 2026 and December 31, 2025, respectively. Cash used in operating activities was approximately $4,141,800 and $11,542,200 for the six months ended June 30, 2026 and 2025, respectively.

Based upon its current cash, cash equivalents, and short-term investments, as well as the future expected cash flows, the Company believes that its available cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

The Company has historically funded its operations through financing activities, including raising equity and debt. On November 4, 2025, the Company entered into a Loan and Security Agreement with Avenue Capital Management II, L.P. as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender, which provided the Company $17.5 million of committed capital, of which $12.5 million was funded at closing on November 4, 2025 (the "Closing Date"). The remaining $5.0 million becomes available at the Company's discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. The Company is paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if the Company borrowed under the second tranche. The Company has to meet certain debt covenants under the loan, including (i) a minimum cash balance of $2,500,000; (ii) minimum trailing three months revenue equal to 75% of budgeted revenues for such months, measured monthly; and (iii) maximum trailing six months cash burn equal to the greater of 150% of the budgeted cash burn for such months, or $2,000,000, measured quarterly. Non-compliance with covenants may impact access to liquidity. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes. These financing activities have enabled the Company to sustain its operations.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2026, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and 2024 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short-term investments. There were no reclassifications out of accumulated other comprehensive loss to other (income) expense related to realized gains or losses on short-term investments in the three and six months ended June 30, 2026 and 2025, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at June 30, 2026 and December 31, 2025.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of June 30, 2026 and December 31, 2025 consist of U.S. Treasury Bills and Commercial Paper, which are classified as available for sale, totaling approximately $2,233,100 and $4,261,800 as of June 30, 2026, and December 31, 2025, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive loss on the consolidated balance sheets and other gain (loss) on the consolidated statements of comprehensive loss. Once instruments with unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other income/expense.

The Company's cash balances as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$11,219,217	$14,132,027
Restricted cash	575,000	575,000
Total cash, cash equivalents, and restricted cash	$11,794,217	$14,707,027

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses accounts. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At June 30, 2026, and December 31, 2025, the Company’s balance for allowance for credit losses was approximately $102,700.

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

Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company derives the majority of its revenue from direct billing. The Company also derives revenue from the sale of its products to O&P providers in the United States and internationally and the Veterans' Administration (the “VA”). Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

For revenue derived from patients under Medicare Part B, the Company recognizes revenue once it has obtained sufficient medical documentation to demonstrate medical necessity and when control of the device has passed to the patient. Patients with Medicare Part B insurance coverage represented 50% and 56% of revenue for the three months ended June 30, 2026 and 2025, respectively, and 51% and 58% of the revenue for the six months ended June 30, 2026 and 2025, respectively. With respect to patients with certain Medicare Advantage insurance plans, the Company will recognize revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. For these Medicare Advantage payers where revenue was recognized at time of delivery represented approximately 94% and 58% of Medicare Advantage revenue in the three months ended June 30, 2026 and 2025, respectively and 88% and 63% of Medicare Advantage revenue in the six months ended June 30, 2026 and 2025, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended June 30, 2026 and 2025, the Company recognized revenue of approximately $921,700 and $721,300, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized revenue of approximately $1,140,200 and $1,557,400, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Software Development

The Company accounts for costs incurred to develop internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Once an application has reached the development stage and it is probable that the software will be completed and used for its intended purpose, internal and external direct costs incurred to develop the software are capitalized. Capitalized costs consist of third-party costs directly attributable to the development of the software. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of five years. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Costs related to internal-use software capitalized during the period were approximately $45,200 and $211,700 in the three and six months ended June, 30, 2026 and $1,590,900 in the year ended December 31, 2025.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $202,600 and $218,200 as of June 30, 2026 and December 31, 2025, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Direct to patient	$8,175,345	$7,420,904	$15,343,823	$15,228,681
Clinical/Medical providers	3,529,220	2,231,330	6,474,030	4,255,367
Total revenue from contracts with customers	$11,704,565	$9,652,234	$21,817,853	$19,484,048

Geographic Data

The Company generated 83% of its total revenue from the United States and 17% from Germany for the three months ended June 30, 2026, and 85% of its total revenue from the United States and 15% from Germany for the three months ended June 30, 2025.

During the six months ended June 30, 2026, the Company generated 83% of its total revenues from the United States and 17% from Germany. During the six months ended June 30, 2025, the Company generated 86% of its total revenues from the United States, and 14% from Germany.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro, and provides the device directly to patients, pending reimbursement from third party payers, after which revenue is recognized. For the three and six months ended June 30, 2026, the Company recorded cost of goods sold of approximately $72,900 and $95,400, respectively, without corresponding revenue. For the three and six months ended June 30, 2025, the Company recorded cost of goods sold of $60,200 and $92,600, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $2,050,300 and $2,229,900 during the three months ended June 30, 2026 and 2025, respectively, and approximately $3,894,000 and $3,839,600 during the six months ended June 30, 2026 and 2025, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive loss. The Company recorded a comprehensive gain of approximately $44,000 and approximately $164,900 during the three months ended June 30, 2026 and 2025, respectively, and gains of approximately $57,800 and $62,700 during the six months ended June 30, 2026 and 2025, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of revenue in the condensed consolidated statements of operations. Such amounts were immaterial for the three and six months ended June 30, 2026 and 2025. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

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

The Company reported a net loss for the three and six months ended June 30, 2026 and 2025, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	June 30,
	2026	2025
Stock options	19,201	22,117
Restricted stock units	1,703,037	1,734,038
Other warrants	1,367,187	—
Total	3,089,425	1,756,155

Due to their nominal exercise price of $0.0001 per share, a total of 3,763,258 and 4,363,414 outstanding pre-funded warrants as of June 30, 2026 and 2025, respectively are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the respective closing dates of the Company's public equity offerings.

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The update requires public business entities to provide enhanced disclosures in the note to the financial statements about the nature of expenses included in income statement captions. The new disclosures will require entities to disaggregate relevant expense captions and present these in a tabular format. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, which is not expected to have a material impact on the Company’s financial position and results of operations.

Note 4 — Inventories

Inventories consist of the following at:

	June 30, 2026	December 31, 2025
Finished goods	$600,140	$930,837
Work in process	32,396	28,204
Parts and subassemblies	2,536,836	2,164,048
Inventories	$3,169,372	$3,123,089

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

The carrying amounts of the Company’s financial instruments such as cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. Cash equivalents consist of money market funds that limit their investments to only short-term U.S. Treasury Securities and repurchase agreements related to these securities. Short-term investments primarily consist of commercial paper and U.S. Treasury Bills and are carried on the condensed consolidated balance sheets at amortized cost which approximates fair value.

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments are carried on the consolidated balance sheets at fair value. Short-term investments as of June 30, 2026 and December 31, 2025 consisted of U.S. Treasury Bills, which are classified as available for sale, agency bonds and commercial paper totaling approximately $2,233,100 and $4,261,800, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the condensed consolidated balance sheets and other comprehensive income (loss) on the condensed consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other (income) expense.

Cash equivalents and short-term investments measured at fair value on a recurring basis at June 30, 2026 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$8,531,419	$—	$—	$8,531,419
Short-term investments	—	2,233,141	—	2,233,141
Warrant liability	—	—	1,127,498	1,127,498
Compound derivative liability	—	—	1,882,511	1,882,511

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2025 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$10,234,433	$—	$—	$10,234,433
Commercial paper	—	1,645,442	—	1,645,442
Short-term investments	—	4,261,782	—	4,261,782
Warrant liability	—	—	999,418	999,418
Compound derivative liability	—	—	1,649,929	1,649,929

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the periods ended June 30, 2026 and December 31, 2025, respectively:

	Warrant Liability	Compound Derivative Liability	Total
Balance – December 31, 2025	$999,418	$1,649,929	$2,649,347
Change in fair value of derivative liabilities	(280,878)	(558,186)	(839,064)
Balance – March 31, 2026	$718,540	$1,091,743	$1,810,283
Change in fair value of derivative liabilities	408,958	790,768	1,199,726
Balance – June 30, 2026	$1,127,498	$1,882,511	$3,010,009

Compound derivative liability is presented in long term debt, net of discount on the Condensed Consolidated Balance sheets as of June 30, 2026 and December 31, 2025.

Valuation assumptions utilized in the valuations of Level 3 liability under the Monte Carlo model for warrants as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.13%	3.68%
Stock price	1.04	$0.91
Initial exercise price - Warrants	$0.96	$0.96
Volatility	100.49%	95.21%
Dividend yield	0.0%	0.0%
Remaining term - Warrants	4.35	4.84

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

	June 30, 2026	December 31, 2025
Remaining term - loan	2.92	3.42
Credit spread	22.39%	22.39%
Implied debt yield	26.11%	26.11%
Annualized risk-free rate	3.72%	3.72%

Note 6 - Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consist of the following at:

	June 30, 2026	December 31, 2025
Trade payables	$1,245,560	$1,101,228
Accrued compensation and benefits	3,413,644	1,952,578
Accrued professional services	129,833	85,696
Warranty reserve	170,461	148,296
Customer deposits	1,908,388	1,930,339
Accrued insurance	349,987	191,258
Other	297,740	410,372
	$7,515,613	$5,819,767

.

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

Pursuant to the Loan Agreement, the Company is subject to certain financial covenants requiring the Company to (i) maintain at all times $2.5 million in unrestricted cash, (ii) achieve at least 75% of its trailing three-month projected revenue and (iii) achieve cash burn for the trailing six months of no more than the greater of 150% of its projected cash burn, or $2.0 million, with which the Company was in compliance as of the issuance date of these financial statements.

Pursuant to the Loan Agreement, the Lender also has the right to convert up to $3.0 million of the outstanding principal of Tranche 1 and up to $1.0 million of the outstanding principal of Tranche 2 into shares of Company common stock (the “Conversion Securities”) at a price per share equal to 120% of the exercise price of the warrant at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The conversion feature and other terms in the Loan Agreement were bifurcated from the debt at inception and are being recorded as a compound derivative liability which is being recorded at fair value. At inception, the Company recorded a derivative liability of approximately $1,514,400. At June 30, 2026, the derivative liability was determined to have a fair value of approximately $1,882,500. Losses of approximately $790,800 and $232,600 were recorded to change in fair value of derivative liability in other expense (income), net for the three and six months ended June 30, 2026, respectively. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $1,649,900.

The Company recorded approximately $821,100 in debt issuance costs during the year ended December 31, 2025 in conjunction with entering into the Loan Agreement, which includes a commitment fee as well as banking and legal fees. The Company capitalized the portion of debt issuance costs allocated to the debt and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. The debt issuance costs that were allocated to the warrant and the compound derivative liability of approximately $151,200 were charged to interest expense at inception of the Loan Agreement. As of June 30, 2026, the balance of debt issuance costs was approximately $542,300, which is included in debt discount on the consolidated balance sheet. The Company amortized $47,800 and $95,600 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the three and six months ended June 30, 2026. As of December 31, 2025, the balance of debt issuance costs was approximately $638,000, which is included in debt discount on the consolidated balance sheet. The Company amortized $226,300 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the year ended December 31, 2025.

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

Including the aforementioned amounts, the Company recorded interest expense of approximately $639,000 and $1,271,100 under its debt facilities during the three and six months ended June 30, 2026, respectively.

Long-term debt as of June 30, 2026 and December 31, 2025 are as follows;

	June 30, 2026	December 31, 2025
Long-term debt	$12,608,333	$12,527,083
Compound derivative	1,882,511	1,649,929
Discount	(2,511,628)	(2,954,857)
Total debt	11,979,216	11,222,155
Short-term debt, net of discount	(446,962)	—
Long term debt, net of discount	$11,532,254	$11,222,155

Note 8 —Common Stock and Warrants

Pursuant to an amended and restated certificate of incorporation, the Company is authorized to issue up to 110,000,000 shares of stock, consisting of 100,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of undesignated Preferred Stock, par value of $0.0001.

In conjunction with entering into the Loan Agreement (See Note 7), the Company issued to Avenue a warrant to purchase up to $1,312,500 worth of shares of the Company’s common stock (the “Warrant”). The warrant expires on November 4, 2030 and has an exercise price per share of $0.96.

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

The Company is accounting for the warrant as a derivative liability, which is recorded at fair value. At inception, the Company recorded a derivative liability of approximately $918,000. As of June 30, 2026, the derivative liability for the warrant was determined to have a fair value of approximately $1,127,500, and the Company recorded a loss from the change in fair value of the warrant liability in other expense (income) of approximately $409,000 during the three months ended June 30, 2026. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $999,400. The Company recorded a loss from the change in fair value of the warrant liability of approximately $128,100 during the six months ended June 30, 2026.

As of June 30, 2026, 3,763,258 pre-funded warrants remain exercisable. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

.

During the three and six months ended June 30, 2026 no pre-funded warrants were exercised. During the three and six months ended June 30, 2025, 2,698,105 pre-funded warrants were exercised, respectively.

During the six months ended June 30, 2025, 668,250 warrants issued in the Company's public offering in February 2020 expired unexercised.

There were no shares of common stock issued upon the exercise of stock options during the three and six months ended June 30, 2026.

20 and 708 shares of common stock were issued through the exercise of stock options during the three and six months ended June 30, 2025, respectively.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of June 30, 2026, there were 2,892,668 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2026, 1,538,854 shares were added to the share reserve under the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were 243,709 shares withheld to satisfy employee's statutory tax with holding obligations that had a net value of $243,700 during the three and six months ended June 30, 2026.

During the three months ended June 30, 2026 and 2025, 968,607 and 644,149 restricted stock units vested, respectively. During the six months ended June 30, 2026 and 2025, 1,063,501 and 703,180 restricted stock units vested, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$174,334	$28,005	$221,447	$69,723
Research and development	148,137	43,942	210,496	122,097
Selling, clinical, and marketing	244,588	101,657	357,081	193,149
General and administrative	475,606	221,285	850,889	550,124
Total	$1,042,665	$394,889	$1,639,913	$935,093

As of June 30, 2026, there was no unrecognized compensation cost related to unvested stock options.

As of June 30, 2026, there was approximately $3,391,900 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.69 years.

Note 10 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material claims, assessments, or litigation against the Company as of June 30, 2026.

Operating and Financial Leases

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

The Company entered into a new financial lease for its 3D printing machines in May of 2026. The initial lease liability was for approximately $197,000. The Company will make monthly equal payments of approximately $4,100 for a 60 month term.

As of June 30, 2026, total lease assets were approximately $6,514,100. The amount and the maturity of the Company’s operating lease and financing lease liabilities as of June 30, 2026, are as follows:

			Total
	Operating Lease	Financing Lease	June 30, 2026
2026	$618,127	$24,439	$642,566
2027	1,525,416	48,878	1,574,294
2028	1,592,125	48,878	1,641,003
2029	1,650,479	48,878	1,699,357
Thereafter	4,872,994	73,317	4,946,311
Total future minimum lease payments	10,259,141	244,390	10,503,531
Less imputed interest	2,355,178	47,020	2,402,198
Total lease liabilities	$7,903,963	$197,370	$8,101,333
Included in the condensed consolidated balance sheet:
Current lease liabilities	$697,917	$32,907	$730,824
Non-current lease liabilities	7,206,046	164,463	7,370,509
Total lease liabilities	$7,903,963	$197,370	$8,101,333

For the three and six months ended June 30, 2026 and 2025, the total lease cost is comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	339,630	347,811	$683,877	$749,620
Financing lease expense	5,268	—	5,268	—
Short-term lease expense	612	537	$1,225	$2,259
Total lease expense	$345,510	$348,348	$690,370	$751,879

The following summarizes additional information related to operating and financial leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining operating lease term (in years)	6.3	6.7
Weighted-average discount rate operating lease	8.5%	8.5%
Weighted-average remaining financing lease term (in years)	4.9	—
Weighted-average discount rate financing lease	8.75%	0.0%

Insurance Obligations

The Company finances the insurance policies of its directors and officers, which requires the Company to make a down payment, followed by equal payments over a defined term. The Company then entered into a financing arrangement covering the twelve-month period ending in June 2025. Under this financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and made nine equal monthly payments of approximately $39,000, ending in March 2025. The Company then entered into a new financing arrangement for its 2025-2026 insurance policies covering the twelve-month period ending in June 2026. The Company made a down payment of $68,400 during the three months ended June 30, 2025 and made 10 equal monthly payments of approximately $40,300, starting in July 2025. The Company then entered into a new financing arrangement for its 2026-2027 insurance policies covering the twelve-month period ending in June 2027. The Company made a down payment of $68,400 during the three months ended June 30, 2026 and is making 10 equal monthly payments of approximately $40,200, starting in July 2026.

The Company also finances its property and casualty insurance policies, which require the Company to make a down payment, followed by equal payments over a defined term. During the three months ended September 30, 2025, the Company entered in a new financing arrangement for its 2025-2026 policy covering the twelve months ended July 2026. The Company made a down payment of $55,400 and made 8 equal payments of approximately $24,300, starting in August 2025.

Changes in the Company's supplier finance obligations were as follows:

	Six Months Ended
	June 30,
	2026	2025
Opening January 1	$284,201	$181,256
Payments	—	—
Expensed	(187,378)	(98,508)
Balance March 31,	$96,823	$82,748
Increase	455,544	456,000
Expensed	(115,367)	(85,160)
Balance June 30,	$437,000	$453,588

No assets are pledged as security under this arrangement.

Note 11 — Segment Reporting and Major Customers

Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about products, business segments, and major customers in financial statements. The Company conducts its business in one operating segment, and sells products in one family, which are versions of the MyoPro. While the Company has several sales channels and operates in different geographies, the Chief Executive Officer, who is the Company's chief operating decision-maker, and is responsible for allocating resources and assessing the performance of the Company, manages the Company's business on a consolidated basis, focusing on revenue, gross margin, certain operating expenses, loss from operations, other expenses (income), Income Tax, and Net loss. The Chief Executive Officer reviews the consolidated balance sheet with relation to consolidated Assets. The Chief Executive Officer does not review any additional or more disaggregated level.

	Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Revenue	$11,704,565	$9,652,234	$21,817,853	$19,484,048

Cost of revenue	3,262,017	3,600,061	6,473,698	6,822,246
Gross profit	8,442,548	6,052,173	15,344,155	12,661,802
Gross margin	72.1%	62.7%	70.3%	65.0%
Operating expenses:
Payroll and benefits expense	7,138,891	7,663,736	14,354,651	14,441,271
Advertising	2,050,276	2,229,940	3,893,966	3,839,629
All other segment operating expenses	2,845,951	2,536,971	5,236,258	5,816,202
Payroll and benefits expense in cost of revenue	(1,338,084)	(1,788,154)	(2,729,182)	(3,324,726)
	10,697,034	10,642,493	20,755,693	20,772,376
Loss from operations	$(2,254,486)	$(4,590,320)	$(5,411,538)	$(8,110,574)
Other expense (income)	535,744	(106,549)	1,040,440	(298,540)
Change in fair value of derivatives liabilities	1,199,726	-	360,662	-
Tax Expense	31,404	148,201	218,119	284,996
Net Loss	$(4,021,360)	$(4,631,972)	$(7,030,759)	$(8,097,030)

Major Customers

For the three and six months ended June 30, 2026 and 2025, there were no customers which accounted for more than 10% of revenues. For the three months ended June 30, 2026 and 2025, the Centers for Medicare and Medicaid Services ("CMS") represented 50% and 56% of revenues, respectively. For the six months ended June 30, 2026 and 2025, CMS represented 51% and 58% of revenues, respectively.

At June 30, 2026, CMS accounted for approximately 33% of accounts receivable. At December 31, 2025, CMS. a U.S. commercial insurer and its affiliates accounted, and an O&P customer, accounted for approximately 25%, 16%, and 12%, of accounts receivable, respectively.

For the three and six months ended June 30, 2026, approximately 16% and 17% of the Company's revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and six months ended June 30, 2025, approximately 20% and 19% of the Company's revenues, respectively were derived from patients with Medicare Advantage insurance plans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q and those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2025. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a wearable medical robotics platform company, specializing in myoelectric braces, or orthotics, for people with neuromuscular disorders. We develop and market the MyoPro product line, which is a myoelectric-controlled upper limb brace, or orthosis. The orthosis is a rigid brace used for the purpose of supporting a patient’s weak or deformed arm to enable and improve functional activities of daily living (“ADLs”), in the home and community. It is custom constructed by a trained professional during a custom fabrication process for each individual user to meet their specific needs. Our products are designed to help regain function in individuals with neuromuscular conditions due to brachial plexus injury, stroke, traumatic brain injury, spinal cord injury and other neurological disorders.

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
•
In November 2018, we announced that the Centers for Medicare and Medicaid Services, (“CMS”), had published two new codes (L8701, L8702) pursuant to our application for Healthcare Common Procedure Coding System (“HCPCS”) codes which become effective in early 2019. The assignment of the unique L-Codes, if followed by appropriate payment terms, should have the effect of offering greater access to the MyoPro for Medicare beneficiaries.
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

Recent Developments

Term Loan Facility

On November 4, 2025 (“the Closing Date”), we entered into a Loan and Security Agreement with Avenue Capital Management II, L.P., as administrative agent and collateral agent and Avenue Venture Opportunities Fund II, L.P., as a lender (together "Avenue"), which provides us $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded on the Closing Date. The remaining $5.0 million becomes available at our discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. We are paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if we borrowed under the second tranche. After the expiration of the interest-only period, we will re-pay the principal balance in 24 equal monthly installments. The term loan matures on June 1, 2029. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes.

China Joint Venture

In November 2025, we were notified that Ryzur Medical filed for bankruptcy in China and is in the process of being liquidated. As a result, the operations of the JV Company are now severely limited. Efforts to find another lead investor have not materialized. As a result, we notified the parties on July 24, 2026 that we are terminating the joint venture. We do not expect to receive any proceeds from liquidation of the JV Company and there is no impact to our financial statements from the termination of the joint venture for the three and six months ended June 30, 2026.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue in 2026. Our financial performance in 2025 reflected our ability to be reimbursed by Medicare for providing the MyoPro to their beneficiaries, as well as challenges around marketing efficiency and patient acquisition which increased cost per pipeline add. Our plan for 2026 is to begin to pivot away from relying on direct to patient advertising to generate revenues and invest in generating revenues from recurring patient sources, including the MyoConnect referral program and from O&P providers in the U.S. and Germany, while implementing marketing initiatives to reduce cost per pipeline add in the direct billing channel and minimizing the growth of fixed expenses.

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended June 30,		Period- to-Period Change		For the Six Months Ended June 30,		Period- to-Period Change
	2026	2025	$	%	2026	2025	$	%
Revenue	$11,704,565	$9,652,234	$2,052,331	21%	$21,817,853	$19,484,048	2,333,805	12%
Cost of revenue	3,262,017	3,600,061	(338,044)	(9)%	6,473,698	6,822,246	(348,548)	(5)%
Gross profit	$8,442,548	$6,052,173	$2,390,375	39%	$15,344,155	$12,661,802	$2,682,353	21%
Gross margin %	72.1%	62.7%		9.4%	70.3%	65.0%		5.3%

Revenues

We derive revenue primarily from providing devices directly to patients and billing insurance companies or Medicare directly. We also sell our products to O&P providers in the U.S., Europe and Australia, to the VA, and to rehabilitation hospitals. Though we increasingly provide devices directly to patients, we sometimes utilize the clinical services of O&P providers for which they are paid a fee.

We expect that our revenues will continue to grow in 2026, primarily as a result of investments to grow revenues from recurring patient sources, including generating patient referrals under our MyoConnect program, as well as from O&P practices in the U.S. and Germany, which we expect to increase operating leverage and reduce our dependence on advertising-driven direct-to-patient revenues.

Total revenue increased by approximately $2.1 million and $2.3 million, or 21% and 12%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Higher revenues in the three and six months ended June 30, 2026 were due to a higher number of revenue units and a higher average sales price. Revenues by channel for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Direct billing	$8,175,345	$7,420,904	$15,343,823	$15,228,681
International	1,955,707	1,479,783	3,962,569	2,792,549
U.S. O&P	1,224,283	531,472	2,066,666	1,003,192
VA	349,230	220,075	444,795	459,626
Total revenue	$11,704,565	$9,652,234	$21,817,853	$19,484,048

Cost of Revenue and Gross Margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, and overhead costs allocated to cost of revenue.

Gross margin was 72.1% and 70.3% for the three and six months ended June 30, 2026, respectively, compared to 62.7% and 65.0% for the three and six months ended June 30, 2025, respectively. The increases in gross margin were primarily due to a higher average selling price and manufacturing cost reductions, partially offset by higher clinical costs allocated to cost of sales.

Operating Expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$1,720,463	$2,001,331	$(280,868)	(14)%	$3,343,623	$3,791,355	$(447,732)	(12)%
Selling, clinical and marketing	5,264,090	5,233,885	30,205	1%	10,080,849	9,629,689	$451,160	5%
General and administrative	3,712,481	3,407,277	305,204	9%	7,331,221	7,351,332	(20,111)	0%
Total operating expenses	$10,697,034	$10,642,493	$54,541	1%	$20,755,693	$20,772,376	$(16,683)	0%

Research and development

Research and development (“R&D”) expenses consist of costs for our engineering and R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to manage R&D expenses in 2026, while maintaining the pace of our R&D efforts as cash flows allow, as well as to fund a randomized controlled trial being conducted by the University of Utah.

R&D expenses decreased by approximately $0.3 million and $0.4 million, or 14% and 12%, during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decreases were primarily due to lower labor expense in project management, engineering, and research.

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

SC&M expenses increased by less than $0.1 million and $0.5 million or 1% and 5%, during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to expenses associated with our new clinical sales personnel and higher incentive compensation, partially offset by higher clinical costs allocated to cost of revenues, and in the second quarter of 2026, lower advertising expense.

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

G&A increased by $0.3 million, or 9% in the second quarter of 2026 compared to the same period in 2025 due primarily to higher legal expenses. G&A expenses for the six months ended June 30, 2026 were flat compared with the same period in 2025.

Other expense (income), net

The following table sets forth our other income, net for each of the periods presented:

	For the Three Months Ended June 30,		Period-to-Period Change		For the Six Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%	2026	2025	$	%
Interest expense (income), net	$535,744	$(106,549)	$642,293	N/M	1,040,440	(298,540)	1,338,980	N/M
Change in fair value of derivative liabilities	1,199,726	-	1,199,726	N/M	360,662	-	360,662	N/M
Total other income, net	$1,735,470	$(106,549)	$1,842,019	N/M	$1,401,102	$(298,540)	$1,699,642	N/M

Other expense (income), net was $1.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively, compared to income of $0.1 million and $0.3 million for the same periods in 2025, respectively. The increase in other expense was due to the change in fair value of derivative liabilities related to our term loan with Avenue, driven primarily by an increase in our stock price and market volatility. This was offset higher interest expense due to our term loan with Avenue entered into in November 2025.

Income tax expense

Income tax expense recorded during the three and six months ended June 30, 2026 and 2025 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense decreased by $0.1 million and $0.1 million in the three and six months ended June 30, 2026, respectively, as compared with the same periods in 2025 due to lower taxable income in each period.

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
•
Adjusted EBITDA does not include the impact of stock-based compensation; and
•
Adjusted EBITDA does not include the impact of the change in fair value of derivative liabilities.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net loss	$(4,021,360)	$(4,631,972)	$(7,030,759)	$(8,097,030)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense (income), net	535,744	(106,549)	1,040,440	(298,540)
Depreciation expense	384,539	190,798	676,129	349,240
Stock-based compensation	1,042,665	394,889	1,639,913	935,093
Change in fair value of derivative liabilities	1,199,726	—	360,662	—
Income tax expense	31,404	148,201	218,119	284,996
Adjusted EBITDA	$(827,282)	$(4,004,633)	$(3,095,496)	$(6,826,241)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$11,219,217	$14,132,027
Short-term investments	2,233,141	4,261,782
Total	13,452,358	18,393,809
Working capital	$13,915,560	$19,211,756

As of June 30, 2026, we had working capital of approximately $13.9 million and stockholders’ equity of approximately $5.8 million. We used approximately $4.4 million in cash for operating activities during the six months ended June 30, 2026.

We have historically funded our operations through financing activities, including raising equity and debt capital. On November 4, 2025, we entered into a Loan and Security Agreement with Avenue, which provides us $17.5 million in committed funding under two tranches. The first tranche of $12.5 million was funded on the Closing Date. The remaining $5.0 million becomes available at our discretion between 12 and 18 months from the Closing Date, subject to maintaining compliance with covenants. We are paying interest only on the term loan for a period of 18 months from the Closing Date, which could be extended to 24 months if we borrowed under the second tranche. After the expiration of the interest-only period, we will re-pay the principal balance in 24 equal monthly installments. The term loan matures on June 1, 2029. We have to meet certain debt covenants under the loan, including (i) a minimum cash balance of $2,500,000; (ii) minimum trailing three months revenue equal to 75% of budgeted revenues for such months, measured monthly; and (iii) maximum trailing six months cash burn equal to the greater of 150% of the budgeted cash burn for such months, or $2,000,000, measured quarterly. Non-compliance with covenants may impact access to liquidity. Proceeds from this loan were used to repay the outstanding borrowings under the credit facility with Silicon Valley Bank and to pay fees and expenses, with the remainder being used for general corporate purposes. Considering our cash balance, our debt service and our operating plans discussed below, we believe there will be sufficient cash to fund our operations and capital expenditures for the next 12 months from the date of this report.

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

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(4,141,768)	$(11,542,175)
Net cash provided by/(used in) investing activities	1,528,080	(2,653,446)
Net cash (used in)/provided by financing activities	(243,709)	3,963,494
Effect of foreign change rate changes on cash	(55,413)	100,186
Net (decrease) in cash, cash equivalents and restricted cash	$(2,912,810)	$(10,131,941)

Operating Activities. The net cash used in operating activities for the six months ended June 30, 2026 was primarily used to fund a net loss of approximately $7.0 million, adjusted for non-cash expenses in the aggregate amount of approximately $3.6 million and by approximately $0.7 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in prepaid expenses and accounts receivable, partially offset by an increase in accounts payable and accrued expenses, due primarily to an increase in incentive compensation during the six months ended June 30, 2026.

Net cash used in operating activities for the six months ended June 30, 2025 was primarily used to fund a net loss of approximately $8.1 million, adjusted for non-cash expenses in the aggregate amount of approximately $1.8 million and by approximately $5.3 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable due primarily to a payment hold by CMS, increases in inventory and prepaid expenses and other current assets, and a decrease in accounts payable and accrued expenses, due primarily to the payment of incentive compensation during the three months ended June 30, 2025.

Investing Activities. During the six months ended June 30, 2026, cash provided by investing activities of $1.5 million was primarily related to maturities of our short-term investments partially offset by purchases of equipment. During the six months ended June 30, 2025, cash used in investing activities of $2.7 million was primary related to purchases related to software development and purchases of short-term investments.

Financing Activities. There was approximately $244,000 of cash used for financing activities in the six months ended June 30, 2026 to satisfy employees' statutory tax withholding obligations related to the sale of restricted stock units. There was $4.0 million in cash generated from financing activities during the six months ended June 30, 2025. Cash generated in the six months ended June 30, 2025 was due to borrowings under our previous line of credit and term loan facility with Silicon Valley Bank.

Critical Accounting Policies and Estimates

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

The timing and amount of revenue recognized is determined based on certain estimates. For revenue derived from patients with Medicare Part B, we determined we had sufficient payment history in order to determine transaction price and recognize revenue upon delivery of the device to the patient based on the published fees by CMS. With respect to patients with Medicare Advantage or other commercial insurance, except for a small number of payers, we do not have contracts to establish pricing or provide evidence of an arrangement, however we are able to rely on a history of payments after receiving an insurance authorization, delivery of the device and submission of a claim as evidence of an arrangement. For these payers, payment history is also used to estimate how much we expect to be paid upon delivery of our device and submission of an insurance claim, which determines how much revenue we recognize. The transaction pricing for these providers is based on the expected value method, based on previous history. For the majority of Medicare Advantage and other commercial insurance payers, we have determined that we do not have sufficient collection history with the payer to assert evidence of an arrangement and collectability. For these payers, revenue is recognized at payment, which is when we can determine how much we will be paid for the device.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we believe that as of June 30, 2026, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations and U.S. customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. Department of State. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. While it has not had a material impact on our business to date, we sell our products in countries throughout the world and import materials into the United States. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products are difficult to predict and may have a material adverse effect on us. These developments may include export controls, tariffs or changes in reimbursement policies for Medicaid and Medicare. For example, the United States has imposed tariffs on certain imports from China and other countries, and these tariffs may continue to escalate, depending on the status of trade negotiations. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Though the United States has reached trade agreements with certain countries and the U.S. Supreme Court has struck down the legal basis for some of the implemented tariffs, significant uncertainty around future tariff policies remains. The United States is conducting investigations and renegotiating the U.S.-Mexico-Canada Agreement, which could result in higher or modified tariffs. While we estimate that tariffs assessed on our imports are expected to have less than a 100 basis point (1%) impact on gross margin in 2026, we cannot provide any assurance that the final tariffs actually imposed, changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, will not have a material adverse effect on our financial condition or results of operations.

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

3.3

Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on January 30, 2020 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on January 30, 2020)

3.4

Second certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on June 10, 2021 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K filed on June 15, 2021)

3.5

Third certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Myomo, Inc., filed with the Secretary of the State of Delaware on June 25, 2026 (Incorporated by reference to Exhibit 3.1 contained in the Registrant’s Form 8-K/A filed on June 29, 2026)

10.1	Amendment No. 3 to the Myomo 2018 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 contained in the Registrant’s Form 8-K/A filed on June 29, 2026)

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with embedded linkbase documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date August 5, 2026

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)