Form 10-Q
period 2026-09-30
MYOMO, INC.
filed 2026-11-09
CIK 1369290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At November 3, 2026, the registrant has 40,099,174 shares of common stock, par value $0.0001 per share, outstanding.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MYOMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,099,159	$14,132,027
Short-term investments	847,027	4,261,782
Accounts receivable, net	5,922,058	4,096,327
Inventories	3,096,156	3,123,089
Prepaid expenses and other current assets	2,534,715	1,943,860
Total Current Assets	23,499,115	27,557,085
Restricted cash	575,000	575,000
Operating lease assets with right of use, net	6,328,660	6,679,349
Equipment, net	1,734,570	2,212,901
Software development costs, net	1,651,534	1,590,864
Other assets	15,997	21,374
Total Assets	$33,804,876	$38,636,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	6,856,572	5,819,767
Current operating and financing lease liability	835,026	494,662
Taxes payable	879,505	813,260
Deferred revenue	139,094	218,222
Warrant derivative liability	1,772,084	999,418
Current portion long term debt, net of discount of $295,486	1,787,848	—
Total Current Liabilities	12,270,129	8,345,329
Non-current operating and financing lease liability	7,129,485	7,665,622
Long-term debt, net of discount of $1,994,528	11,654,570	11,222,155
Total Liabilities	31,054,184	27,233,106
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock par value $0.0001 per share, 100,000,000 shares authorized; 40,047,387 and 38,471,383 shares issued as of September 30, 2026 and December 31, 2025, respectively; and 40,047,360 and 38,471,356 shares outstanding at September 30, 2026 and December 31, 2025, respectively	4,005	3,847
Additional paid-in capital	132,515,632	129,929,989
Accumulated other comprehensive income	189,459	164,517
Accumulated deficit	(129,951,940)	(118,688,422)
Treasury stock, 27 shares at cost	(6,464)	(6,464)
Total Stockholders’ Equity	2,750,692	11,403,467
Total Liabilities and Stockholders’ Equity	$33,804,876	$38,636,573

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$12,330,517	$10,090,699	$34,148,370	$29,574,746

Cost of revenue	3,540,423	3,648,451	10,014,121	10,470,696
Gross profit	8,790,094	6,442,248	24,134,249	19,104,050
Operating expenses:
Research and development	1,809,544	1,527,660	5,153,167	5,319,015
Selling, clinical and marketing	5,119,483	5,254,246	15,200,332	14,883,936
General and administrative	3,584,631	3,177,856	10,915,852	10,529,188
	10,513,658	9,959,762	31,269,351	30,732,139

Loss from operations	(1,723,564)	(3,517,514)	(7,135,102)	(11,628,089)

Other expense (income), net
Interest expense (income), net	559,772	9,743	1,600,212	(288,797)
Change in fair value of derivative liabilities	1,845,549	—	2,206,211	—
	2,405,321	9,743	3,806,423	(288,797)
Loss before income taxes	(4,128,885)	(3,527,257)	(10,941,525)	(11,339,292)
Income tax expense	103,874	135,658	321,993	420,654
Net loss	$(4,232,759)	$(3,662,915)	$(11,263,518)	$(11,759,946)

Weighted average number of common shares outstanding:
Basic and diluted	43,570,260	42,168,120	42,850,337	41,737,724
Net loss per share attributable to common stockholders
Basic and diluted	$(0.10)	$(0.09)	$(0.26)	$(0.28)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(4,232,759)	$(3,662,915)	$(11,263,518)	$(11,759,946)
Foreign currency translation adjustments	(35,064)	89,319	23,270	152,059
Unrealized (loss)/gain on short-term investments	(453)	-	1,672	-
Other comprehensive (loss) income	(35,517)	89,319	24,942	152,059
Comprehensive loss	$(4,268,276)	$(3,573,596)	$(11,238,576)	$(11,607,887)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	For the Three and Nine Months Ended September 30, 2026 and 2025
	Common stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance, January 1, 2026	38,471,383	$3,847	$129,929,989	$164,517	$(118,688,422)	27	$(6,464)	$11,403,467
Common stock issued upon vesting of restricted stock units	94,894	9	(9)	—	—	—	—	—
Stock-based compensation	—	—	597,248	—	—	—	—	597,248
Unrealized income on foreign currency adjustments	—	—	—	10,365	—	—	—	10,365
Net loss	—	—	—	—	(3,009,399)	—	—	(3,009,399)
Balance, March 31, 2026	38,566,277	$3,856	$130,527,228	$174,882	$(121,697,821)	27	$(6,464)	$9,001,681

Common stock issued upon vesting of restricted stock units, net of 243,709 shares withheld for taxes	968,607	97	(243,807)	—	—	—	—	(243,710)
Stock-based compensation	—	—	1,042,665	—	—	—	—	1,042,665
Unrealized income on foreign currency adjustments	—	—	—	50,094	—	—	—	50,094
Net loss	—	—	—	—	(4,021,360)	—	—	(4,021,360)
Balance, June 30, 2026	39,534,884	3,953	131,326,086	224,976	(125,719,181)	27	(6,464)	5,829,370
Common stock issued upon vesting of restricted stock units, net of 115,607 shares withheld for taxes	512,503	52	(126,849)	—	—	—	—	(126,797)
Stock-based compensation	—	—	1,316,395	—	—	—	—	1,316,395
Unrealized income on foreign currency adjustments	—	—	—	(35,517)	—	—	—	(35,517)
Net loss	—	—	—	—	(4,232,759)	—	—	(4,232,759)
Balance, September 30, 2026	40,047,387	$4,005	$132,515,632	$189,459	$(129,951,940)	27	$(6,464)	$2,750,692

Balance, January 1, 2025	34,378,297	$3,439	$127,846,026	$(14,406)	$(103,114,538)	27	$(6,464)	$24,714,057
Common stock issued upon vesting of restricted stock units	59,031	7	(7)	—	—	—	—	—
Common stock issued upon vesting of incentive stock options	708	—	—	—	—	—	—	—
Stock-based compensation	—	—	540,204	—	—	—	—	540,204
Unrealized loss on foreign currency adjustments	—	—	—	(102,139)	—	—	—	(102,139)
Net loss	—	—	—	—	(3,465,058)	—	—	(3,465,058)
Balance, March 31, 2025	34,438,036	$3,446	$128,386,223	$(116,545)	$(106,579,596)	27	$(6,464)	$21,687,064
Common stock issued upon vesting of restricted stock units	644,149	64	(64)	—	—	—	—	—
Stock-based compensation			394,889	—	—	—	—	394,889
Common stock issued upon vesting of incentive stock options	20	—	—	—	—	—	—	—
Exercise of pre-funded warrants	2,698,105	268	—	—	—	—	—	268
Unrealized income on foreign currency adjustments	—	—	—	164,879	—	—	—	164,879
Net loss	—	—	—		(4,631,972)	—	—	(4,631,972)
Balance, June 30, 2025	37,780,310	$3,778	$128,781,048	$48,334	$(111,211,568)	27	$(6,464)	$17,615,128
Common stock issued upon vesting of restricted stock units	52,821	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	583,991	—	—	—	—	583,991
Exercise of pre-funded warrants	600,156	60	—	—	—	—	—	60
Other comprehensive income	—	—	—	89,319	—	—	—	89,319
Net loss	—	—	—	—	(3,662,915)	—	—	(3,662,915)
Balance, September 30, 2025	38,433,287	$3,843	$129,365,034	$137,653	$(114,874,483)	27	$(6,464)	$14,625,583

The accompanying notes are an integral part of the consolidated unaudited financial statements.

MYOMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,263,518)	$(11,759,946)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,081,785	596,091
Stock-based compensation	2,956,308	1,519,083
Accretion of discount on short-term investments	(86,917)	(24,708)
Credit losses	—	155,422
Inventory reserves	—	32,558
Amortization of debt discounts	786,718	91,051
Amortization of right-of-use assets	548,059	714,379
Change in fair value of derivative liabilities	2,206,211	—
Other non-cash changes	(61,004)	49,924
Changes in operating assets and liabilities:
Accounts receivable	(1,687,600)	(1,111,217)
Inventories	7,279	(1,018,876)
Prepaid expenses and other current assets	(603,735)	(956,856)
Other assets	—	6,514
Accounts payable and accrued expenses	1,045,809	(1,899,337)
Operating and financing lease liabilities	(393,142)	190,756
Deferred revenue	(79,128)	51,636
Income taxes payable	94,554	(7,429)
Net cash used in operating activities	(5,448,321)	(13,370,955)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(411,007)	(1,945,030)
Purchases of software development costs	(241,165)	(1,035,862)
Purchases of short-term investments	—	(1,225,410)
Maturities of short-term investments	3,500,000	1,742,554
Net cash provided by (used in) investing activities	2,847,828	(2,463,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt origination costs	—	(86,506)
Net proceeds from issuance of debt	—	4,000,000
Taxes paid for net share settlement of restricted stock units	(370,656)	—
Net cash (used in) provided by financing activities	(370,656)	3,913,494

Effect of foreign exchange rate changes on cash	(61,719)	102,394

Net change in cash, cash equivalents and restricted cash	(3,032,868)	(11,818,815)

Cash, cash equivalents and restricted cash beginning of period	14,707,027	24,747,373

Cash, cash equivalents and restricted cash end of period	$11,674,159	$12,928,558
Cash paid during the period for income taxes	$129,390	$214,180
Cash paid during the period for interest	$1,134,800	$70,838
Non-cash financing and investing activities
Right of use assets obtained in exchange for lease obligations	$197,370	—
Unrealized gain from mark to market on short-term investments	$1,672	$555

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

Note 2 — Liquidity

The Company had cash, cash equivalents, and short-term investments of approximately $11,946,200 as of September 30, 2026. The Company incurred net losses of approximately $11,263,500 and $11,759,900 during the nine months ended September 30, 2026 and 2025, respectively, and has an accumulated deficit of approximately $129,951,900 and $118,688,400 at September 30, 2026 and December 31, 2025, respectively. Cash used in operating activities was approximately $5,448,300 and $13,371,000 for the nine months ended September 30, 2026 and 2025, respectively.

Based upon its current cash, cash equivalents, and short-term investments, as well as the future expected cash flows the Company believes that its available cash, cash equivalents, and short-term investments will fund its operations for at least the next twelve months from the issuance date of these financial statements.

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

Management's operating plans are primarily focused on growing revenues from recurring patient sources, including expanding its MyoConnect program to generate referrals in rehab clinics and stroke centers around the country, continued growth in revenues in the O&P channel, as well as international operations, while improving gross margin through cost reductions and limiting the annual growth in operating expenses to no more than half of the annual growth in revenue. In addition, the Company believes that it has access to capital resources through possible public or private equity offerings, or other means.

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2026, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and 2024 and for the years then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Myomo Europe GmbH. All significant intercompany balances and transactions are eliminated.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive loss includes changes in foreign currency translation adjustments and unrealized gains and losses on short-term investments. There were reclassifications, which management does not consider to be material, out of accumulated other comprehensive income to other expense (income) related to realized gains or losses on short-term investments in the three and nine months ended September 30, 2026,and 2025, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from these estimates. The Company’s estimates include transaction pricing as it relates to certain payers and the estimate of the valuation of derivative liabilities which are recorded at fair value on the basis of both observable and unobservable inputs.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at September 30, 2026 and December 31, 2025.

The Company considers all investments with an original maturity of greater than three months but less than one year to be short-term investments. Short-term investments as of September 30, 2026 and December 31, 2025 consist of U.S. Treasury Bills and Commercial Paper, which are classified as available for sale, totaling approximately $847,000 and $4,261,800, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchases and evaluates the classification at each balance sheet date. All of the Company's U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase.

The Company's cash balances as of September 30, 2026, and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$11,099,159	$14,132,027
Restricted cash	575,000	575,000
Total cash, cash equivalents, and restricted cash	$11,674,159	$14,707,027

Accounts Receivable and Allowance for Credit Losses

The Company reports accounts receivable at invoiced amounts less an allowance for credit losses. The Company evaluates its accounts receivable on a continuous basis and, if necessary, establishes an allowance for credit losses based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable and credit terms are generally 30 days. At September 30, 2026 and December 31, 2025, the allowance for credit losses accounts of approximately $102,700.

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

The Company derives the majority of its revenue from direct billing. The Company also derives revenue from the sale of its products to O&P providers in the United States and internationally and the Veterans Administration (the “VA”). Under direct billing, the Company recognizes revenue when all of the following criteria are met:

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

For revenue derived from patients under Medicare Part B, the Company recognizes revenue once it has obtained sufficient medical documentation to demonstrate medical necessity and when control of the device has passed to the patient. Patients with Medicare Part B represented 75% and 74% of direct billing revenues for the three months ended September 30, 2026 and 2025, respectively and 73% and 74% of direct billing revenues for the nine months ended September 30, 2026 and 2025, respectively. With respect to patients with certain Medicare Advantage insurance plans, the Company will recognize revenue when it receives a pre-authorization from the insurance company and control passes to the patient upon delivery of the device in an amount that reflects the consideration the Company expects to receive in exchange for the device. For these payers, revenue recognized at time of delivery represented approximately 94% and 86% of direct billing revenue in the three months ended September 30, 2026 and 2025, respectively and 93% and 87% of direct billing revenue in the nine months ended September 30, 2026 and 2025, respectively.

Depending on the timing of product deliveries to customers, which is when cost of revenue must be recorded, and when the Company meets the criteria to record revenue, there may be fluctuations in gross margin. During the three months ended September 30, 2026 and 2025, the Company recognized revenue of approximately $687,800 and $706,800, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized revenue of approximately $1,350,800 and $1,246,200, respectively, from third-party payers for which costs related to the completion of the Company’s performance obligations were not recorded in the current period.

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

Software Development

The Company accounts for costs incurred to develop internal-use software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Once an application has reached the development stage and it is probable that the software will be completed and used for its intended purpose, internal and external direct costs incurred to develop the software are capitalized. Capitalized costs consist of third-party costs directly attributable to the development of the software. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of five years. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Costs related to internal-use software capitalized during the period were approximately $29,500 and $241,200 in the three and nine months ended September 30, 2026 and $1,590,900 in the year ended December 31, 2025.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had approximately $139,100 and $218,200 of deferred revenue as of September 30, 2026 and December 31, 2025, respectively.

Disaggregated Revenue from Contracts with Customers

The following table presents revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Direct to patient	$8,968,395	$7,321,531	$24,312,217	$22,550,212
Clinical/Medical providers	3,362,122	2,769,168	9,836,153	7,024,534
Total revenue from contracts with customers	$12,330,517	$10,090,699	$34,148,370	$29,574,746

Geographic Data

The Company generated 83% of its total revenue from the United States and 17% from Germany for the three months ended September 30, 2026. The Company generated 82% of its total revenue from the United States and 17% from Germany and less than 1% of its total revenue from other international locations during the three months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company generated 82% of its total revenues from the United States, 18% from Germany. During the nine months ended September 30, 2025, the Company generated 84% of its total revenues from the United States, 15% from Germany, and 1% from other international locations.

Cost of Revenue

In conjunction with the adoption of ASC 606, there are certain cases in which the Company will expense costs when incurred as required by ASC 340-40-25. In certain cases, the Company ships the MyoPro device to O&P providers, or provides the device directly to patients, pending reimbursement from third-party payers, after which revenue is recognized. For the three and nine months ended September 30, 2026, the Company recorded cost of goods sold of approximately $27,000 and $92,100, respectively, without corresponding revenue. For the three and nine months ended September 30, 2025, the Company recorded cost of goods sold of $97,500 and $132,600, respectively, without corresponding revenue. Direct billing fees paid to O&P providers for services they provide in conjunction with patient evaluations are expensed as incurred as required by ASC 340-40-25. These costs are recorded as sales and marketing expense. Internal costs incurred and fees paid to O&P providers to measure, fit and deliver the device to patients are expensed to cost of revenue.

Advertising

The Company charges the costs of advertising to operating expenses as incurred. Advertising expense amounted to approximately $2,176,200 and $2,138,500 three months ended September 30, 2026 and 2025, respectively, and approximately $6,070,100 and $5,978,100 during the nine months ended September 30, 2026 and 2025, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Myomo Europe GmbH, is the Euro. Foreign exchange translation gains and losses from the Euro to U.S. dollars are included in other comprehensive (loss) income. The Company recorded a loss of approximately $35,100 and a gain of approximately $89,300 during the three months ended September 30, 2026 and 2025, respectively, and gains of approximately $19,900 and $152,100 during the nine months ended September 30, 2026 and 2025, respectively, which are included in accumulated other comprehensive income in the condensed consolidated balance sheet. Transaction foreign exchange gains and losses from a foreign currency to the functional currency are included in cost of revenue in the condensed consolidated statements of operations. Such amounts were immaterial for the three and nine months ended September 30, 2026 and 2025. The balance sheet is translated using the spot rate on the day of reporting and the statement of operations is translated monthly using the average rate for the month.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Restricted stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended September 30, 2026 and 2025, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

Potential dilutive common shares issuable consist of the following at:

	September 30,
	2026	2025
Stock options	16,936	21,952
Restricted stock units	1,765,235	1,744,620
Other warrants	1,367,187	—
Total	3,149,358	1,766,572

Due to their nominal exercise price of $0.0001 per share, a total of 3,763,258 outstanding pre-funded warrants as of both September 30, 2026 and 2025, are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statements of operations as of the respective closing dates of the Company's public equity offerings.

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

Note 4 — Inventories

Inventories consist of the following at:

	September 30, 2026	December 31, 2025
Finished goods	$444,663	$930,837
Work in process	31,119	28,204
Parts and subassemblies	2,620,374	2,164,048
Inventories	$3,096,156	$3,123,089

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

The Company considers all investments with an original maturity of greater than three months to be short-term investments. Short-term investments are carried on the consolidated balance sheets at fair value. Short-term investments as of September 30, 2026 and December 31, 2025 consisted of U.S. Treasury Bills, which are classified as available for sale and commercial paper totaling approximately $847,000 and $4,261,800, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at the date of purchase. Unrealized gains and losses on short-term investments are recorded to accumulated other comprehensive income on the condensed consolidated balance sheets and other comprehensive income (loss) on the condensed consolidated statements of comprehensive loss. Once unrealized gains and losses become realized, they are reclassified from other comprehensive gains and losses to other (income) expense.

Cash equivalents and short-term investments measured at fair value on a recurring basis at September 30, 2026 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$8,275,409	$—	$—	$8,275,409
Short-term investments	—	847,027	—	847,027
Warrant liability	—	—	1,772,084	1,772,084
Compound derivative liability	—	—	3,083,474	3,083,474

Cash equivalents and short-term investments measured at fair value on a recurring basis at December 31, 2025 were as follows:

	In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$10,234,433	$—	$—	$10,234,433
Commercial paper	—	1,645,442	—	1,645,442
Short-term investments	—	4,261,782	—	4,261,782
Warrant liability	—	—	999,418	999,418
Compound derivative liability	—	—	1,649,929	1,649,929

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the periods ended September 30, 2026 and December 31, 2025, respectively.

	Warrant Liability	Compound Derivative Liability	Total
Balance – December 31, 2025	$999,418	$1,649,929	$2,649,347
Change in fair value of derivative liabilities	(280,878)	(558,186)	(839,064)
Balance – March 31, 2026	$718,540	$1,091,743	$1,810,283
Change in fair value of derivative liabilities	408,958	790,768	1,199,726
Balance – June 30, 2026	$1,127,498	$1,882,511	$3,010,009
Change in fair value of derivative liabilities	644,586	1,200,963	1,845,549
Balance – September 30, 2026	$1,772,084	$3,083,474	$4,855,558

Compound derivative liability is presented in long term debt, net of discount on the Condensed Consolidated Balance sheets as of September 30, 2026 and December 31, 2025.

Valuation assumptions utilized in the valuations of Level 3 liability under the Monte Carlo model for warrants as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.99%	3.68%
Stock price	$1.56	$0.91
Initial exercise price - Warrants	$0.96	$0.96
Volatility	99.97%	95.21%
Dividend yield	0.0%	0.0%
Remaining term - Warrants	4.10	4.84

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

	September 30, 2026	December 31, 2025
Remaining term - loan	2.67	3.42
Credit spread	22.39%	22.39%
Implied debt yield	26.11%	26.11%
Annualized risk-free rate	3.72%	3.72%

Note 6 — Accounts Payable and Other Accrued Expenses

Accounts Payable and Other Accrued Expenses consists of the following at:

	September 30, 2026	December 31, 2025
Trade payables	$1,107,205	$1,101,228
Accrued compensation and benefits	2,924,602	1,952,578
Accrued professional services	149,125	85,696
Warranty reserve	155,806	148,296
Customer deposits	1,884,880	1,930,339
Accrued insurance	235,640	191,258
Other	399,314	410,372
	$6,856,572	$5,819,767

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

Pursuant to the Loan Agreement, the Lender also has the right to convert up to $3.0 million of the outstanding principal of Tranche 1 and up to $1.0 million of the outstanding principal of Tranche 2 into shares of Company common stock (the “Conversion Securities”) at a price per share equal to 120% of the exercise price of the warrant at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The conversion feature and other terms in the Loan Agreement were bifurcated from the debt at inception and are being recorded as a compound derivative liability which is being recorded at fair value. At inception, the Company recorded a derivative liability of approximately $1,514,400. At September 30, 2026, the derivative liability was determined to have a fair value of approximately $3,083,500. Losses of approximately $1,845,500 and $2,206,200 were recorded to change in fair value of warrant and derivative liability in other expense (income), net for the three and nine months ended September 30, 2026, respectively. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $1,649,900.

The Company recorded approximately $821,100 in debt issuance costs during the year ended December 31, 2025 in conjunction with entering into the Loan Agreement, which includes a commitment fee as well as banking and legal fees. The Company capitalized the portion of debt issuance costs allocated to the debt and is amortizing them into interest expense using the interest rate method, which approximates straight-line amortization over the term of the Loan Agreement. The debt issuance costs that were allocated to the warrant and the compound derivative liability of approximately $151,200 were charged to interest expense at inception of the Loan Agreement. As of September 30, 2026, the balance of debt issuance costs was approximately $494,500, which is included in debt discount on the consolidated balance sheet. The Company amortized $47,800 and $143,400 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the three and nine months ended September 30, 2026. As of December 31, 2025, the balance of debt issuance costs was approximately $638,000, which is included in debt discount on the consolidated balance sheet. The Company amortized $226,300 of debt issuance costs, including those amortized from the issuance of the credit facility, to interest expense during the year ended December 31, 2025.

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

Including the aforementioned amounts, the Company recorded interest expense of approximately $650,500 and $1,921,500 under its debt facilities during the three and nine months ended September 30, 2026, respectively.

Long-term debt as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Long-term debt	$12,648,958	$12,527,083
Compound derivative	3,083,474	1,649,929
Discount	(2,290,014)	(2,954,857)
Total debt	13,442,418	11,222,155
Short-term debt, net of discount	(1,787,848)	—
Long term debt, net of discount	$11,654,570	$11,222,155

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

The Company is accounting for the warrant as a derivative liability, which is recorded at fair value. At inception, the Company recorded a derivative liability of approximately $918,000. As of September 30, 2026, the derivative liability for the warrant was determined to have a fair value of approximately $1,772,100, and the Company recorded a loss from the change in fair value of the warrant liability in other expense (income) of approximately $644,600 during the three months ended September 30, 2026. At December 31, 2025, the derivative liability was determined to have a fair value of approximately $999,400. The Company recorded a loss from the change in fair value of the warrant liability of approximately $772,700 during the nine months ended September 30, 2026.

As of September 30, 2026 and 2025 there were 3,763,258 pre-funded warrants outstanding. Each pre-funded warrant is exercisable for one share of the Company’s common stock at a nominal exercise price of $0.0001 per share.

During the three and nine months ended September 30, 2026 no pre-funded warrants were exercised. During the three and nine months ended September 30, 2025, 600,156 and 3,298,261 pre-funded warrants were exercised, respectively.

During the nine months ended September 30, 2025, 668,250 investor warrants issued in the Company’s public offering in February 2020 expired unexercised.

There were no shares of common stock issued upon the exercise of stock options during the three and nine months ended September 30, 2026.

728 shares of common stock were issued through the exercise of stock options during the nine months ended September 30, 2025.

Note 9 — Stock Award Plans and Stock-Based Compensation

As of September 30, 2026, there were 2,299,698 shares available for issuance under the Myomo, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). On January 1 of each year, the number of shares of common stock reserved and available for issuance under the 2018 Plan will cumulatively increase by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares of common stock determined by management in consultation with members of the Board of Directors, including the compensation committee of the Board of Directors. On January 1, 2026, 1,538,854 shares were added to the share reserve under the 2018 Plan. On June 25, 2026, shareholders approved the addition of 1,833,000 shares to the 2018 Plan.

Recipients of awards of restricted stock units typically sell shares in the open market to cover their individual tax liabilities and remit the proceeds to the Company, which offsets withholding taxes paid by the Company. In certain circumstances, stock awards may be net share settled upon vesting to cover the required employee statutory withholding taxes and the remaining amount is converted into shares based upon their share-value on the date the award vests. In such instances, these payments of employee withholding taxes are presented in the statements of cash flows as a financing activity. There were 115,607 shares withheld to satisfy employee's statutory tax withholding obligations that had a net value of approximately $126,800 during the three months ended September 30, 2026. There were 359,316 shares withheld to satisfy employee's statutory tax withholding obligations that had a net value of approximately $370,500 during the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026, 512,503 and 1,576,004 restricted stock units vested, respectively. During the three and nine months ended September 30, 2025, 52,821 and 756,001 restricted stock units vested, respectively.

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

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees, non-employees and directors in the statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of goods sold	$30,226	$38,623	$251,673	$108,347
Research and development	117,722	58,951	328,218	181,048
Selling, clinical, and marketing	259,292	119,642	616,373	312,791
General and administrative	909,155	366,775	1,760,044	916,897
Total	$1,316,395	$583,991	$2,956,308	$1,519,083

As of September 30, 2026, there was no unrecognized compensation cost related to unvested stock options.

As of September 30, 2026, there was approximately $2,957,800 of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.65 years.

Note 10 — Commitments and Contingencies

Litigation

The Company may be involved from time to time in legal proceedings, claims and assessments arising from the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material claims, assessments, or litigation against the Company as of September 30, 2026.

Operating and Finance Leases

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

The Company entered into a new finance lease for its 3D printing machines in May of 2026. The initial lease liability was for approximately $197,000. The Company will make monthly equal payments of approximately $4,100 for a 60 month term.

As of September 30, 2026, operating lease assets were approximately $6,328,700. The amount and the maturity of the Company’s operating lease liabilities as of September 30, 2026, are as follows:

			Total
	Operating Lease	Financing Lease	September 30, 2026
2026	$322,501	$12,220	$334,721
2027	1,525,416	48,878	1,574,294
2028	1,592,125	48,878	1,641,003
2029	1,650,479	48,878	1,699,357
Thereafter	4,872,994	73,317	4,946,311
Total future minimum lease payments	9,963,515	232,171	10,195,686
Less imputed interest	2,196,374	34,801	2,231,175
Total lease liabilities	$7,767,141	$197,370	$7,964,511
Included in the condensed consolidated balance sheet:
Current lease liabilities	$804,311	$30,715	$835,026
Non-current lease liabilities	6,962,830	166,655	7,129,485
Total lease liabilities	$7,767,141	$197,370	$7,964,511

For the three and nine months ended September 30, 2026 and 2025, the total lease cost is comprised of the following amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	344,165	357,890	$1,028,042	$1,107,510
Financing lease expense	7,999	—	13,267	—
Short-term lease expense	537	1,347	1,761	3,606
Total lease expense	$352,701	$359,237	$1,043,070	$1,111,116

The following summarizes additional information related to operating and financial leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining operating lease term (in years)	6.0	6.7
Weighted-average discount rate operating lease	8.5%	8.5%
Weighted-average remaining financing lease term (in years)	4.6	—
Weighted-average discount rate financing lease	8.75%	—

Insurance Obligations

The Company finances the insurance policies of its directors and officers, which requires the Company to make a down payment, followed by equal payments over a defined term. The Company then entered into a financing arrangement covering the twelve-month period ending in June 2025. Under this financing arrangement, the Company made a down payment of approximately $39,000 during the three months ended June 30, 2024, and made nine equal monthly payments of approximately $39,000, ending in March 2025. The Company then entered into a new financing arrangement for its 2025-2026 insurance policies covering the twelve-month period ending in June 2026. The Company made a down payment of $68,400 during the three months ended June 30, 2025 and made 10 equal monthly payments of approximately $40,300, starting in July 2025 and ending May 2026. The Company then entered into a new financing arrangement for its 2026-2027 insurance policies covering the twelve-month period ending in June 2027. The Company made a down payment of $68,400 during the three months ended June 30, 2026 and is making 10 equal monthly payments of approximately $40,200, starting in July 2026.

The Company also finances its property and casualty insurance policies, which require the Company to make a down payment, followed by equal payments over a defined term. During the three months ended September 30, 2025, the Company entered in a new financing arrangement for its 2025-2026 policy covering the twelve months ended July 2026. The Company made a down payment of $55,400 and made 8 equal payments of approximately $24,300, starting in August 2025 and ending March 2026.

Changes in the Company's supplier finance obligations were as follows and included in prepaid and accrued expenses on the consolidated balance sheet statement:

	Nine Months Ended
	September 30,
	2026	2025
Opening January 1	$284,201	$181,256
Payments	—	—
Expensed	(187,378)	(98,508)
Balance March 31,	$96,823	$82,748
Payments	455,544	456,000
Expensed	(115,367)	(85,160)
Balance June 30,	$437,000	$453,588
Payments	242,509	194,488
Expensed	(160,033)	(177,858)
Balance September 30,	$519,476	$470,218

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

	Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Revenue	$12,330,517	$10,090,699	$34,148,370	$29,574,746

Cost of revenue	3,540,423	3,648,451	10,014,121	10,470,696
Gross profit	8,790,094	6,442,248	24,134,249	19,104,050
Gross margin	71.3%	63.8%	70.7%	64.6%
Operating expenses:
Payroll and benefits expense	6,945,449	6,831,844	21,300,101	21,273,114
Advertising	2,176,158	2,138,514	6,070,123	5,978,142
All other segment operating expenses	2,583,675	2,517,297	7,819,934	8,333,503
Payroll and benefits expense in cost of revenue	(1,191,624)	(1,527,893)	(3,920,807)	(4,852,620)
	10,513,658	9,959,762	31,269,351	30,732,139
Loss from operations	$(1,723,564)	$(3,517,514)	$(7,135,102)	$(11,628,089)
Other expense (income)	559,772	9,743	1,600,212	(288,797)
Change in fair value of derivatives liabilities	1,845,549	—	2,206,211	—
Tax Expense	103,874	135,658	321,993	420,654
Net Loss	$(4,232,759)	$(3,662,915)	$(11,263,518)	$(11,759,946)

Major Customers

For the three and nine months ended September 30, 2026 and 2025, there were no customers which accounted for more than 10% of revenues. For the three and nine months ended September 30, 2026, the Centers for Medicare and Medicaid services (“CMS” ) represented 54% and 52% of revenues, respectively. For the three and nine months ended September 30, 2025, CMS represented approximately 54% and 56% of the Company's revenues, respectively.

At September 30, 2026, CMS accounted for approximately 24% of accounts receivable. At December 31, 2025, CMS, a U.S. commercial insurer and its affiliates, and an O&P customer, accounted for approximately 25%, 16%, and 12%, of accounts receivable, respectively.

For the three and nine months ended September 30, 2026, approximately 17% and 17% of the Company's revenues, respectively, were derived from patients with Medicare Advantage insurance plans. For the three and nine months ended September 30, 2025, approximately 18% and 18% of the Company's revenues, respectively were derived from patients with Medicare Advantage insurance plans.

Note 12 —Subsequent Events

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

We advertise on television and through social media. In addition, we conduct in-services for therapists and physicians to generate referrals under a new program we refer to as MyoConnect, and we directly educate and inform those individuals who are potential candidates for our products. Once the prospective patient contacts us or is referred to us through our MyoConnect program, either our trained clinical staff or a trained O&P provider will evaluate the patient for their suitability as a candidate. Initial screenings by our trained clinical staff are often initially conducted using telehealth techniques, followed by an in-person clinical evaluation of the candidate. Prior to obtaining authorizations from commercial insurance companies or delivering to a patient with Medicare Part B, the patient’s medical records are collected and reviewed to make sure the device is medically necessary for their condition and a prescription is always obtained from a physician. Once these documents are obtained, if the patient has Medicare Advantage or other commercial insurance, a pre-authorization request is submitted to the patient’s insurer. If we receive a pre-authorization, we proceed to measure the patient’s arm, a process we call “shape capture”. In many cases, shape capture is done using a remote measurement kit supplied to the patient. If the patient is covered by Medicare Part B, no pre-authorization is currently required for coverage, and we can move directly to taking measurements of the patient's arm. We then use those measurements to 3D print orthotic parts, which are used to fabricate the MyoPro, and then deliver it to the patient. Since we are directly providing the device to the patient and then billing insurance ourselves, we refer to this process as direct billing. We also call on hospitals and O&P practices in the United States, Europe and Australia that provide our products to their patients as well as generate indirect sales. The MyoPro product line has been approved by the VA system for impaired veterans, and over 130 VA facilities have ordered devices for their patients.

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
•
On March 23, 2026, we introduced a mobile application to be used with the MyoPro, replacing the use of external laptop.

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

China Joint Venture

In November 2025, we were notified that Ryzur Medical filed for bankruptcy in China and is in the process of being liquidated. As a result, the operations of the JV Company are now severely limited. Efforts to find another lead investor have not materialized. As a result, we notified the parties on July 24, 2026 that we are terminating the joint venture. We do not expect to receive any proceeds from liquidation of the JV Company and there is no impact to our financial statements from the termination of the joint venture for the three and nine months ended September 30, 2026.

Results of Operations

We have been growing revenues while incurring net losses and negative cash flows from operations since inception and anticipate this to continue in 2026. Our financial performance in 2025 reflected our ability to be reimbursed by Medicare for providing the MyoPro to their beneficiaries, as well as challenges around marketing efficiency and patient acquisition which increased cost per pipeline add. Our plan for 2026 is to begin to pivot away from relying on direct to patient advertising to generate revenues and invest in generating revenues from recurring patient sources, including the MyoConnect referral program and from O&P providers in the U.S. and Germany, while improving gross margin through cost reductions and limiting the annual growth in operating expenses to no more than half of the annual growth in revenue.

The following table sets forth our revenue, cost of revenue, gross profit and gross margin for each of the periods presented.

	For the Three Months Ended September 30,		Period- to-Period Change		For the Nine Months Ended September 30,		Period- to-Period Change
	2026	2025	$	%	2026	2025	$	%
Revenue	$12,330,517	$10,090,699	$2,239,818	22%	$34,148,370	$29,574,746	4,573,624	15%
Cost of revenue	3,540,423	3,648,451	(108,028)	(3)%	10,014,121	10,470,696	(456,575)	(4)%
Gross profit	$8,790,094	$6,442,248	$2,347,846	36%	$24,134,249	$19,104,050	$5,030,199	26%
Gross margin %	71.3%	63.8%		7.5%	70.7%	64.6%		6.1%

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

Total revenue increased by approximately $2.2 million and $4.6 million, or 22% and 15%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Higher revenues in the three and nine months ended September 30, 2026 were due to a higher number of revenue units and a higher average sales price. Revenues by channel for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Direct billing	$8,968,395	$7,321,531	$24,312,217	$22,550,212
International	2,049,916	1,781,733	6,012,485	4,574,282
U.S. O&P	1,011,171	874,590	3,077,838	1,877,781
VA	301,035	112,845	745,830	572,471
Total revenue	$12,330,517	$10,090,699	$34,148,370	$29,574,746

Cost of Revenue and Gross Margin

Cost of revenue consists of direct costs for the manufacturing, printing of orthotic parts, fabrication and fitting of our products, changes in inventory and warranty reserves, and overhead costs allocated to cost of revenue.

Gross margin was 71.3% and 70.7% for the three and nine months ended September 30, 2026, respectively, compared to 63.8% and 64.6% for the three and nine months ended September 30, 2025, respectively. The increases in gross margin were primarily due to manufacturing cost reductions and a higher average selling price, partially offset by higher clinical costs allocated to cost of sales.

Operating expenses

The following table sets forth our operating expenses for each of the periods presented.

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$1,809,544	$1,527,660	$281,884	18%	$5,153,167	$5,319,015	$(165,848)	(3)%
Selling, clinical and marketing	5,119,483	5,254,246	(134,763)	(3)%	15,200,332	14,883,936	$316,396	2%
General and administrative	3,584,631	3,177,856	406,775	13%	10,915,852	10,529,188	386,664	4%
Total operating expenses	$10,513,658	$9,959,762	$553,896	6%	$31,269,351	$30,732,139	$537,212	2%

Research and development

Research and development (“R&D”) expenses consist of costs for our engineering and R&D personnel, including salaries, benefits, bonuses and stock-based compensation, product development costs, clinical studies, and the cost of certain third-party contractors and travel expense. R&D costs are expensed as they are incurred. We intend to manage R&D expenses in 2026, while maintaining the pace of our R&D efforts as cash flows allow, as well as to fund a randomized controlled trial being conducted by the University of Utah (the "Utah Study").

R&D expenses increased by approximately $0.3 million or 18% during the three months ended September 30, 2026, and decreased by $0.2 million during the nine months ended September 30, 2026, as compared to the same periods in 2025. The increase in the three-month period was primarily due to increased research spending related to the Utah Study . The decrease in the nine-month period was primarily due to lower labor expense in project management, engineering, and research partially offset with spending on the Utah Study.

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

SC&M expenses decreased by $0.1 million or 3% during the three months ended September 30, 2026, and increased by $0.3 million or 2% during the nine months ended September 30, 2026, as compared to the same periods in 2025. The decrease in the three-month period was related to slightly lower travel related expenses offset by higher labor. The increase in the nine-month period was primarily due to expenses associated with our new clinical sales personnel, higher incentive compensation and higher advertising expenses, partially offset by higher clinical costs allocated to cost of revenues.

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

G&A increased by $0.4 million and $0.4 million, or 13% and 4%, during the three and nine months ended September 30, 2026 respectively, as compared to the same period in 2025. The increases were due primarily to higher legal expenses and higher labor and payroll related expenses.

Other (income), net

The following table sets forth our other expense (income), net for each of the periods presented:

	For the Three Months Ended September 30,		Period-to-Period Change		For the Nine Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%	2026	2025	$	%
Interest expense (income), net	$559,772	$9,743	$550,029	N/M	1,600,212	(288,797)	1,889,009	N/M
Change in fair value of derivative liabilities	1,845,549	-	1,845,549	N/M	2,206,211	-	2,206,211	N/M
Total other expense (income), net	$2,405,321	$9,743	$2,395,578	N/M	$3,806,423	$(288,797)	$4,095,220	N/M

Other expense (income), net was $2.4 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, compared to expense/(income) of less than $0.1 million for the three-month period and income of approximately $0.3 million for the nine-month period in 2025. The increase in other expense was due to the change in fair value of derivative liabilities related to our term loan with Avenue, driven primarily by an increase in our stock price and market volatility, as well as higher interest expense due to our term loan with Avenue entered into in November 2025.

Income tax expense

Income tax expense recorded during the three and nine months ended September 30, 2026 and 2025 represents the provision for income taxes for our wholly-owned subsidiary, Myomo Europe GmbH. Income tax expense increased in the three and nine months ended September 30, 2026 as a result of higher taxable income compared to the same periods in 2025.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for stock-based compensation and other unusual items.

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
•
Adjusted EBITDA does not include the impact of the change in fair value of derivative liabilities;

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net loss	$(4,232,759)	$(3,662,915)	$(11,263,518)	$(11,759,946)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense (income), net	559,772	9,743	1,600,212	(288,797)
Depreciation and amortization expense	405,656	246,850	1,081,785	596,091
Stock-based compensation	1,316,395	583,991	2,956,308	1,519,083
Change in fair value of derivative liabilities	1,845,549	—	2,206,211	—
Income tax expense	103,874	135,658	321,993	420,654
Adjusted EBITDA	$(1,513)	$(2,686,673)	$(3,097,009)	$(9,512,915)

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$11,099,159	$14,132,027
Short-term investments	847,027	4,261,782
Total	11,946,186	18,393,809
Working capital	$11,228,986	$19,211,756

As of September 30, 2026, we had working capital of approximately $11.2 million and stockholders’ equity of approximately $2.8 million. We used approximately $5.4 million in cash for operating activities during the nine months ended September 30, 2026. Considering our current cash, and cash equivalents, and our operating plans discussed below, we believe there is sufficient cash, cash equivalents, and short-term investments to fund our operations and capital expenditures for the next 12 months from the date of this report.

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

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(5,448,321)	$(13,370,955)
Net cash provided by/(used in) investing activities	2,847,828	(2,463,748)
Net cash (used in)/provided by financing activities	(370,656)	3,913,494
Effect of foreign exchange rate changes on cash	(61,719)	102,394
Net (decrease) in cash, cash equivalents and restricted cash	$(3,032,868)	$(11,818,815)

Operating Activities. The net cash used in operating activities for the nine months ended September 30, 2026 was primarily used to fund a net loss of approximately $11.3 million, adjusted for non-cash expenses in the aggregate amount of approximately $7.4 million and by approximately $1.6 million of cash used by net changes in the levels of operating assets and liabilities, primarily related to increases in accounts receivable and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

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

Investing Activities. During the nine months ended September 30, 2026 we generated $2.8 million in cash for investing activities During the nine months ended September 30, 2025, $2.5 million in cash was used in investing activities. These amounts were impacted by the net difference between maturities and purchases of short-term investments, purchases of furniture and leasehold improvements for our headquarters facility, software development, and manufacturing and providing demo units of our MyoPro2x to our field clinicians and to O&P practices in the U.S.

Financing Activities. There was $0.4 million in cash used for financing activities in the nine months ended September 30, 2026 to pay employees' statutory tax withholding obligations related to the net share settlement of restricted stock units to satisfy statutory withholding taxes. There was $3.9 million in cash generated from financing activities during the nine months ended September 30, 2025, representing borrowings under our credit facilities.

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

The timing and amount of revenue recognized is determined based on certain estimates. For revenue derived from patients with Medicare Part B, we determined we had sufficient payment history in order to determine transaction price and recognize revenue upon delivery of the device to the patient based on the published fees by CMS. With respect to patients with Medicare Advantage or other commercial insurance, except for a small number of payers, we do not have contracts to establish pricing or provide evidence of an arrangement, however we are able to rely on a history of payments after receiving an insurance authorization, delivery of the device and submission of a claim as evidence of an arrangement. For these payers, payment history is also used to estimate how much we expect to be paid upon delivery of our device and submission of an insurance claim, which determines how much revenue we recognize. The transaction pricing for these providers is based on the expected value method, based on previous history. For some of Medicare Advantage and other commercial insurance payers, we have determined that we do not have any collection history with the payer to assert evidence of an arrangement and collectability. For these payers, revenue is recognized at payment, which is when we can determine how much we will be paid for the device.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2026, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*#	Form of Restricted Stock Unit Award (Inducement Award)

10.2*#	Form of Performance-Based Restricted Stock Unit Award

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with embedded linkbase documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date November 9, 2026

Myomo, Inc.

/s/ David A. Henry
David A. Henry
Chief Financial Officer (Principal Financial and Accounting Officer)